Form 10-K
period 2008-08-31
Texas Rare Earth Resources Corp.
filed 2011-02-08
CIK 1445942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 0-53482

Texas Rare Earth Resources Corp.
(Exact name of registrant as specified in its charter)

Nevada, United States
87-0294969
(State or other jurisdiction of incorporation or organization) (IRS Employer Identification Number)

3 Riverway, Suite 1800, Houston, Texas 77056
(Address of principal executive offices)

(361) 790-5831
 (Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Shares of common stock, par value $0.01

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes [ ]   No [X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   [ ]

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [  ]   No [X]

Indicate by check mark whether the issuer has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the issuer was required to submit and post such files).    Yes [  ] No [X]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the issuer is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer[ ]	Accelerated filer[ ]

Non-accelerated filer[ ]	Smaller reporting company[X]

Indicate by check mark whether the registrant is a shell company.  Yes [ ]    No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the registrant’s common equity was last sold, as of February 28, 2010 (the last day of the registrant’s most recently completed second fiscal quarter) was approximately $3,606,334.  Shares of common stock held by each current executive officer and director and by each person known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 26,781,259 shares of common stock as of January 31, 2011.

Documents incorporated by reference:  None

Glossary of Terms
Alteration	Any physical or chemical change in a rock or mineral subsequent to its formation.
Breccia	A rock in which angular fragments are surrounded by a mass of fine-grained minerals.
Concession	A grant of a tract of land made by a government or other controlling authority in return for stipulated services or a promise that the land will be used for a specific purpose.
Core	The long cylindrical piece of a rock, about an inch in diameter, brought to the surface by diamond drilling.
Diamond drilling
A drilling method in which the cutting is done by abrasion using diamonds embedded in a matrix rather than by percussion.  The drill cuts a core of rock, which is recovered in long cylindrical sections.

Drift	A horizontal underground opening that follows along the length of a vein or rock formation as opposed to a cross-cut which crosses the rock formation.
Exploration	Work involved in searching for ore, usually by drilling or driving a drift.
Exploration expenditures	Costs incurred in identifying areas that may warrant examination and in examining specific areas that are considered to have prospects that may contain mineral deposit reserves.
Grade	The average assay of a ton of ore, reflecting metal content.
Host rock	The rock surrounding an ore deposit.
Intrusive	A body of igneous rock formed by the consolidation of magma intruded into other rocks, in contrast to lavas, which are extruded upon the surface.
Lode	A mineral deposit in solid rock.
Ore
The naturally occurring material from which a mineral or minerals of economic value can be extracted profitably or to satisfy social or political objectives. The term is generally but not always used to refer to metalliferous material, and is often modified by the names of the valuable constituent; e.g., iron ore.

Ore body	A continuous, well-defined mass of material of sufficient ore content to make extraction economically feasible.
Mine development	The work carried out for the purpose of opening up a mineral deposit and making the actual ore extraction possible.
Mineral	A naturally occurring homogeneous substance having definite physical properties and chemical composition and, if formed under favorable conditions, a definite crystal form.

Mineralization	The presence of economic minerals in a specific area or geological formation.
Mineral reserve
That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.  Reserves are customarily stated in terms of “Ore” when dealing with metalliferous minerals.

Probable (Indicated) reserves
Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measure) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced.  The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Prospect Proven (Measured) reserves
A mining property, the value of which has not been determined by exploration.

Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

Resources	The calculated amount of material in a mineral deposit, based on limited drill information.
Tonne	A metric ton which is equivalent to 2,200 pounds.
Trend	A general term for the direction or bearing of the outcrop of a geological feature of any dimension, such as a layer, vein, ore body, or fold.
Unpatented mining claim
A parcel of property located on federal lands pursuant to the General Mining Law and the requirements of the state in which the unpatented claim is located, the paramount title of which remains with the federal government. The holder of a valid, unpatented lode-mining claim is granted certain rights including the right to explore and mine such claim.

Vein	A mineralized zone having a more or less regular development in length, width, and depth, which clearly separates it from neighboring rock.

PART I

Cautionary Notice Regarding Forward-Looking Statements

In addition to historical information, this Annual Report contains statements that plan for or anticipate the future, including, without limitation, statements under the captions “Description of Business,” “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation.” These forward-looking statements include statements about our future business plans and strategies, future actions, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, objectives of management, and other such matters, as well as certain projections and business trends, and most other statements that are not historical in nature, that are “forward-looking”.

Item 1.  Description of Business

Corporate organization

The Company changed its name from “Standard Silver Corporation” to “Texas Rare Earth Resources Corp.” effective as of September 1, 2010.  Our common stock is currently listed for quotation in the Pink Sheets, a centralized quotation service maintained by OTC Markets Inc. that collects and publishes market maker quotes for over-the-counter securities (PK:TRER).

The Company was incorporated in the State of Nevada in 1970.  In July 2004, our articles of incorporation were amended and restated to increase the authorized capital to 25,000,000 common shares and, in April 2007, we affected a 1-for-2 reverse stock split.  In September 2008, our articles of incorporation were further amended and restated to increase the authorized capital to 100,000,000 common shares with a par value of $0.01 per share and to authorize 10,000,000 preferred shares with a par value of $0.001 per share.  The Company’s fiscal year-end is August 31.

The Company

We are a mining company engaged in the business of the acquisition and development of mineral properties.  We currently hold a twenty year lease, executed in August 2010, to explore and develop an 860 acre rare earth uranium-beryllium prospect located in Hudspeth County, Texas known as “Round Top” and prospecting permits covering an adjacent 9,345 acres.  We also hold prospecting permits on certain other mineral properties located in Texas and New Mexico.  We currently have limited operations and have not established that our Round Top property contains any proven reserves or probable reserves.  The strategic necessity of developing rare earth resources, the compelling fundamentals of uranium and the future potential for beryllium in the nuclear fuel cycle all present what we believe to be excellent opportunities for us.

The Round Top rare earth prospect was developed in the late 1980's as a high grade beryllium resource. During the course of this project it was discovered that heavy rare earth and uranium mineralization were also present. Market conditions precluded commercialization of these elements at that time. Recent technology and geopolitical developments, however, have increased the interest in and demand for rare earth elements.  Increased demand for nuclear power and medical applications has renewed interest in uranium. New beryllium applications are also now potentially emerging.

Rare earth elements (or “REEs”) are a group of chemically similar elements that usually are found together in nature; they are referred to as the “lanthanide series.” These individual elements have a variety of characteristics that are important in a wide range of technologies, products, and applications and are critical inputs in existing and emerging applications including: computer hard drives, cell phones, clean energy technologies, such as hybrid and electric vehicles and wind power turbines; multiple high-tech uses, including fiber optics, lasers and hard disk drives; numerous defense applications, such as guidance and control systems and global positioning systems; and advanced water treatment technology for use in industrial, military and outdoor recreation applications. As a result, global demand for REE is projected to steadily increase due to continuing growth in existing applications and increased innovation and development of new end uses.  Interest in developing resources domestically has become a strategic necessity as there are at present extremely limited sources of these elements outside of China. We believe the partially explored Round Top rhyolite which caps the beryllium deposits could be a large resource of rare earth elements.  According to a report published by the Bureau of Economic Geology (a copy of which can be found at http://www.minsocam.org/ammin/AM72/AM72_1122.pdf and referred to herein as the “Round Top Report”) heavy rare earth elements make up 67% of the total rare earth element content at Round Top.

The strategic necessity of developing rare earth resources, the compelling fundamentals of uranium and the future potential for beryllium in the nuclear fuel cycle all present what we believe to be excellent opportunities for us.  Collateral benefits and features of the Round Top project are:

•	Preliminary drill sampling has indicated ore grade faces of both the beryllium and the uranium.
•	The mine is in excellent shape with all services still in place including vent fan and bag-house for filtering the reverse circulated air.
•	The Round Top rhyolite is well situated for large scale, low cost open pit mining.
•	Location on Texas lands, and under the permitting jurisdiction of the State of Texas.
•	No federal land use agency is in any way involved.
•	Location in a sparsely populated, economically distressed county.
•	Ready access to power and water and with rail and highway transportation within four miles.

We intend to (i) conduct a geologic, and radiometric study of the surface of the rhyolite to define areas where beryllium, rare earth minerals and thorium are concentrated in fractures, breccias or magmatic segregations, and to understand the distribution of uranium in this rock, (ii) conduct radiation and geologic mapping underground to better define the distribution and habit of occurrence of the uranium, (iii) re-log drill samples that are stored on the property with emphasis on uranium and rare metal distribution, (iv) conduct a sampling and laboratory examination program to determine the precise mineralogy of the rare elements in the rhyolite, and (v) use these results to develop a drill program to test higher grade rare earth targets deeper in the rhyolite.

Beryllium is a lightweight metal possessing unique mechanical and thermal properties. Its specific stiffness is much greater than other engineered structured material such as steel. The physical and mechanical properties of beryllium include high stiffness-to-weight and strength-to-weight ratios, stability within a broad range of temperatures, resistance to corrosion and fatigue, excellent electric conductivity and one of the highest melting points of all light metals. Beryllium products are used in a variety of high performance applications in the defense, aerospace, industrial, scientific equipment, electronics (including acoustics), medical, automotive, optical scanning and oil and gas markets.  We believe Round Top could possess the potential to produce beryllium.

In addition to Round Top, we also own unpatented mining claims covering the Old Dude Mine, located in Sierra County, New Mexico, and the HA claim group located in Luna County, New Mexico.  The Old Dude Mine has a production history of silver dating from the 1890’s.  The HA claims cover an andesite hosted vein system similar to and some 10 miles to the southwest of the Macho District. These claims surround another historic producer, the Graphic Mine. The geologic setting at the HA property is the same as the Macho.

Overview of the Round Top Rare Earth-Uranium-Beryllium Project

Round Top is a small mountain, one of a group of five that comprises the Sierra Blanca, located in Hudspeth County approximately eight miles northwest of the town of Sierra Blanca. The property is reached by a private road that turns north off Interstate 10 access road approximately one mile west of the town of Sierra Blanca.

New Mexico
Mesquite
Dona Ana
Chaparral
Otero
Anthony
Westway
Santa Teresa
El Paso
United States
Sunland Park
Fort Bliss
Homestead Meadows North
Butterfield
Homestead Meadows South
El Paso
Dell City
Agua Dulce
Socorro
San Elizario
Morning Glory
Fabens
Tornillo
Texas
Hudspeth
Legend
Lease
Permit Sections
Mexico
Round Top Project Area
Fort Hancock
Sierra Blanca
0 2 4 8 Miles

In November 2007, we purchased the prospecting permits covering Sections 5, 7, 8, and 18 of Township 7, Block 71, and most of Sections 12 and 13 of Township 7, Block 72, Hudspeth County, Texas. In September 2009, this land position was expanded when the prospecting permits for Sections 3, 4, 9, 10, 16, 17, 19, 20, 21, 28, 29, 32 and 33 of Township 7, Block 71 were acquired.  In August 2010, we entered into a mining lease with the Texas General Land Office covering Sections 7 and 18 of Township 7, Block 71 and Section 12 of Block 72, covering approximately 860 acres in Hudspeth County, Texas.  The mining lease issued by the Texas General Land Office gives us the right to explore, produce, develop, mine, extract, mill, remove, and market beryllium, uranium, rare earth elements, all other base and precious metals, industrial minerals and construction materials and all other minerals excluding oil, gas, coal, lignite, sulfur, salt, and potash.  The term of the lease is twenty years so long as minerals are produced in paying quantities.

Under the lease, we will pay the State of Texas a lease bonus of $197,800, $35,000 of which was paid upon the execution of the lease, $65,000 of which will be due when we submit our initial plan of operations to conduct exploration, and $97,800 of which will be due when we submit a supplemental plan of operations to conduct mining.  Upon the sale of minerals removed from Round Top, we will pay the State of Texas a $500,000 minimum advance royalty.  Thereafter, we will pay the State of Texas a production royalty equal to eight percent (8%) of the market value of uranium and other fissionable materials removed and sold from Round Top and six and one quarter percent (6 ¼%) of the market value of all other minerals removed and sold from Round Top.

If production of paying quantities of minerals has not been obtained on or before August 17, 2011, we may pay the State of Texas a delay rental to extend the term of the lease in an amount equal to $44,718.  Thereafter, assuming production of paying quantities has not been obtained, we may pay additional delay rental fees to extend the term of the lease for successive one (1) year periods pursuant to the following schedule:

	Per Acre Amount	Total Amount
August 17, 2012 – 2014	$50	$44,718
August 17, 2015 – 2019	$75	$67,077
August 17, 2019 – 2024	$150	$134,155
August 17, 2025 – 2029	$200	$178,873

The Round Top rare earth-uranium-beryllium prospect was initially drilled in 1984 and 1985, during which time the ore body known as the "West End Ore Zone" was discovered. There were 1,115 feet of underground workings driven and additional reverse circulation and diamond drilling done both on the surface and underground. The operator at the time ultimately abandoned the project, ostensibly because of their inability to develop a viable market for beryllium.

Description of Rare Earth and other Rare Elements

During the course of the beryllium exploration, approximately 200 drill holes penetrated varying thicknesses of the rhyolite volcanic rock that makes up the mass of Round Top Mountain and caps the beryllium-uranium deposits which occur in the underlying limestones; some 100 more were drilled on Little Round Top, Sierra Blanca and Little Blanca Mountains.

The Texas Bureau of Economic Geology, working with the project geologists, conducted an extensive investigation of the rhyolite to better understand its rare metal content. This research shows that the rhyolite laccoliths at Sierra Blanca are enriched in a variety of REEs and other rare elements such as tantalum, niobium, thorium and lithium. They analyzed a series of samples from outcrop and drill holes and studied the geochemistry and mineralogy of the rhyolite. The results of their research were published in the Round Top Report, which stated that the Round Top rhyolites are so enriched that they should be considered large-tonnage, low grade resources of several rare metals, including yttrium, heavy rare earths, niobium, tantalum, lithium and thorium. The Round Top rhyolite is estimated to contain at least 1.6 billion metric tons. The other rhyolite bodies, particular Little Round Top have similar potential. Most of the rare elements occur in discrete minerals and may be amenable to conventional floatation, gravity, or some combination of these processes of concentration.  Although thorium is highly enriched in the rhyolite, it occurs as the separate mineral, thorite, and is not chemically combined with the REE's thus simplifying any ultimate processing of these concentrates.  The Round Top rhyolite requires further evaluation of its mineralogical makeup and economic modeling to determine the appropriate course for potential future commercial development. However, the size of this rhyolite deposit, the fact that 67% of the total rare earth elements are the heavy elements and the projected increase in their demand could result in its becoming a reliable and long term domestic source for these increasingly strategic metals.

Importantly, aside from the large scale-low grade potential, there is geologic evidence that suggests that higher grade concentrations of these elements may be present in the deeper parts of this mineralizing system. Only the upper parts of the rhyolite body have been drilled and there was no thought given to developing the potential rare earth resources at the time of the Cabot-Cyprus project.

The rare earth element supply has been dominated by China, which has historically used its ability to overproduce as a means of discouraging development by others. It is now universally thought that China will soon utilize their production domestically and that as a result, their declining resources will not be available to the rest of the developed world. . This "drying up" of the Chinese source comes at a time when there is a virtual "explosion" in the uses of these elements. Rare earth elements have a wide variety of useful characteristics and are currently components in a number of commercial products and critical applications across industries ranging from defense to medical to high technology. Their applicability to green energy technologies has generated considerable recent interest. An example is their potential use in the manufacture of super strength permanent magnets, a major emerging area of development. The market has focused mainly on their use in small hybrid vehicles and wind turbines. We believe that these applications are important, but that the adoption of this new technology to reduce energy costs, particularly diesel, by the traditional heavy trucking, railroads, construction, mining and other heavy industry will stimulate a demand greater than even that of the most optimistic of forecasters.

Uranium

The presence of uranium has long been known. Various companies conducted reconnaissance in the area during the last cycle of uranium activity in the 1970’s. This exploration was in its beginning stages when the uranium market collapsed in the early 1980’s.  The prior operator of the project logged visible uranium mineralization in several drill holes but low prices prevailing at the time of the project precluded any interest on their part. No radiometric logging of the drill holes was done and no radiation measurement was done in the mine workings.

We believe the market fundamentals for uranium are strong and that there may be a shortfall of supply which will widen in the coming years, primarily based on:

•	Usage should increase as a result of planned expansion of nuclear power.
•	In all likelihood, the expansion of nuclear power will be greater than presently predicted owing to its efficiency, which can be expected to improve as advanced reactor designs come on stream.
•	The price of U3O8 (producer yellowcake) is a relatively small increment of total nuclear power costs, unlike the cost of gas and coal for the power they produce.
•	Utility companies are acutely aware of the future supply problems and at some point will have to start supporting exploration and development in order to assure their long term supply.
•	Increasing medical technology applications.

Beryllium

Beryllium is a light, strong, very ridged metal with high thermal conductivity. Beryllium is most commonly used as an alloy with other metals, particularly copper, to make springs, contacts and other applications where rigidity, fatigue resistance and good electrical and thermal conductivity are required. Many everyday electronic applications use beryllium-copper alloys in contacts and current carrying springs.  Pure beryllium metal and high beryllium alloys are also used where reliable, dimensionally stable parts are needed in high stress or high heat environments. Transparency to x-ray and other radiation is another important characteristic of beryllium metal.  Companies engaged in aerospace, X-ray equipment manufacturing, oil drilling, sub-atomic particle research, and nuclear reactor industries are the primary users of beryllium metal. Beryllia (BeO) ceramics are used where superior heat conductivity and light weight are required.

Beryllium is not an exchanged traded commodity and its marketing is done under negotiated terms.  We believe that the addition of beryllium oxide to a conventional nuclear fuel pellet may extend the life of a fuel rod.  The mixed uranium-beryllium oxide fuel more efficiently transfers heat out of the rods and prevents degradation of the fuel because of excessive heat retention.

Competition

The mining industry is highly competitive.  We will be competing with numerous companies, substantially all with far greater resources available to them.  We therefore will be at a significant disadvantage in the course of acquiring mining properties and obtaining materials, supplies, labor, and equipment.  Additionally, we are and will continue to be an insignificant participant in the business of mining properties.  A large number of established and well-financed companies are active in the mining industry and will have an advantage over us if they are competing for the same properties.  Nearly all such entities have greater financial resources, technical expertise and managerial capabilities than ourselves and, consequently, we will be at a competitive disadvantage in identifying possible mining properties and procuring the same.

Government Approvals

The exploration, drilling and mining industries operate in a legal environment that requires permits to conduct virtually all operations.  Thus permits are required by local, state and federal government agencies.   Local authorities, usually counties, also have control over mining activity.  The various permits address such issues as prospecting, development, production, labor standards, taxes, occupational health and safety, toxic substances, air quality, water use, water discharge, water quality, noise, dust, wildlife impacts, as well as other environmental and socioeconomic issues.

Prior to receiving the necessary permits to explore or mine, the operator must comply with all regulatory requirements imposed by all governmental authorities having jurisdiction over the project area.  Very often, in order to obtain the requisite permits, the operator must have its land reclamation, restoration or replacement plans pre-approved. Specifically, the operator must present its plan as to how it intends to restore or replace the affected area. Often all or any of these requirements can cause delays or involve costly studies or alterations of the proposed activity or time frame of operations, in order to mitigate impacts.  All of these factors make it more difficult and costly to operate and have a negative and sometimes fatal impact on the viability of the exploration or mining operation. Finally, it is possible that future changes in these laws or regulations could have a significant impact on our business, causing those activities to be economically reevaluated at that time.

Effect of Existing or Probable Government Regulations

Mineral exploration, including mining operations are subject to governmental regulation. Our operations may be affected in varying degrees by government regulation such as restrictions on production, price controls, tax increases, expropriation of property, environmental and pollution controls or changes in conditions under which minerals may be marketed. An excess supply of certain minerals may exist from time to time due to lack of markets, restrictions on exports, and numerous factors beyond our control. These factors include market fluctuations and government regulations relating to prices, taxes, royalties, allowable production and importing and exporting minerals. The effect of these factors cannot be accurately determined, and we are not aware of any probable government regulations that would impact the Company.  This section is intended as a brief overview of the laws and regulations described herein and is not intended to be a comprehensive treatment of the subject matter.

Overview.  Like all other mining companies doing business in the United States, we are subject to a variety of federal, state and local statutes, rules and regulations designed to protect the quality of the air and water, and threatened or endangered species, in the vicinity of its operations. These include “permitting” or pre-operating approval requirements designed to ensure the environmental integrity of a proposed mining facility, operating requirements designed to mitigate the effects of discharges into the environment during exploration, mining operations, and reclamation or post-operation requirements designed to remediate the lands affected by a mining facility once commercial mining operations have ceased.

Federal legislation in the United States and implementing regulations adopted and administered by the Environmental Protection Agency, the Forest Service, the Bureau of Land Management, the Fish and Wildlife Service, the Army Corps of Engineers and other agencies—in particular, legislation such as the federal Clean Water Act, the Clean Air Act, the National Environmental Policy Act, the Endangered Species Act, the National Forest Management Act, the Wilderness Act, and the Comprehensive Environmental Response, Compensation and Liability Act—have a direct bearing on domestic mining operations. These federal initiatives are often administered and enforced through state agencies operating under parallel state statutes and regulations.

The Clean Water Act.  The federal Clean Water Act is the principal federal environmental protection law regulating mining operations in the United States as it pertains to water quality.

At the state level, water quality is regulated by the Environment Department, Water and Waste Management Division under the Water Quality Act (state). If our exploration or any future development activities might affect a ground water aquifer, it will have to apply for a Ground Water Discharge Permit from the Ground Water Quality Bureau in compliance with the Groundwater Regulations. If exploration affects surface water, then compliance with the Surface Water Regulations is required.

The Clean Air Act.  The federal Clean Air Act establishes ambient air quality standards, limits the discharges of new sources and hazardous air pollutants and establishes a federal air quality permitting program for such discharges. Hazardous materials are defined in the federal Clean Air Act and enabling regulations adopted under the federal Clean Air Act to include various metals. The federal Clean Air Act also imposes limitations on the level of particulate matter generated from mining operations.

National Environmental Policy Act (NEPA).  NEPA requires all governmental agencies to consider the impact on the human environment of major federal actions as therein defined.

Endangered Species Act (ESA).  The ESA requires federal agencies to ensure that any action authorized, funded or carried out by such agency is not likely to jeopardize the continued existence of any endangered or threatened species or result in the destruction or adverse modification of their critical habitat. In order to facilitate the conservation of imperiled species, the ESA establishes an interagency consultation process. When a federal agency proposes an action that “may affect” a listed species, it must consult with the USFWS and must prepare a “biological assessment” of the effects of a major construction activity if the USFWS advises that a threatened species may be present in the area of the activity.

National Forest Management Act.  The National Forest Management Act, as implemented through title 36 of the Code of Federal Regulations, provides a planning framework for lands and resource management of the National Forests. The planning framework seeks to manage the National Forest System resources in a combination that best serves the public interest without impairment of the productivity of the land, consistent with the Multiple Use Sustained Yield Act of 1960.

Wilderness Act.  The Wilderness Act of 1964 created a National Wilderness Preservation System composed of federally owned areas designated by Congress as “wilderness areas” to be preserved for future use and enjoyment.

The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).  CERCLA imposes clean-up and reclamation responsibilities with respect to discharges into the environment, and establishes significant criminal and civil penalties against those persons who are primarily responsible for such discharges.

The Resource Conservation and Recovery Act (RCRA).  RCRA was designed and implemented to regulate the disposal of solid and hazardous wastes. It restricts solid waste disposal practices and the management, reuse or recovery of solid wastes and imposes substantial additional requirements on the subcategory of solid wastes that are determined to be hazardous. Like the Clean Water Act, RCRA provides for citizens’ suits to enforce the provisions of the law.

National Historic Preservation Act.  The National Historic Preservation Act was designed and implemented to protect historic and cultural properties. Compliance with the Act is necessary where federal properties or federal actions are undertaken, such as mineral exploration on federal land, which may impact historic or traditional cultural properties, including native or Indian cultural sites.

Employees

Including our executive officers, we currently have four full time employees.  In order to implement our business plan, we will be required to employ qualified technical and administrative employees or retain the services of qualified consultants with the technical expertise to evaluate the mineral properties.

Insurance

We currently do not maintain any insurance coverage to cover losses or risks incurred in the ordinary course of business.

Research and Development

The Company has spent only nominal amounts during each of the last two fiscal years on research and development activities.

Facilities

Our current headquarters are located at 3 Riverway, Suite 1800, Houston, Texas 77056, and we maintain an additional office at 7 Copana Pt., Rockport, Texas 78382.

Description of our Capital Stock

We are authorized to issue 100,000,000 shares of common stock, $0.01 par value.  We are also authorized to issue 10,000,000 shares of preferred stock, par value $0.001, none of which have been issued as of February 8, 2011.

Common Stock

The holders of common stock are entitled to one vote per share with respect to all matters required by law to be submitted to stockholders.  The holders of common stock have the sole right to vote, except as otherwise provided by law or by our certificate of incorporation, including provisions governing any preferred stock.  The common stock does not have any cumulative voting, preemptive, subscription or conversion rights.  Election of directors and other general stockholder action requires the affirmative vote of a majority of shares represented at a meeting in which a quorum is represented.  The outstanding shares of common stock are validly issued, fully paid and non-assessable.

Subject to the rights of any outstanding shares of preferred stock, the holders of common stock are entitled to receive dividends, if declared by our board of directors out of funds legally available.  In the event of liquidation, dissolution or winding up of the affairs of the Company, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment or provision for all liabilities and any preferential liquidation rights of any preferred stock then outstanding.

 The authorized but unissued shares of our common stock are available for future issuance without shareholder approval. These additional shares may be used for a variety of corporate purposes, including future public offering to raise additional capital, corporate acquisitions and employee benefit plans. The existence of authorized but unissued shares of common stock may enable our Board to issue shares of stock to persons friendly to existing management, which may deter or frustrate a takeover of the Company.

Preferred Stock

We are authorized to issue of blank check authorized preferred stock.  No shares of preferred stock are issued and outstanding, and we have no present plans for the issuance thereof. Our board of directors has the authority, without action by our stockholders, to designate and issue preferred stock in one or more series. Our board of directors may also designate the rights, preferences, and privileges of each series of preferred stock, any or all of which may be greater than the rights of the common stock. It is not possible to state the actual effect of the issuance of any shares of preferred stock on the rights of holders of the common stock until the board of directors determines the specific rights of the holders of the preferred stock. However, these effects might include:

•	restricting dividends on the common stock;
•	diluting the voting power of the common stock;
•	impairing the liquidation rights of the common stock; and
•	delaying or preventing a change in control without further action by the stockholders

Warrants

Class A Warrants

Rights to Purchase Shares of Common Stock.  There are Class A Warrants issued and outstanding to purchase an aggregate of 1,826,250 shares of common stock.  Each Class A Warrant entitles the registered holder to purchase from one share of common stock at an exercise price of $0.50 per share.  Each Class A Warrant is exercisable at any time on or before December 31, 2011.

Call.  Each Class A Warrant is redeemable by us if the our common stock trades at $0.75 or more for a period of at least twenty of the last thirty trading days at any time during the term of the Class A Warrant.  The redemption price is $0.01 per share of common stock.

Exercise.  The Class A Warrants are immediately exercisable.  The holder of a Class A Warrant may exercise such warrant by surrendering the warrant exercise form properly completed and executed, together with payment of the exercise price to the Company.  The exercise price will be payable in cash, certified check or wire transfer of funds.  If the Class A Warrant is exercised only in part, then, unless the warrant expired, the Company shall, at its expense, deliver a new warrant representing the right to purchase the remaining shares of common stock.

Adjustments.  The exercise price and the number of shares of common stock purchasable upon exercise of the Class A Warrant, are subject to adjustment upon the occurrence of certain events, including stock dividends, reclassifications, reorganizations, consolidations, and mergers.

Class B Warrants

Rights to Purchase Shares of Common Stock.  There are Class B Warrants issued and outstanding to purchase an aggregate of 913,125 shares of common stock.  Each Class B Warrant entitles the registered holder to purchase one share of common stock at an exercise price of $0.75 per share. Each Class B Warrant is exercisable at any time on or before December 31, 2011.

Call.  Each Class B Warrant is redeemable by us if the our common stock trades at $1.00 or more for a period of at least twenty of the last thirty trading days at any time during the term of the Class B Warrant.  The redemption price is $0.01 per share of common stock.

Exercise.  The Class B Warrants are immediately exercisable.  The holder of a Class B Warrant may exercise such warrant by surrendering the warrant exercise form properly completed and executed, together with payment of the exercise price to the Company.  The exercise price will be payable in cash, certified check or wire transfer of funds.  If the Class B Warrant is exercised only in part, then, unless the warrant expired, the Company shall, at its expense, deliver a new warrant representing the right to purchase the remaining shares of common stock.

Adjustments.  The exercise price and the number of shares of common stock purchasable upon exercise of the Class B Warrant, are subject to adjustment upon the occurrence of certain events, including stock dividends, reclassifications, reorganizations, consolidations, and mergers.

Other Warrants

In November 2010, the Company entered into a 24 month institutional public relations retainer agreement with Sunrise Securities Corp. (“SSC”) pursuant to which it was issued five-year options, terminating on November 1, 2015, to purchase 250,000 shares of common stock at $1.60 per share and 250,000 shares of common stock at $5.00 per share.  The number of shares and exercise price per share subject to the option shall be adjusted in the case of any dividend, stock split or other recapitalization or reorganization of the Company so that the option shall not be diminished or diluted.

January 2011 Warrants

Rights to Purchase Shares of Common Stock.  In January 2011, we issued warrants to purchase an aggregate of 969,000 shares of common stock (which includes warrants to purchase 169,000 shares of common stock issued to registered broker dealers as commissions, each of which have identical terms to the investor warrants).  Each warrant entitles the registered holder to purchase one share of common stock at an exercise price of $2.50 per share, on or prior to January 25, 2016.

Call.  These warrants are not callable by the Company.

Exercise.  The warrants are immediately exercisable.  The holder of a warrant may exercise such warrant by surrendering the warrant exercise form properly completed and executed, together with payment of the exercise price to the Company.  The exercise price will be payable in cash, Additionally, in the event that the Company fails to maintain an effective registration statement covering the resale of the shares of common stock underlying the January 2011 Warrants, commencing six months after the issuance date and for the duration of  the term of the warrants, the holders have the right to exercise such warrants on a cashless basis.

Adjustments.  The exercise price and the number of shares of common stock purchasable upon exercise of the warrant, are subject to adjustment upon the occurrence of certain events, including stock dividends, reclassifications, reorganizations, consolidations, and mergers.

Registration Rights.

With respect to the private placement between September 2009 and November 2010 of 2,920,000 shares of common stock (giving effect to the exercise of Class A Warrants to purchase 437,500 shares of common stock and Class B Warrants to purchase 218,750 shares of common stock), as well as 1,826,250 shares of common stock currently exercisable underlying the Class A Warrants and 913,125 shares of common stock currently exercisable underlying the Class B Warrants, the Company has agreed to register the resale of these 5,659,375 shares under the Securities Act.  Under the registration rights agreements, the Company is required to file a registration statement covering the resale of the shares of common stock and shares of common stock underlying the warrants by February 9, 2011, and the registration is required to be deemed effective by the SEC on or before the 150th calendar day after the filing of such registration statement.  In the event these milestones are not met by the Company, the Company is obligated to issue, as liquidated damages on a pro-rata basis to these investors, approximately 290,000 shares for each month, or pro-rated for a period less than one month, the registration is late up to a maximum of approximately 1,450,000 shares.

We have also granted demand registration rights with respect to the 800,000 shares of common stock and five year warrants to purchase up to 800,000 shares of common stock issued in our January 2011 private placement.  If a registration statement is not filed with the SEC on or before February 9, 2011, or if such registration statement deemed effective by the SEC on or before the 150th calendar day after the filing of the registration statement, the Company has agreed to make pro rata payments to the investors, as liquidated damages, number of shares of Company common stock equal to ten percent of the shares of common stock purchased by the respective investors and issued upon the exercise of the five year warrants for each 30-day period or pro rata for any portion thereof for which no registration statement has been filed or has not been declared effective by the SEC, as the case may be, provided that such amount shall not exceed five times the liquidated damages amount.  There can be no assurance that the Company’s registration statement will be effective within 150 days after February 9, 2011.

Additionally, pursuant the Company has agreed to register the resale of the 500,000 shares of common stock underlying the options issued to SSC pursuant to the public relations agreement, and the 169,000 shares of common stock underlying warrants issued to registered broker dealers in January 2011 as payment of commissions in connection with the sale of the Company’s securities.  No liquidated damage provisions exist with respect to these registration rights.

Indemnification

As permitted by Nevada law, our Articles of Incorporation, as amended, provide that we will indemnify its directors and officers against expenses and liabilities as they are incurred to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct.  Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Transfer Agent

The transfer agent and registrar for our common stock is Securities Transfer Corporation whose address is 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034.

Item 1A. Risk Factors

You should carefully consider the risks described below, together with all other information contained in this Annual Report in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face.  If any of the following risks and uncertainties occur they may adversely affect our business, operating results or financial condition.  Additional risks and uncertainties, other than those we describe below, that are not presently known to us or that we may currently believe are immaterial, may also impair our business operations.  You should refer to the other information contained in this Annual Report, including the consolidated financial statements and notes thereto of our company, before deciding to invest in our common stock.

Risk Associated with Our Exploration and Mining Business

All of our properties are in the exploration stage. There is no assurance that we can establish the existence of any mineral resource on any of our properties in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from these properties, and our business could fail.

Despite mineral exploration work on certain of our mineral properties, we have not established that any of them contain any mineral reserve, nor can there be any assurance that we will be able to do so.  The probability of an individual prospect ever having a mineral reserve that meets the requirements of the Securities and Exchange Commission is extremely remote; in all probability our mineral resource property does not contain any mineral reserve and any funds that we spend on exploration will probably be lost. Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that they can be developed into producing mines and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties, which are explored, are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

Even if commercial viability of a mineral deposit is established, it may take several years in the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to establish proven and probable reserves through drilling and bulk sampling, to determine the optimal metallurgical process to extract the metals from the ore and, in the case of new properties, to construct mining and processing facilities. Because of these uncertainties, no assurance can be given that our exploration programs will result in the establishment or expansion of resources or reserves.

If we establish the existence of a mineral resource on any of our properties in a commercially exploitable quantity, we will require additional capital in order to develop the property into a producing mine. If we cannot raise this additional capital, we will not be able to exploit the resource, and our business could fail.

If we do discover mineral resources in commercially exploitable quantities on any of our properties, we will be required to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. We do not have adequate capital to develop necessary facilities and infrastructure and will need to raise additional funds.  Although we may derive substantial benefits from the discovery of a major deposit, there can be no assurance that such a resource will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

Our exploration activities may not be commercially successful.

While we believe there are positive indicators that our properties contain commercially exploitable minerals, such belief has been based solely on preliminary tests that we have conducted and data provided by third parties, including the data published in the Round Top Report.  There can be no assurance that the tests and data upon which we have relied is correct or accurate.  Moreover, mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive.  Unusual or unexpected geologic formations and the inability to obtain suitable or adequate machinery, equipment or labor are risks involved in the conduct of exploration programs.  The success of mineral exploration and development is determined in part by the following factors:

•	the identification of potential mineralization based on analysis;
•	the availability of exploration permits;
•	the quality of our management and our geological and technical expertise; and
•	the capital available for exploration.

Substantial expenditures and time are required to establish existing proven and probable reserves through drilling and analysis, to develop metallurgical processes to extract metal, and to develop the mining and processing facilities and infrastructure at any site chosen for mining.  Whether a mineral deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection.

There may be challenges to the title of our mineral properties.

The Company will acquire most of its properties by unpatented claims or by lease from those owning the property.  The lease of our Round Top property was issued by the State of Texas.  The validity of title to many types of natural resource property depends upon numerous circumstances and factual matters (many of which are not discoverable of record or by other readily available means) and is subject to many uncertainties of existing law and its application.  We cannot assure you that the validity of our titles to our properties will be upheld or that third parties will not otherwise invalidate those rights. In the event the validity of our titles are not upheld, such an event would have a material adverse effect on us.

Mineral operations are subject to applicable law and government regulations. Even if we discover a mineral resource in a commercially exploitable quantity, these laws and regulations could restrict or prohibit the exploitation of that mineral resource. If we cannot exploit any mineral resource that we might discover on our properties, our business may fail.

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters.

Companies such as ours that engage in exploration activities often experience increased costs and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits. Issuance of permits for our activities is subject to the discretion of government authorities, and we may be unable to obtain or maintain such permits.  Permits required for future exploration or development may not be obtainable on reasonable terms or on a timely basis.  There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration or development of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could face difficulty and/or fail.

We believe that we are in compliance with all material laws and regulations that currently apply to our activities but there can be no assurance that we can continue to do so. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

Environmental hazards unknown to us, which have been caused by previous or existing owners or operators of the properties, may exist on the properties in which we hold an interest.  It is possible that our properties could be located on or near the site of a Federal Superfund cleanup project. Although we will endeavor to avoid such sites, it is possible that environmental cleanup or other environmental restoration procedures could remain to be completed or mandated by law, causing unpredictable and unexpected liabilities to arise.  At the date of this Annual Report, we are not aware of any environmental issues or litigation relating to any of our current or former properties.

Competition in the mining industry is intense, and we have limited financial and personnel resources with which to compete.

Competition in the mining industry for desirable properties, investment capital, equipment and personnel is intense. Numerous companies headquartered in the United States, Canada and elsewhere throughout the world compete for properties on a global basis. We are currently an insignificant participant in the mining industry due to our limited financial and personnel resources. We may be unable to attract the necessary investment capital or a joint venture partner to fully develop our mineral properties, be unable to acquire other desirable properties, be unable to attract and hire necessary personnel, or be unable to purchase necessary equipment.

We may be adversely affected by fluctuations in demand for, and prices of, rare earth products.

We expect to derive revenues, if any, from the sale of rare earth and related minerals.  Changes in demand for, and the market price of, these minerals could significantly affect our profitability. The value and price of our common stock and our financial results may be significantly adversely affected by declines in the prices of rare earth minerals and products. Rare earth minerals and product prices may fluctuate and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the relative value of the U.S. dollar against foreign currencies on the world market, global and regional supply and demand for rare earth minerals and products, and the political and economic conditions of countries that produce rare earth minerals and products.

A prolonged or significant economic contraction in the United States or worldwide could put further downward pressure on market prices of rare earth minerals and products. Protracted periods of low prices for rare earth minerals and products could significantly reduce revenues and the availability of required development funds in the future. This could cause substantial reductions to, or a suspension of, REO production operations, impair asset values and reduce our proven and probable rare earth ore reserves.

In contrast, extended periods of high commodity prices may create economic dislocations that may be destabilizing to rare earth minerals supply and demand and ultimately to the broader markets. Periods of high rare earth mineral market prices generally are beneficial to our financial performance. However, strong rare earth mineral prices also create economic pressure to identify or create alternate technologies that ultimately could depress future long-term demand for rare earth minerals and products, and at the same time may incentivize development of otherwise marginal mining properties.

The nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses.

The business of exploring for rare earth minerals and beryllium involves a high degree of risk. Few properties are ultimately developed into producing mines. Whether a mineral deposit can be commercially viable depends upon a number of factors, including the particular attributes of the deposit, including size, grade and proximity to infrastructure, metal prices, which can be highly variable, and government regulation, including environmental and reclamation obligations. These factors are not within our control. Uncertainties as to the metallurgical amenability of any minerals discovered may not warrant the mining of these minerals on the basis of available technology. Our operations are subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as, but not limited to:

•	encountering unusual or unexpected formations;
•	environmental pollution;

•	personal injury, flooding and landslides;
•	variations in grades of minerals;
•	labor disputes; and
•	a decline in the price of rare earth elements or beryllium.

We currently have no insurance to guard against any of these risks. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write-down on our investment in such property interests.  All of these factors may result in losses in relation to amounts spent which are not recoverable.  The payment of any liabilities that arise from any such occurrence would have a material, adverse impact on our Company.

Rare earth and beryllium mining presents potential health risks.  Payment of any liabilities that arise from these health risks may adversely impact our Company.

Complying with health and safety standards will require additional expenditure on testing and the installation of safety equipment. Moreover, inhalation of certain minerals, such as beryllium can result in specific potential health risks ranging from acute pneumonitis, tracheobronchitis, and chronic beryllium disease to an increased risk of cancer.  Symptoms of these diseases may take years to manifest.  Failure to comply with health and safety standards could result in statutory penalties and civil liability.  We do not currently maintain any insurance coverage against these health risks. The payment of any liabilities that arise from any such occurrences would have a material, adverse impact on our Company.

Our exploration and development activities are subject to environmental risks, which could expose us to significant liability and delay, suspension or termination of our operations.

The exploration, possible future development and production phases of our business will be subject to federal, state and local environmental regulation. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set out limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments, and a heightened degree of responsibility for companies and their officers, directors and employees. Future changes in environmental regulations, if any, may adversely affect our operations. If we fail to comply with any of the applicable environmental laws, regulations or permit requirements, we could face regulatory or judicial sanctions. Penalties imposed by either the courts or administrative bodies could delay or stop our operations or require a considerable capital expenditure. Although we intend to comply with all environmental laws and permitting obligations in conducting our business, there is a possibility that those opposed to exploration and mining will attempt to interfere with our operations, whether by legal process, regulatory process or otherwise.

We could be subject to environmental lawsuits.

Neighboring landowners and other third parties could file claims based on environmental statutes and common law for personal injury and property damage allegedly caused by the release of hazardous substances or other waste material into the environment on or around our properties.  There can be no assurance that our defense of such claims will be successful.  A successful claim against us could have an adverse effect on our business prospects, financial condition and results of operation.

Risks Associated with our Company

There can be no assurance the Company will successfully implement its plans.

For the fiscal year ended August 31, 2008 we had accumulated deficit of $730,211.  We expect losses for the foreseeable future.  Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business which seeks to obtain funds to finance its operations in a highly competitive environment.  There can be no assurance that we will successfully implement any of its plans in a timely or effective manner or that we will ever be profitable.  In addition, there can be no assurances that we will choose to continue to develop any of our current properties because we intend to consider and, as appropriate, to divest ourselves of properties that may no longer be a strategic fit to our business strategy.

We have a history of losses and expect to incur substantial losses and negative operating cash flows for the foreseeable future, and we may never achieve or maintain profitability.

We had no operating revenue during the fiscal years ended August 31, 2008 and 2007.  We are not currently profitable.  We believe that we have sufficient capital to fund operations through calendar year 2011, but we will need to raise additional funding implement our business strategy.  Even if we succeed in developing our prospects, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future.

We have a limited operating history on which to base an evaluation of our business and properties.

Any investment in us should be considered a high-risk investment because investors will be placing funds at risk in an early stage business with unforeseen costs, expenses, competition, a history of operating losses and other problems to which start-up ventures are often subject. Investors should not invest in us unless they can afford to lose their entire investment.  Your investment must be considered in light of the risks, expenses, and difficulties encountered in establishing a new business in a highly competitive and mature industry.  Our operating history has been restricted to the acquisition and sampling of Round Top and this does not provide a meaningful basis for an evaluation of Round Top.  Other than through conventional and typical exploration methods and procedures, we have no additional way to evaluate the likelihood of whether Round Top or our other mineral properties contains commercial quantities of mineral reserves or, if they do, that they will be operated successfully.  We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties.

If we cannot raise additional funding, we will be unable to implement our business plan.

We do not generate revenue, will be reliant upon raising additional capital on a best efforts basis, and without additional substantial capital, we will not have sufficient financial resources to undertake by ourselves all planned development activities relating to Round Top.  As of August 31, 2008, we had $11,378 cash on hand.  In January 2011, we entered into a series of transactions with accredited investors pursuant to which we sold an aggregate of 800,000 shares of our common stock and five year warrants to purchase up to 800,000 shares of common stock, exercisable at $2.50 per share, for gross proceeds of $2,000,000.  As additional consideration for the purchase of the shares and warrants, the Company issued to the January 2011 investors options to purchase up to 3,200,000 shares of common stock at $2.50 per share and 100% warrant coverage through the issuance of warrants to purchase up to 3,200,000 shares of common stock at an exercise price of $2.50 per share.   As a result, we believe we have sufficient capital to sustain operations through calendar year 2011, however we will need to raise additional capital to implement our business plan. No assurance can be given that additional financing will be available on terms acceptable to us, or that existing warrants and options will be exercised.  We do not have any commitments for debt or equity financing at this time, nor do we have credit facilities available with financial institutions or other third parties, and investors may lose their all of their investment.

Current economic conditions and capital markets are in a period of disruption and instability which could adversely affect our ability to access the capital markets, and thus adversely affect our business and liquidity.

The current economic conditions and financial crisis have had, and will continue to have, a negative impact on our ability to access the capital markets, and thus have a negative impact on our business and liquidity. The shortage of liquidity and credit combined with substantial losses in worldwide equity markets could lead to an extended worldwide recession. We may face significant challenges if conditions in the capital markets do not improve. Our ability to access the capital markets has been and continues to be severely restricted at a time when we need to access such markets, which could have a negative impact on our business plans. Even if we are able to raise capital, it may not be at a price or on terms that are favorable to us. We cannot predict the occurrence of future financial disruptions or how long the current market conditions may continue.

Our resources may not be sufficient to manage our expected growth; failure to properly manage our potential growth would be detrimental to our business.

We may fail to adequately manage our anticipated future growth. Any growth in our operations will place a significant strain on our administrative, financial and operational resources, and increase demands on our management and on our operational and administrative systems, controls and other resources. We cannot assure you that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base, and maintain close coordination among our staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems.

If we are unable to manage growth effectively, our business, operating results and financial condition could be materially adversely affected. As with all expanding businesses, the potential exists that growth will occur rapidly. If we are unable to effectively manage this growth, our business and operating results could suffer. Anticipated growth in future operations may place a significant strain on management systems and resources. In addition, the integration of new personnel will continue to result in some disruption to ongoing operations. The ability to effectively manage growth in a rapidly evolving market requires effective planning and management processes. We will need to continue to improve operational, financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage our work force.

The loss of Daniel E. Gorski could adversely impact the Company.

The nature of our business, including our ability to continue our exploration and development activities depends, in large part, on the efforts of Dan Gorski.  The loss of Mr. Gorski could have a material adverse effect on our business.

Efforts to comply with recently enacted changes in securities laws and regulations will increase our costs and require additional management resources, and we still may fail to comply.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on our internal controls over financial reporting in their annual reports on Form 10-K.  These requirements are not presently applicable to us but we will become subject to these requirements subsequent to the date hereof. If and when these regulations become applicable to us, and if we are unable to conclude that we have effective internal controls over financial reporting or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. We have not yet begun a formal process to evaluate our internal controls over financial reporting. Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve, substantial uncertainty exists regarding our ability to comply by applicable deadlines.

Risks Relating to Our Common Stock

The Company’s stock price is highly volatile.

The market price of our common stock has fluctuated and may continue to fluctuate.  These fluctuations may be exaggerated since the trading volume of its common stock is volatile, limited, and sporadic.  These fluctuations may or may not be based upon any business or operating results.  Our common stock may experience similar or even more dramatic price and volume fluctuations in the future.

The market for the common stock is limited, sporadic and volatile.  Any failure to develop or maintain an active trading market could negatively affect the value of our shares and make it difficult or impossible for you to sell your shares.

Our common stock is currently listed for quotation in the Pink Sheets, a centralized quotation service maintained by OTC Markets Group, Inc. that collects and publishes market maker quotes for over-the-counter securities. Although our common stock is quoted in the Pink Sheets, a regular trading market for the securities may not be sustained in the future. Quotes for stocks listed in the Pink Sheets generally are not listed in the financial sections of newspapers and newspapers often devote very little coverage to stocks quoted solely in the pink sheets. Accordingly, prices for, and coverage of, securities quoted solely in the Pink Sheets may be difficult to obtain. In addition, stocks quoted solely in the Pink Sheets tend to have a limited number of market makers and a larger spread between the bid and ask prices than those listed on an exchange. All of these factors may cause holders of our common stock to be unable to resell their securities at any price. This limited trading also could decrease or eliminate our ability to raise additional funds through issuances of our securities.  There is no market for the warrants and options that are currently issued and outstanding.

While we will attempt to have our common stock quoted on the Over-The-Counter Bulletin Board, since the OTC Bulletin Board is a dealer system we will have to seek market-makers to provide quotations for the common stock, and it is possible that no market-maker will want to provide such quotations. Failure to develop or maintain an active trading market could negatively affect the value of our shares and make it difficult for you to sell your shares or recover any part of your investment in us.  Even if an active market for our common stock does develop, the market price of our common stock may be highly volatile.  In addition to the uncertainties relating to our future operating performance and the profitability of our operations, factors such as variations in our interim financial results, or various, as yet unpredictable factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.  Accordingly, there can be no assurance as to the liquidity of any active markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

Should our stock become listed on the OTC Bulletin Board, if we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the Over-The-Counter Bulletin Board, which we are seeking to become, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTC Bulletin Board. The lack of resources to prepare and file our reports, including the inability to pay our auditor, could result in our failure to remain current on our reporting requirements, which could result in our being removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.   In addition, we may be unable to get re-listed on the OTC Bulletin Board, which may have an adverse material effect on our company.

The sale of substantial shares of our common stock or the issuance of shares upon exercise of our warrants will cause immediate and substantial dilution to our existing stockholders and may depress the market price of our common stock.

In order to provide capital for the operation of our business, we may enter into additional financing arrangements.  These arrangements may involve the issuance of new common stock, preferred stock that is convertible into common stock, debt securities that are convertible into common stock or warrants for the purchase of common stock.  Any of these items could result in a material increase in the number of shares of common stock outstanding which would in turn result in a dilution of the ownership interest of existing common shareholders.  In addition, these new securities could contain provisions, such as priorities on distributions and voting rights, which could affect the value of our existing common stock.

Additionally, we have Class A Warrants that may be exercised into 1,826,250 shares of common stock, Class B Warrants that may be exercised into 913,125 shares of common stock, and other options and warrants that may be exercisable into 1,469,000 shares of common stock at exercise prices ranging from $1.60 to $5.00.  The issuance of shares upon exercise of the Warrants may result in additional substantial dilution to the interests of other stockholders and may adversely affect the market price of our common stock

A low market price may severely limit the potential market for the Company’s common stock.

The Company’s common stock is currently trading at a price below $5.00 per share, subjecting trading in the stock to certain SEC rules requiring additional disclosures by broker-dealers.  These rules generally apply to any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions (a “penny stock”).  Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors.  For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale.  The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market.  Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer.

Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock.

The Company will not pay dividends on its common stock.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Control by current shareholders.

The current shareholders have elected the directors and the directors have appointed current executive officers to serve the Company.  The voting power of these shareholders could also discourage others from seeking to acquire control of us through the purchase of our common stock which might depress the price of our common stock.

Item 2.  Description of Property

A description of our properties is included in “Item 1. Description of Business.”

Item 3.  Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. No legal proceedings, government actions, administrative actions, investigations or claims are currently pending against us or involve the Company.  There are no proceedings in which any of the directors, officers or affiliates of the Company, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to that of the Company.

Item 4.  REMOVED AND RESERVED

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed for quotation on the Pink Sheets published by Pink OTC Markets, Inc. under the symbol “TRER.”  The market for our common stock on the Pink Sheets is limited, sporadic and highly volatile.  The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.  The following table sets forth the range of high and low bid prices during the last three fiscal years, as well as the quarter ended November 30, 2010.

Fiscal Year 2011	High	Low
Quarter ended November 30, 2010	$3.05	$0.65

Fiscal Year 2010	High	Low
Quarter ended August 31, 2010	$1.02	$0.25
Quarter ended May 31, 2010	$0.99	$0.55
Quarter ended February 28, 2010	$1.05	$0.36
Quarter ended November 30, 2009	$1.08	$0.37

Fiscal Year 2009	High	Low
Quarter ended August 31, 2009	$2.05	$0.11
Quarter ended May 31, 2009	$0.51	$0.11
Quarter ended February 28, 2009	$0.51	$0.11
Quarter ended November 30, 2008	$0.69	$0.11

Fiscal Year 2008	High	Low
Quarter ended August 31, 2008	$0.50	$0.17
Quarter ended May 31, 2008	$0.54	$0.16
Quarter ended February 29, 2008	$0.40	$0.11
Quarter ended November 30, 2007	$0.44	$0.20

The last bid price of our common stock on January 31, 2011 was $3.05 per share.

Holders

The approximate number of holders of record of our common stock as of January 31, 2011 was 520.

Dividends

We have not paid any cash dividends on our equity security and our board of directors has no present intention of declaring any cash dividends.  We are not prohibited from paying any dividends pursuant to any agreement or contract.

Securities Authorized for Issuance under Equity Compensation Plans

In September 2008, the board of directors adopted our 2008 Stock Option Plan (the “2008 Plan), which was also approved by our shareholders in September 2008.  The 2008 Plan allows for the grant of up to 2,000,000 shares of our common stock for awards to our offices, directors, employees and consultants.  The 2008 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, and stock grant awards. The 2008 Plan also permits the grant of awards that qualify for the “performance-based compensation” exception to the $1,000,000 limitation on the deduction of compensation imposed by Section 162(m) of the Code.  As of January 31, 2011, a total of 2,000,000 shares of our common stock remained available for future grants under the 2008 Plan.  The following table sets forth certain information as of August 31, 2008 concerning our common stock that may be issued upon the exercise of options or warrants or pursuant to purchases of stock under the 2008 Plan:

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options and Warrants	(b) Weighted-Average Exercise Price of Outstanding Options and Warrants	(c) Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	0	N/A	2,000,000
Equity compensation plans not approved by stockholders	--	N/A	--

Total	0	N/A	2,000,000

Recent Sales of Unregistered Securities During Fiscal 2008

None.

Item 6.  Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis should be read in conjunction with the financial statements of Texas Rare Earth Resources Corp. and notes thereto as set forth herein. Readers are also urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the factors which affect our business, including without limitation, the disclosures made under “Risk Factors.”

Overview

The Company changed its name from “Standard Silver Corporation” to “Texas Rare Earth Resources Corp.” effective as of September 1, 2010.  Our common stock is currently listed for quotation in the Pink Sheets, a centralized quotation service maintained by OTC Markets Inc. that collects and publishes market maker quotes for over-the-counter securities (PK:TRER).

The Company was incorporated in the State of Nevada in 1970.  In July 2004, our articles of incorporation were amended and restated to increase the authorized capital to 25,000,000 common shares and, in April 2007, we affected a 1-for-2 reverse stock split.  In September 2008, our articles of incorporation were further amended and restated to increase the authorized capital to 100,000,000 common shares with a par value of $0.01 per share and to authorize 10,000,000 preferred shares with a par value of $0.001 per share.  The Company’s fiscal year-end is August 31.

We are a mining company engaged in the business of the acquisition and development of mineral properties.  We currently hold a twenty year lease, executed in August 2010, to explore and develop an 860 acre rare earth uranium-beryllium prospect located in Hudspeth County, Texas known as “Round Top” and prospecting permits covering an adjacent 9,345 acres.  We also hold prospecting permits on certain other mineral properties located in Texas and New Mexico.  We are currently not evaluating any additional prospects, and intend to focus the primarily on the development of our Round Top rare earth prospect.  We currently have limited operations and have not established that our Round Top property contains any proven reserves or probable reserves.  The strategic necessity of developing rare earth resources, the compelling fundamentals of uranium and the future potential for beryllium in the nuclear fuel cycle all present what we believe to be excellent opportunities for us.

We intend to (i) conduct a geologic, and radiometric study of the surface of the rhyolite to define areas where beryllium, rare earth minerals and thorium are concentrated in fractures, breccias or magmatic segregations, and to understand the distribution of uranium in this rock (ii) conduct radiation and geologic mapping underground to better define the distribution and habit of occurrence of the uranium, (iii) re-log drill samples that are stored on the property with emphasis on uranium and rare metal distribution (iv) conduct a sampling and laboratory examination program to determine the precise mineralogy of the rare elements in the rhyolite and (v) use these results to develop a drill program to test higher grade rare earth targets deeper in the rhyolite.

We currently do not have any producing properties and consequently, we have no current operating income or cash flow and have not generated any revenues.  Further exploration will be required before a final evaluation as to the economic and practical feasibility of any of the properties is determined.  We plan to raise additional capital to exploit current projects, including Round Top, and to acquire, evaluate, and develop new properties.

Between 2003 and 2007, our operations were minimal.  In 2007 we acquired (i) interests in two mineral properties, the Old Hadley and the Macho Mines, located in southwestern New Mexico, (ii) a 28.5% interest in La Cañada Mining and Exploration LLC (“La Cañada”), (iii) the King Mine located in Boise County, Idaho, and (iv) rights to lease the Round Top Beryllium Deposit (“Round Top Deposit”) located in Hudspeth County, Texas.  In June 2008, the Old Hadley and Round Top Deposit mines were assigned to La Cañada in exchange for La Cañada’s commitment to finance and develop the assigned properties.  In September 2008, La Cañada assigned these two mines back to us.  In October 2009, La Cañada redeemed our 28.5% interest.  In January 2009, the Company relinquished all of its rights to the King Mine.

Results of Operations

Fiscal Years ended August 31, 2008 and 2007

General & Revenue

We had no operating revenues during the fiscal years ended August 31, 2008 and 2007.  We are not currently profitable.  As a result of ongoing operating losses, we had an accumulated deficit of $730,211 as of August 31, 2008.  As discussed in the Company’s financial statements, the Company’s absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss raise substantial doubt about its ability to continue as a going concern.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the fiscal years ended August 31, 2008 and 2007, in the amount of $78,380 and $28,200, respectively.  These expenditures were primarily related to outside consulting services relating to our Round Top project.  Our general and administrative expenses, for the fiscal years ended August 31, 2008 and 2007, respectively, were $24,049 and $141,245.  We had losses from operations for the fiscal years ended August 31, 2008 and 2007, respectively, totaling $126,238 and $175,636.  The losses were primarily a result of expenditures for contract exploration services for our Round Top project and professional fees.  Our net loss for the fiscal years ended August 31, 2008 and 2007, respectively, was $137,929 and $169,892.

Liquidity and Capital Resources

At August 31, 2008, we had current assets of $11,378 and current liabilities of $102,115, resulting in working capital deficit of $90,737.  During the year ended August 31, 2008, we advanced related party loans totaling $52,000 and received $50,000 in proceeds from the sale of common stock and $92,000 in proceeds from loans from related parties.

Between September 2009 and November 2010 (the “2009-2010 Private Placement”), the Company raised $905,500 through the issuance of 2,263,750 shares of common stock and the issuance of Class A Warrants to purchase 2,263,750 shares of common stock and Class B Warrants to purchase 1,131,875 shares of common stock.  Between December 2010 and January 2011, Class A Warrants to purchase 437,500 shares were exercised, and Class B Warrants to purchase 218,750 shares were exercised, resulting in $382,813 of proceeds being raised by the Company.  The Company has, and will continue to, use these proceeds for working capital purposes.

In January 2011, we entered into a series of transactions with accredited investors (the “January 2011 Private Placement”) pursuant to which we sold an aggregate of 800,000 shares of our common stock and five year warrants to purchase up to 800,000 shares of common stock, exercisable at $2.50 per share, for gross proceeds of $2,000,000.  As additional consideration for the purchase of the shares and warrants, the Company issued to the January 2011 Private Placement investors options to purchase up to 3,200,000 shares of common stock at $2.50 per share and 100% warrant coverage through the issuance of warrants to purchase up to 3,200,000 shares of common stock at an exercise price of $2.50 per share.  The Company intends to use proceeds from this financing to fund working capital needs for the balance of calendar 2011. The Company paid cash commissions of $208,000 and issued five year warrants to purchase up to 169,000 shares of its common stock at an exercise price of $2.50 per share in connection with the sale of its securities in the January 2011 Private Placement.

Because of the recurring losses, we will require additional working capital to fund our business operations.  As of the date hereof, we are unable to quantify the amount of capital needed to fund our working capital needs for the foreseeable future, nor are we able to quantify the amount of capital needed to develop the Round Top project. The amount of capital will be dependent upon our business strategy to exploit the Round Top project.  We intend to raise additional working capital through best efforts debt or equity financing.  No assurance can be given that additional financing will be available on terms acceptable to us. Our viability is contingent upon its ability to receive external financing.  Failure to obtain sufficient working capital may result in management resorting to the sale of assets or otherwise curtailing operations.

Contractual Commitments

In August 2010, we entered into a mining lease with the Texas General Land Office covering Sections 7 and 18 of Township 7, Block 71 and Section 12 of Block 72, covering approximately 860 acres in Hudspeth County, Texas. Under the lease, we will pay the State of Texas a lease bonus of $197,800, $35,000 of which was paid upon the execution of the lease, $65,000 of which will be due when we submit our initial plan of operations to conduct exploration, and $97,800 of which will be due when we submit a supplemental plan of operations to conduct mining.  Upon the sale of minerals removed from Round Top, we will pay the State of Texas a $500,000 minimum advance royalty.  Thereafter, we will pay the State of Texas a production royalty equal to eight percent (8%) of the market value of uranium and other fissionable materials removed and sold from Round Top and six and one quarter percent (6 ¼%) of the market value of all other minerals removed and sold from Round Top.

If production of paying quantities of minerals has not been obtained on or before August 17, 2011, we may pay the State of Texas a delay rental to extend the term of the lease in an amount equal to $44,718.  Thereafter, assuming production of paying quantities has not been obtained, we may pay additional delay rental fees to extend the term of the lease for successive one (1) year periods pursuant to the following schedule:

	Per Acre Amount	Total Amount
August 17, 2012 – 2014	$50	$44,718
August 17, 2015 – 2019	$75	$67,077
August 17, 2019 – 2024	$150	$134,155
August 17, 2025 – 2029	$200	$178,873

Recently Issued Accounting Pronouncements

Fair value of Financial Instruments - The Company will be required to adopt ASC topic 820, “Fair Value Measurements and Disclosures” (ASC 820), formerly SFAS No. 157 “Fair Value Measurements,” effective September 1, 2009. ASC 820 defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Management does not expect there to be any impact relating to the adoption of ASC 820 to the Company’s financial statements.

ASC 820 also describes three levels of inputs that may be used to measure fair value:
•	Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.
•	Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•	Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Financial instruments consist principally of cash, prepaid expenses, accounts payable, and accrued liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

Accounting Standards Codification - In June 2009, the FASB issued ASC 105 Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 1, 2009, all references made to GAAP in our financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are fairly presented in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Management believes that the following critical accounting estimates and judgments have a significant impact on our financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

As smaller reporting company, as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Texas Rare Earth Resources Corp. (Formerly Standard Silver Corporation)
Houston, Texas

We have audited the accompanying balance sheets of Texas Rare Earth Resources Corp.  (formerly Standard Silver Corporation) (the “Company”) as of August 31, 2008 and 2007, and the related statements of operations, cash flows, and stockholders' equity (deficit) for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Rare Earth Resources Corp. as of August 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

LBB & Associates Ltd., LLP
December 21, 2010, except for Note 7,
for which the date is February 6, 2011

TEXAS RARE EARTH RESOURCES CORP
(Formerly Standard Silver Corporation)
BALANCE SHEETS

	August 31, 2008	August 31, 2007

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$11,378	$19,895

Total current assets	11,378	19,895

Notes and interest receivable from related parties	54,370	-
Mineral properties	-	31,809

TOTAL ASSETS	$65,748	$51,704

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,545	$-
Notes and interest payable to related parties	95,570	142
Total current liabilities	102,115	142

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001; 10,000,000 shares authorized, no
shares issued and outstanding as of August 31, 2008 and 2007	-	-
Common stock, par value $0.01; 100,000,000 shares authorized
15,155,260 and 15,154,010 issued and outstanding as of
August 31, 2008 and 2007, respectively	151,553	151,540
Additional paid-in capital	542,291	492,304
Accumulated deficit	(730,211)	(592,282)
Total shareholders' equity (deficit)	(36,367)	51,562

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$65,748	$51,704

The accompanying notes are an integral part of these financial statements

TEXAS RARE EARTH RESOURCES CORP
(Formerly Standard Silver Corporation)
STATEMENTS OF OPERATIONS

	Year ended	Year ended
	August 31,	August 31,
	2008	2007

OPERATING EXPENSES
Exploration costs	$78,380	$28,200
General & administrative expenses	24,049	141,245
Loss from equity investee	23,809	6,191

Total operating expenses	126,238	175,636

LOSS FROM OPERATIONS	(126,238)	(175,636)

OTHER (INCOME) EXPENSE
(Loss) gain on asset disposition	10,340	(3,391)
Interest and other income	(2,940)	(2,495)
Interest expense	4,291	142
Total other (income) expense	11,691	(5,744)

NET LOSS	$(137,929)	$(169,892)

Net loss per share:
Basic and diluted net loss per share	$(0.01)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	15,155,202	7,296,473

The accompanying notes are an integral part of these financial statements

TEXAS RARE EARTH RESOURCES CORP
(Formerly Standard Silver Corporation)
STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
For the Year Ended August 31, 2008

	Common Stock		Additional Paid-in
	Shares	Amount	Capital	Retained Deficit	Total

Balance at August 31, 2006	3,154,010	$31,540	$492,304	$(422,390)	$101,454
Shares issued for services	12,000,000	120,000	-	-	120,000
Net loss	-	-	-	(169,892)	(169,892)
Balance at August 31, 2007	15,154,010	151,540	492,304	(592,282)	51,562

Replacement shares	1,250	13	(13)	-	-
Proceeds from stock subscriptions for
7,500,000 shares issued October 2008	-	-	50,000	-	50,000
Net loss	-	-	-	(137,929)	(137,929)
Balance at August 31, 2008	15,155,260	$151,553	$542,291	$(730,211)	$(36,367)

The accompanying notes are an integral part of these financial statements

TEXAS RARE EARTH RESOURCES CORP
(Formerly Standard Silver Corporation)
STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	August 31,	August 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(137,929)	$(169,892)
Adjustment to reconcile net loss to net cash
used in operating activities:
Stock based compensation	-	120,000
Loss (gain) on asset disposition	10,340	(3,391)
Loss on investment in La Canada	23,809	6,191
Changes in current assets and liabilities:
Other assets	-	1,050
Accounts payable and accrued expenses	9,973	142
Interest accrued on notes receivable from related parties	(2,370)	-
Net cash used in operating activities	(96,177)	(45,900)

CASH FLOWS FROM INVESTING ACTIVITIES
Loans to related parties	(52,000)	-
Investment in mineral properties	(2,340)	(8,000)
Proceeds from sale of assets	-	31,175
Investment in La Canada	-	(30,000)
Net cash used in investing activities	(54,340)	(6,825)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	50,000	-
Note proceeds from related parties	92,000	-
Net cash provided by financing activities	142,000	-
NET CHANGE IN CASH	(8,517)	(52,725)
CASH, BEGINNING OF PERIOD	19,895	72,620
CASH, END OF PERIOD	$11,378	$19,895

SUPPLEMENTAL INFORMATION
Interest paid	$863	$-
Taxes paid	$-	$-

NON-CASH TRANSACTIONS:
Replacement shares	$13	$-

The accompanying notes are an integral part of these financial statements

Texas Rare Earth Resources Corp.
Notes to financial statements
August 31, 2008 and 2007

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Texas Rare Earth Resources Corp. (formerly Standard Silver Corporation) (the “Company” or “Standard Silver”) was incorporated in the State of Nevada in 1970.  In July 2004, our articles of incorporation were amended and restated to increase the authorized capital to 25,000,000 common shares and, in April 2007, we affected a 1-for-2 reverse stock split.  In September 2008, our articles of incorporation were further amended and restated to increase the authorized capital to 100,000,000 common shares with a par value of $0.01 per share and to authorize 10,000,000 preferred shares with a par value of $0.001 per share.  The Company’s fiscal year-end is August 31.

The Company was incorporated in the State of Nevada in 1970.  In July 2004, our articles of incorporation were amended and restated to increase the authorized capital to 25,000,000 common shares and, in April 2007, we affected a 1-for-2 reverse stock split.  In September 2008, our articles of incorporation were further amended and restated to increase the authorized capital to 100,000,000 common shares with a par value of $0.01 per share and to authorize 10,000,000 preferred shares with a par value of $0.001 per share.  The Company’s fiscal year-end is August 31.

Between 2003 and 2007, our operations were minimal.  In 2007 we acquired (i) interests in two mineral properties, the Old Hadley and the Macho Mines, located in southwestern New Mexico, (ii) a 28.5% interest in La Cañada Mining and Exploration LLC (“La Cañada”), (iii) the King Mine located in Boise County, Idaho, and (iv) rights to lease the Round Top Beryllium Deposit (“Round Top Deposit”) located in Hudspeth County, Texas.  In June 2008, the Old Hadley and Round Top Deposit mines were assigned to La Cañada in exchange for La Cañada’s commitment to finance and develop the assigned properties.  In September 2008, La Cañada assigned these two mines back to Standard Silver.  In October 2009, the Company divested itself of any interest in La Cañada.  In January 2009, the Company relinquished all of its rights to the King Mine.

Effective September 1, 2010, the Company changed its name from “Standard Silver Corporation” to “Texas Rare Earth Resources Corp.” We are now a mining company engaged in the business of the acquisition and development of mineral properties.  As of the date of this filing, we hold a twenty year lease, executed in August 2010, to explore and develop an 860 acre rare earth uranium-beryllium prospect located in Hudspeth County, Texas known as “Round Top”, and prospecting permits covering an adjacent 9,670 acres.  We also hold prospecting permits on certain other mineral properties located in Texas and New Mexico.  We are currently not evaluating any additional prospects, and intend to focus the primarily on the development of our Round Top rare earth prospect.

For the years ended August 31, 2008 and 2007, the Company incurred losses of $137,929 and $169,892, respectively, and had a working capital deficit of $90,737 as of August 31, 2008.  The Company continues to finance its minimal operations through loans from shareholders and proceeds from the private placement of shares (see subsequent events footnote).

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.  Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Standard No. 168, also known as Accounting Standards Codification (“ASC”) 105, which established the ASC as the primary source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities.   Although the establishment of ASC did not change current GAAP, it did change the way we refer to GAAP throughout our financial statements to reflect the updated referencing convention.  As of the date of this filing, we have adopted ASC 105.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  Cash and cash equivalents consist of demand deposits at commercial banks.

Investments

Investments in entities over which the Company can exercise significant influence, but not control, are accounted for under the equity method of accounting.  Whether the Company exercises significant influence with respect to an investment depends on an evaluation of several factors including, among others, representation on the investee’s board of directors and ownership level, generally 20% to 50% interest in the voting securities of the investee including voting rights associated with the Company’s holdings in common, preferred, and other convertible instruments in the investee.  Under the equity method of accounting, the Company’s share of the earnings or losses of these companies is included in the Statements of Operations.

A loss in value of an investment that is other than a temporary decline is recognized as a charge to operations.  Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment.

Lease Deposits

From time to time, the Company makes deposits in anticipation of executing leases.  The deposits are capitalized as an element of mineral properties upon execution of the applicable leases.

Long-lived Assets

The Company reviews the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through operations.  To determine if these costs are in excess of their recoverable amount, periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with ASC 360, Property, Plant and Equipment.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been performed, the sales price is fixed or determinable, and collectability is probable. The Company has yet to generate revenue.

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs including related property and equipment costs. Exploration costs were $78,380 and $28,200 for the years ended August 31, 2008 and 2007, respectively.

Stock-based Compensation

The Company estimates the fair value of share-based payments using the Black-Scholes valuation model, in accordance with the provisions of ASC 718, Stock Compensation.  Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate, and dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the option holders, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

Stock Option Plan

The Company has approved the 2008 Stock Option Plan (the “Stock Option Plan”) providing for up to 2,000,000 shares of the Company’s stock to be granted under the terms of the Stock Option Plan.  The Company has not granted any stock options since its inception related to this Stock Option Plan.

Income Taxes

Income taxes are computed using the asset and liability method, in accordance with ASC 740, Income Taxes.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities, and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share on the face of the Statements of Operations.  Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period.  Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period, including stock options and warrants using the treasury method.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Management believes that these financial statements include all normal and recurring adjustments necessary for a fair presentation under Generally Accepted Accounting Principles.

Fair Value Measurements

We account for assets and liabilities measured at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures.  ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified with Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).  The three levels of inputs used to measure fair value are as follows:

•	Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.
•	Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•	Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Our financial instruments consist principally of cash, accounts payable and accrued liabilities.  The carrying amounts of such financial instruments in the accompanying financial statements approximate their fair values due to their relatively short-term nature.  It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820)-Improving Disclosures about Fair Value Measurements, which enhances the usefulness of fair value measurements.  The amended guidance requires both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements.  The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years.  The Company adopted ASU 2010-06 effective December 31, 2009, and the adoption did not have a significant impact on the Company’s financial statements.

Recent Accounting Pronouncements

Pronouncements between August 31, 2009 and the date of this filing did not have a significant impact on the Company’s operations, financial position, or cash flow, nor does the Company expect the adoption of recently issued, but not yet effective, accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company has periodically received cash advances from the Company’s officers and relatives of the Company’s officers to fund operations.  As of August 31, 2008 and 2007, $95,570 and $142, respectively, in principal and interest is due and outstanding to the Company’s officers.  The advances are due on December 31, 2010, and accrue interest at rates ranging from five percent (5%) to six percent (6%) per annum.  The loans were paid in full in December 2010.

During the twelve months ended August 31, 2008 the Company loaned $52,000 to La Cañada Mining & Exploration LLC. As of August 31, 2008, $52,000 in principal and $2,370 in interest is outstanding from La Cañada Mining & Exploration LLC. There are no repayment terms, and the underlying notes accrue interest at rates ranging from six percent (6%) to seven point seven five percent (7.75%) per annum.

Effective August 31, 2009, the Company elected to divest its ownership interest in La Cañada.  Accordingly, the Company entered into a Redemption and Mutual Release and Settlement Agreement (“Redemption Agreement”) with La Cañada, in which the Company agreed to pay La Cañada $9,303 as payment in full settlement of the Company’s obligations to La Cañada. In return La Cañada redeemed the 28.5% Standard Silver has in La Cañada back.  As a result, the La Cañada loans and related accrued interest receivable were written off during the year ended August 31, 2009.

NOTE 4 – INVESTMENTS

The Company owned a 28.5% interest in La Cañada through October 2009, the date of the Redemption Agreement.  The Company’s investments also included mineral property rights which, in June 2008, were assigned to La Cañada, resulting in a loss of $10,340 upon assignment. The Company’s investment in La Cañada was accounted for under the equity method.  For the year ending August 31, 2008 the Company recorded a loss of $23,809 in its La Cañada investment.

NOTE 5 – INCOME TAXES

At August 31, 2008 and 2007, the cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	August 31, 2008	August 31, 2007
Net operating loss carryforward	$232,000	$185,000

Less: Valuation allowance	(232,000)	(185,000)

Deferred tax asset, net of allowance	$-	$-

As a result of the change in control effective in April 2007, the Company’s net operating losses prior to that date may be partially or entirely unavailable, by law, to offset future income and, accordingly, are excluded from the associated deferred tax asset.

The provision for income taxes for the years ended August 31, 2008 and 2007 differs from the result which would be obtained by applying the statutory income tax rate of 34% to income before income taxes because the Company has recorded a valuation allowance in the amount of the change in the deferred tax asset for each year.

The table below presents a reconciliation of the tax at the prevailing statutory rate to the Company’s provision for taxes:

	Year ended August 31,
	2008	2007
Net operating loss	$47,000	$58,000
Change in valuation allowance	(47,000)	(58,000)

Tax provision	$-	$-

The Company’s net operating loss carry-forward expires beginning in 2022.

NOTE 6 – STOCKHOLDERS’ EQUITY

As of August 31, 2008, the Company’s authorized capital stock consists of 25,000,000 shares of common stock, with a par value of $0.01 per share.  Effective September 2008, the Company increased its number of authorized shares to 110,000,000 shares, of which 100,000,000 shares of capital stock are designated as common stock with a par value of $0.01 per share and 10,000,000 shares of capital stock are designated as preferred stock with a par value of $0.001 per share.  As of August 31, 2008, there were 15,155,260 shares of our common stock outstanding.  All shares of common stock have equal voting rights and, when validly issued and outstanding, are entitled to one non-cumulative vote per share in all matters to be voted upon by shareholders.  The shares of common stock have no pre-emptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares.  Holders of the common stock are entitled to equal ratable rights to dividends and distributions with respect to the common stock, as may be declared by the Board of Directors out of funds legally available.  In the event of a liquidation, dissolution or winding up of the affairs of the Company, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment or provision for all liabilities and any preferential liquidation rights of any preferred stock then outstanding.

On April 16, 2007 the Board approved a 1-for-2 reverse stock split.  The effect of this reverse split is applied retroactively in these financial statements.

After the reverse stock split, the Company issued 12,000,000 shares to its current and former directors and employees for certain mining interest and nominal consideration.  The fair market value of the shares was determined to be $120,000 and is recorded as compensation expense in the accompanying financial statements.

During the year ended August 31, 2008, the Company received $25,000 each from Brewer & Pritchard, PC (corporate counsel) and RLR Services Partnership, a five percent (5%) shareholder, for 2,750,000 shares each, which were issued in November 2008.

NOTE 7 – SUBSEQUENT EVENTS

Between September 2009 and November 2010, the Company raised $905,500 through the issuance of 2,263,750 shares of common stock and the issuance of Class A Warrants to purchase 2,263,750 shares of common stock and Class B Warrants to purchase 1,131,875 shares of common stock (“2009-2010 Private Placement”).  Between December 2010 and January 2011, Class A Warrants to purchase 437,500 shares were exercised, and Class B Warrants to purchase 218,750 shares were exercised, resulting in $382,813 of proceeds being raised by the Company.

In January 2011, we entered into a series of transactions with accredited investors pursuant to which we sold an aggregate of 800,000 shares of our common stock and five year warrants to purchase up to 800,000 shares of common stock, exercisable at $2.50 per share, for gross proceeds of $2,000,000 (“January 2011 Private Placement”).  As additional consideration for the purchase of the shares and warrants, the Company issued to the January 2011 Private Placement investors an option for 120 days to purchase up to 3,200,000 shares of common stock at $2.50 per share with 100% warrant coverage through the issuance of warrants to purchase up to 3,200,000 shares of common stock at an exercise price of $2.50 per share.  The Company paid cash commissions of $208,000 and issued five year warrants to purchase up to 169,000 shares of its common stock at an exercise price of $2.50 per share in connection with the sale of its securities in the January 2011 Private Placement.  We have agreed to register the resale of the 169,000 shares of common stock underlying the warrant issued as payment of commissions.

In connection with the 2009-2010 Private Placement, the Company also entered into certain registration rights agreements.  Under the registration rights agreements, the Company is required to file a registration statement covering the resale of the shares of common stock and shares of common stock underlying the warrants by February 9, 2011, and the registration is required to be deemed effective by the Securities and Exchange Commission (SEC) on or before the 150th calendar day after the filing of such registration statement.  In the event these milestones are not met by the Company, the Company is obligated to issue, as liquidated damages on a pro-rata basis to these investors, approximately 290,000 shares for each month, or pro-rated for a period less than one month, the registration is late up to a maximum of approximately 1,450,000 shares.  In connection with the January 2011 Private Placement, we have granted the same demand registration rights with respect to the 800,000 shares of common stock and five year warrants to purchase up to 800,000 shares of common stock.  If a registration statement is not filed with the SEC on or before February 9, 2011, or if such registration statement is not deemed effective by the SEC on or before the 150th calendar day after the filing of the registration statement, the Company has agreed to make pro rata payments to the investors, as liquidated damages, a number of shares of Company common stock equal to ten percent of the shares of common stock purchased by the respective investors and issued upon the exercise of the warrants for each 30-day period or pro rata for any portion thereof for which no registration statement has been filed or has not been declared effective by the SEC, as the case may be, provided that such amount shall not exceed five times the liquidated damages amount. There can be no assurance that the Company’s registration statement will be effective within 150 days after February 9, 2011.

In August 2010, we entered into a mining lease with the Texas General Land Office covering Sections 7 and 18 of Township 7, Block 71 and Section 12 of Block 72, covering approximately 860 acres at Round Top mountain in Hudspeth County, Texas.  The mining lease issued by the Texas General Land Office gives us the right to explore, produce, develop, mine, extract, mill, remove, and market beryllium, uranium, rare earth elements, all other base and precious metals, industrial minerals and construction materials and all other minerals excluding oil, gas, coal, lignite, sulfur, salt, and potash.  The term of the lease is twenty years so long as minerals are produced in paying quantities.

Under the lease, we will pay the State of Texas a lease bonus of $197,800, $35,000 of which was paid upon the execution of the lease, $65,000 of which will be due when we submit our initial plan of operations to conduct exploration, and $97,800 of which will be due when we submit a supplemental plan of operations to conduct mining.  Upon the sale of minerals removed from Round Top, we will pay the State of Texas a $500,000 minimum advance royalty.  Thereafter, we will pay the State of Texas a production royalty equal to eight percent (8%) of the market value of uranium and other fissionable materials removed and sold from Round Top and six and one quarter percent (6 ¼%) of the market value of all other minerals removed and sold from Round Top.

If production of paying quantities of minerals has not been obtained on or before August 17, 2011, we may pay the State of Texas a delay rental to extend the term of the lease in an amount equal to $44,718.  Thereafter, assuming production of paying quantities has not been obtained, we may pay additional delay rental fees to extend the term of the lease for successive one (1) year periods pursuant to the following schedule:

	Per Acre Amount	Total Amount
August 17, 2012 – 2014	$50	$44,718
August 17, 2015 – 2019	$75	$67,077
August 17, 2019 – 2024	$150	$134,155
August 17, 2025 – 2029	$200	$178,873

In November 2010, the Company entered into a non-exclusive investment banking agreement with Sunrise Securities Corp. (Sunrise) pursuant to which it agreed to pay a sales commission with respect to certain financings effected, or alternative transactions entered into, by the Company through introductions by Sunrise.  The Company agreed to pay Sunrise a monthly fee of 5,000 shares of restricted stock. The Company concurrently entered into a 24 month institutional public relations retainer agreement with Sunrise pursuant to which it agreed to issue Sunrise five-year options to purchase 250,000 shares at $1.60 per share and 250,000 shares at $5.00 per share, with certain demand registration rights.

In November 2010, as a part of our 2009-2010 Private Placement, the Company sold RLR Services Partnership, a five percent shareholder, 37,500 shares of common stock, Class A Warrants to purchase up to 37,500 shares of common stock, and Class B Warrants to purchase up to 18,750 shares of common stock for gross proceeds of $15,000, the terms of which were identical to those offered to other investors.

In December 2010, the Company hired a new Chief Financial Officer.

On December 17, 2009, the Company increased its Board of Directors from three to four directors, appointing Anthony Marchese as the fourth director.

In December 2010, the principal and accrued interest for the advances to certain officers was paid in full.

In January 2010, the Company entered into an agreement with Anthony Marchese pursuant to which the Company issued to Mr. Marchese 300,000 shares of common stock as compensation for serving as a member of the Company’s board of directors.  In October 2009, as a part of our 2009-2010 Private Placement, the Company sold Mr. Marchese, a director, 62,500 shares of common stock, Class A Warrants to purchase up to 62,500 shares of common stock, and Class B Warrants to purchase up to 31,250 shares of common stock for gross proceeds of $25,000, the terms of which were identical to those offered to other investors.  In October 2009, as a part of our 2009-2010 Private Placement, the Company sold Insiders Trend Fund, LP, an affiliate of Mr. Marchese, 125,000 shares of common stock, Class A Warrants to purchase up to 125,000 shares of common stock, and Class B Warrants to purchase up to 62,500 shares of common stock for gross proceeds of $50,000, the terms of which were identical to those offered to other investors.

In January 2011, we entered into a finders agreement with Aspenwood Capital under which Aspenwood would introduce potential investors to the Company.  The Company agreed to pay Aspenwood up to a 10% cash fee and to issue a five year warrant to purchase shares of common stock in an amount up to 10% of the number of shares sold to investors introduced to the Company by Aspenwood.  The exercise price of the warrants will be equal to 125% of the equity purchase price.  The warrant may be exercised on a cashless basis at any time subsequent to August 31, 2011 in the event the Company does not maintain an effective registration statement on file with the SEC.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures.  The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of August 31, 2008 that, as a result of the material weaknesses described below, disclosure controls and procedures were ineffective in providing reasonable assurance that material information is made known to them by others within the Company.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”).  Management has assessed the effectiveness of internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in  Internal Control-Integrated Framework .  A material weakness, as defined by SEC rules, is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in internal control over financial reporting that were identified are:

a)
We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements. We have limited experience in the areas of financial reporting and disclosure controls and procedures.  Also, we do not have an independent audit committee.  As a result, there is a lack of monitoring of the financial reporting process and there is a reasonable possibility that material misstatements of the consolidated financial statements, including disclosures, will not be prevented or detected on a timely basis; and

b)
Due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process.  The areas where we have a lack of segregation of duties include cash receipts and disbursements, approval of purchases and approval of accounts payable invoices for payment. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

As a result of the existence of these material weaknesses as of August 31, 2008, management has concluded that we did not maintain effective internal control over financial reporting as of August 31, 2008, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in  Internal Control-Integrated Framework.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

Changes to Internal Controls and Procedures over Financial Reporting

Our internal control over financial reporting has been modified during our most recent year by adding additional advisors to address deficiencies in the financial closing, review and analysis process, which has improved our internal control over financial reporting.  On December 1, 2010 we hired a new Chief Financial Officer to further strengthen our internal controls.

Management’s Remediation Plans

We will look to increase our personnel resources and technical accounting expertise within the accounting function as funds become available.  Management believes that hiring additional knowledgeable personnel with technical accounting expertise will remedy the following material weakness: insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements.

Item 9B.  Other Information

Between September 2009 and November 2010, the Company raised $905,500 through the issuance of 2,263,750 shares of common stock and the issuance of Class A Warrants to purchase 2,263,750 shares of common stock and Class B Warrants to purchase 1,131,875 shares of common stock as part of our 2009-2010 Private Placement.  Between December 2010 and January 2011, Class A Warrants to purchase 437,500 shares were exercised, and Class B Warrants to purchase 218,750 shares were exercised, resulting in $382,813 of proceeds being raised by the Company.  The final closing of this private placement was January 10, 2011.

In January 2011, we entered into a series of transactions with accredited investors pursuant to which we sold an aggregate of 800,000 shares of our common stock and five year warrants to purchase up to 800,000 shares of common stock, exercisable at $2.50 per share, for gross proceeds of $2,000,000.  As additional consideration for the purchase of the shares and warrants, the Company issued to the January 2011 investors an option for 120 days to purchase up to 3,200,000 shares of common stock at $2.50 per share with 100% warrant coverage through the issuance of warrants to purchase up to 3,200,000 shares of common stock at an exercise price of $2.50 per share.  The Company paid cash commissions of $208,000 and issued five year warrants to purchase up to 169,000 shares of its common stock at an exercise price of $2.50 per share in connection with the sale of its securities in the January 2011 Private Placement.  We have agreed to register the resale of the 169,000 shares of common stock underlying the warrant issued as payment of commissions.

In connection with the 2009-2010 Private Placement, the Company also entered into certain registration rights agreements.  Under the registration rights agreements, the Company is required to file a registration statement covering the resale of the shares of common stock and shares of common stock underlying the warrants by February 9, 2011, and the registration is required to be deemed effective by the SEC on or before the 150th calendar day after the filing of such registration statement.  In the event these milestones are not met by the Company, the Company is obligated to issue, as liquidated damages on a pro-rata basis to these investors, approximately 290,000 shares for each month, or pro-rated for a period less than one month, the registration is late up to a maximum of approximately 1,450,000 shares. In connection with the January 2011 Private Placement, we have granted the same demand registration rights with respect to the 800,000 shares of common stock and five year warrants to purchase up to 800,000 shares of common stock.  If a registration statement is not filed with the SEC on or before February 9, 2011, or if such registration statement is not deemed effective by the SEC on or before the 150th calendar day after the filing of the registration statement, the Company has agreed to make pro rata payments to the investors, as liquidated damages, a number of shares of Company common stock equal to ten percent of the shares of common stock purchased by the respective investors and issued upon the exercise of the warrants for each 30-day period or pro rata for any portion thereof for which no registration statement has been filed or has not been declared effective by the SEC, as the case may be, provided that such amount shall not exceed five times the liquidated damages amount. There can be no assurance that the Company’s registration statement will be effective within 150 days after February 9, 2011.

The sales described above were made pursuant to the exemption from registration contained in to Section 4(2) of the Securities Act of 1933 as privately negotiated, isolated, non-recurring transactions not involving any public offer or solicitation. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser and the transfer agent affixed the appropriate legends. Each purchaser was given adequate access to sufficient information about us to make an informed investment decision. Except as described above, no underwriting discounts, commissions, or finder’s fees were involved.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Management and Board of Directors

Our current executive officers and directors are:

Name	Age	Position	Positions Held Since
Daniel E. Gorski	72	Director, Chief Executive Officer, and President	January 2007
Chris Mathers	51	Chief Financial Officer	December 2010
G.W. (Mike) McDonald	74	Director and Vice President	January 2004
Cecil C. Wall	78	Director, Secretary & Treasurer	January 2004
Stanley Korzeb	56	Vice President	January 2007
Anthony Marchese	53	Director	December 2009

Daniel E. Gorski.  Mr. Gorski has severed as president and director of the Company since January 2007.  From July 2004 to January 2006, Mr. Gorski was the co-founder and vice president of operations for High Plains Uranium Inc., a uranium exploration and development company that went public on the Toronto Stock Exchange in December 2005.  Between June 1996 to May 2004, Mr. Gorski served as an officer and director of Metalline Mining Co., a publicly traded mining and development company with holdings in the Sierra Mojada Mining District, Coahuila, Mexico.  From January 1992 to June 1996, Mr. Gorski was the exploration geologist under contract to USMX Inc. and worked exclusively in Latin America.  Mr. Gorski earned a BS in 1960 from Sul Ross State College, in Alpine, Texas and an MA in 1970 from the University of Texas in Austin, Texas.  Mr. Gorski has over thirty-five years of experience in the mining industry.  Mr. Gorski’s extensive technical knowledge and experience in the mining industry led the Board to conclude that Mr. Gorski should serve as a member of the Board of Directors.

Chris Mathers. Mr. Mathers was appointed as the Company’s chief financial officer in December 2010.  From 2000 through 2010, Mr. Mathers was involved in providing contract chief financial officer and consulting services to a wide variety of privately and publicly held companies.  From 1993 through 1999 Mr. Mathers served as CFO to InterSystems, Inc. (AMEX:II). Mr. Mathers began his career in public accounting with the international accounting firm of PriceWaterhouse.  Mr. Mathers holds a BBA in accounting from Southwestern University located in Georgetown, Texas, and is also a certified public accountant.

Mike McDonald.  Mr. McDonald has served as the Company’s vice president and director since January 2004, and as chief financial officer from January 2004 to November 2010.  From 1994 and to the present, Mr. McDonald has been involved with various oil and gas companies and related investments.  In 1980, he founded the oil and gas exploration company, Roseland Oil & Gas, Inc. and served as its president until 1987.  From 1975 to 1980, Mr. McDonald was employed with Exxon.  Mr. McDonald received his B.S. Degree in Geology in 1955 from Sul Ross University in Alpine, Texas.  Mr. McDonald’s extensive management experience led the Board to conclude that Mr. McDonald should serve as a member of the Board of Directors.

Cecil C. Wall.  Mr. Wall has served as the Company’s secretary and treasurer and director since January 2004.  Mr. Wall has served as vice president and director for Brenex Oil Corporation, an oil and gas producing company located in St. George, Utah, since April 1998.  Since 1969, Mr. Wall has been engaged in oil and gas and his businesses.  Mr. Wall attended Utah State University, in Logan, Utah from 1951 to 1952.  Mr. Wall’s management experience led the Board to conclude that Mr. Wall should serve as a member of the Board of Directors.

Stanley Korzeb.  Mr. Korzeb has served as the Company’s vice president since January 2007.  From May 2006 to November 2006, Mr. Korzeb served as exploration geologist for Teck Cominco of the Pend Oreille Mine in Metalline Falls, Washington.  From February 2004 to December 2005, Mr. Korzeb was the chief geologist for Metalline Mining Company in Coeur  D’ Alene, Idaho.  From September 1980 to February 1996, Mr. Korzeb was employed by the U.S. Bureau of Mines as a Geologist in Denver, Colorado.  Mr. Korzeb received a Master of Science in Geology in 1977 from Miami University in Oxford, Ohio, and a BS in Geology from the University of Massachusetts in 1975.

Anthony Marchese.  Mr. Marchese has served as a director since December 2009.  Since May 2003, Mr. Marchese has served as president and chief operating officer of Monarch Capital Group LLC, a New York City based FINRA member broker/dealer.  Mr. Marchese also serves as the general partner and chief investment officer of the Insiders Trend Fund, LP, an investment partnership whose mandate is to invest in those public companies whose officers and/or directors have been active acquirers of their own stock.  Mr. Marchese’s prior experience includes Laidlaw Equities, Southcoast Capital, Oppenheimer & Co, Prudential-Bache and the General Motors Corporation.  Mr. Marchese served in the military with the Army Security Agency and the U.S. Army Intelligence and Security Command.  Mr. Marchese attended Boston University and received an MBA in Finance from the University of Chicago.  Mr. Marchese provides the Board with exceptional leadership and management knowledge, having gained extensive management and corporate finance experience during the course of his career. Mr. Marchese’s specific experience, qualifications, attributes and skills described above led the Board to conclude that Mr. Marchese should serve as a member of the Board of Directors.

Voting Agreement for Director Nominee

              In connection with the January 2011 financing, the Board of Directors agreed to nominate, and appoint as a director, a nominee of Highline Capital Partners, L.P., Highline Capital International, Ltd., Highline Capital Partners, QP, LP, and Highline A Master Fund, L.L.C., and a majority of our shareholders (Messrs. Gorski and McDonald, Brewer & Pritchard, P.C., and RLR Services Partnership) agreed for a period of one year to vote for such nominee as a director. This voting agreement is for a period of one year, and as of the date of this prospectus, no such nominee has been designed.

Committees of the Board & Director Independence

Our board of directors is currently composed of four directors, with Mr. Marchese being the only director that would qualify as independent directors based on the definition of independent director set forth in Section 240.10A-3 of the Securities Act.  We are not subject to corporate governance rules that require that a board of directors be composed of a majority of independent directors.  The Board has not established any committees and, accordingly, the Board serves as the audit, compensation, and nomination committee, and we have no audit committee financial expert.

There have been no changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC.  Executive officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, as of the date of this report, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners are complied with except for: Dan Gorski, a director, executive officer and greater than 10% holder of our common stock failed to file a Form 3 in December 2008; Mike McDonald, a director, executive officer and greater than 10% holder of our common stock failed to file a Form 3 in December 2008; Brewer & Pritchard, PC, a greater than 10% holder of our common stock, failed to file a Form 3 in December 2008; RLR Partnership, a greater than 10% holder of our common stock, failed to file a Form 3 in December 2008; Cecil Wall, a director, failed to file a Form 3 in December 2008; Stanley Korzeb, an executive officer, failed to file a Form 3 in December 2008; Anthony Marchese, a director, failed to file a Form 3 in December 2009; and Wm Chris Mathers, an executive officer, failed to file a Form 3 in December 2010.

Code of Ethics

We have adopted a code of ethics which applies to all our directors, officers and employees. A copy of our “Code of Ethics” was filed with the Securities and Exchange Commission as Exhibit 14.1 to this Annual Report.

Item 11.Executive Compensation

Summary Compensation Table

The following table contains compensation data for our named executive officers for the last two completed fiscal years ended August 31, 2008 and 2007.

Summary Compensation Table
Name and Principal Position	Year	Salary And Consulting Payments ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Daniel E. Gorski	2008	--	--	--	--	--
President, and CEO	2007	--	--	--	--	--

G.W. McDonald	2008	--	--	--	--	--
Vice President and CFO	2007	--	--	--	--	--

Grants of Plan-Based Awards

The Company has a stock option plan in which it has reserved two million shares.  No securities or options were issued pursuant to this plan during fiscal 2008 and 2007.  No options have been issued to the named executive officers under this plan or any other plan.

Employment Agreements

The Company has not entered into any employment agreements.

Nonqualified Deferred Compensation

The Company does not offer nonqualified deferred compensation to any of its named executive officers.

Potential Payments upon Termination or Change-in-Control

The Company does not offer any payment to any of its named executive officers following or in connection with any termination, resignation, severance, retirement, change in control, change in the named executive officer’s responsibilities, or any other similar event.

Director Compensation

No compensation was paid to any director during fiscal 2008 or 2007.

Name	Fees Paid In Cash ($)	Stock Awards ($)	Total

Anthony Marchese	—	249,000(1)	$249,000

(1)
In January 2010, the Company entered into an agreement with Anthony Marchese pursuant to which the Company issued to Mr. Marchese 300,000 shares of common stock as compensation for serving as a member of the Company’s board of directors.  These shares were valued at $0.83 per share.

Compensation Committee Interlocks and Insider Participation

The Company does not have a compensation committee, and therefore such role is assumed by the entire board of directors.  None of the Company’s executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on the Company’s board of directors.  No member of the Company’s board of directors is an executive officer of a company in which one of the Company’s executive officers serves as a member of the board of directors or compensation committee of that company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 31, 2011, the number and percentage of outstanding shares of common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the named executive officers; and (d) all current directors and executive officers, as a group.  As of January 31, 2011, there were 26,781,259 shares of common stock issued and outstanding.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.  Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.  To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.  Except as set forth below, the address for each of the beneficial owners is 3 Riverway, Suite 1800, Houston, TX 77056.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent Of Class Beneficially Owned
G.W. McDonald 1408 Roseland Blvd., Tyler, TX 75701	5,066,750	18.9%
Daniel E. Gorski 7 Copana Pt., Rockport, TX 78382	4,800,000	17.9%
Stanley Korzeb	1,000,000	3.7%
Cecil C. Wall	600,000	2.2%
Anthony Marchese	769,750(1)	2.9%
Chris Mathers	--	--
All directors and executive officers as a group (6 persons)	12,236,500	45.7%
Brewer & Pritchard, P.C.	3,750,000	14.0%
RLR Services Partnership	3,787,700(2)	14.1%
Highline Capital Partners, QP, LP(3) One Rockefeller Center, 30th Floor, New York, NY 10020	1,524,648(4)	5.7%
Highline Capital Partners International Ltd.(5) One Rockefeller Center, 30th Floor, New York, NY 10020	2,957,787(6)	11.0%
* Less than 1%.

(1)
Represents (i) the following securities registered in the name of Mr. Marchese (a) 362,500 shares of common stock, (b) 62,500 shares of common stock underlying Class A Warrants, and (c) 31,250 shares of common stock underlying Class B Warrants; and (ii) the following securities registered in the name of the Insiders Trend Fund, LP., an entity in which Mr. Marchese serves as general partner and chief investment officer (x) 125,500 shares of common stock, (y) 125,500 shares of common stock underlying Class A Warrants, and (z) 62,500 shares of common stock underlying Class B Warrants.

(2)	Tony Kamin has voting and investment control over the shares held by RLR Services Partnership.

(3)
Highline Capital Holdings, LLC (“Highline Capital”) serves as the general partner of the selling stockholder, and may be deemed to have beneficial ownership over the securities held by the selling stockholder.  Howard M. Singer serves as an executive officer of Highline Capital.

(4)
Represents (i) 153,092 shares of common stock, (ii) 146,820 shares of common stock underlying a five year warrant exercisable at $2.50 per share, (iii) 612,368 shares of common stock underlying an option exercisable at $2.50 per share, and (iv) 612,368 shares of common stock underlying a warrant issuable upon the exercise of an option.

(5)
Highline Capital Management, LLC (“Highline Management”) serves as the investment manager of the selling stockholder, and may be deemed to have beneficial ownership over the securities held by the selling stockholder.  Howard M. Singer serves as an executive officer of Highline Management

(6)
Represents (i) 296,996 shares of common stock, (ii) 284,823 shares of common stock underlying a five year warrant exercisable at $2.50 per share, (iii) 1,187,984 shares of common stock underlying an option exercisable at $2.50 per share, and (iv) 1,187,984 shares of common stock underlying a warrant issuable upon the exercise of an option.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Other than as disclosed below, during the two fiscal years ended August 31, 2008 and the period, there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 5% of the outstanding common or preferred stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

Loans

During the fiscal year ending August 31, 2008, Mr. Gorski advanced $62,000 to the Company.    In July 2010, Mr. Gorski was paid $37,500 in reduction of the note.  In June 2010, the Company entered into an amended and restated note agreement with Mr. Gorski pursuant to which three promissory notes issued to Mr. Gorksi during 2009, having aggregate principal amount of $24,500 and accrued interest of $13,356, were renewed, extended, and consolidated.  The amended and restated note is unsecured and bears interest at 6% per annum.  The principal and accrued interest due under the amended and restated note was paid in December 2010.

During the fiscal years ending August 31, 2008 and 2009, Mr. McDonald advanced $86,000 to the Company.   In July 2010, the Company paid Mr. McDonald $37,500.  In August 2010, the Company entered into an amended and restated note agreement with Mr. McDonald pursuant to which four promissory notes issued to Mr. McDonald and related parties during 2009, having an aggregate principal amount of $48,500 and accrued interest of $4,094, were renewed, extended, and consolidated.  The amended and restated note is unsecured and bears interest at 5% per annum.  The principal and accrued interest due under the amended and restated note is due and payable on December 31, 2010.

Issuance of Stock

In April 2007, the Company issued (i) each of Mr. Gorski and Mr. McDonald 4,800,000 shares of common stock for services rendered, (ii) Mr. Korzeb 1,000,000 shares of common stock for services rendered, and (iii) Mr. Wall 500,000 shares of common stock for services rendered.

In November 2008, the Company issued 3,750,000 shares of common stock for $25,000 cash to Brewer & Pritchard, PC, corporate counsel. In November 2008, the Company issued 3,750,000 shares of common stock for $25,000 cash to RLR Services Partnership

In January 2010, the Company entered into an agreement with Anthony Marchese pursuant to which the Company issued to Mr. Marchese 300,000 shares of common stock as compensation for serving as a member of the Company’s board of directors.  In October 2009, in connection with our private placement, the Company sold Mr. Marchese, a director, 62,500 shares of common stock, Class A Warrants to purchase up to 62,500 shares of common stock, and Class B Warrants to purchase up to 31,250 shares of common stock for gross proceeds of $25,000, the terms of which were identical to those offered to other investors in the Company’s private placement.  In October 2009, in connection with our private placement, the Company sold Insiders Trend Fund, LP, an affiliate of Mr. Marchese,125,000 shares of common stock, Class A Warrants to purchase up to 125,000 shares of common stock, and Class B Warrants to purchase up to 62,500 shares of common stock for gross proceeds of $50,000, the terms of which were identical to those offered to other investors in the Company’s private placement.

In November 2010, in connection with our private placement, the Company sold RLR Services Partnership, a five percent shareholder, 37,500 shares of common stock, Class A Warrants to purchase up to 37,500 shares of common stock, and Class B Warrants to purchase up to 18,750 shares of common stock for gross proceeds of $15,000, the terms of which were identical to those offered to other investors in the Company’s private placement.

In January 2011, we sold to Highline Capital Partners, L.P., Highline Capital International, Ltd., Highline Capital Partners, QP, LP, and Highline A Master Fund, L.L.C. an aggregate of 500,000 shares of common stock and five year warrants to purchase up to 480,000 shares of common stock exercisable at $2.50 per share.  As additional consideration for the purchase of the shares and warrants, we issued to these investors an option to purchase (i) up to 2,000,000 shares of common stock exercisable at $2.50 per share and (ii) a warrant to purchase up to 2,000,000 shares of common stock at an exercise price of $2.50 per share.

Director Independence

We have determined that the following individuals who currently serve as directors or served as directors during any part of the last completed fiscal year are not independent, as that term is defined in Section 10A(m)(3) of the Exchange Act:

Name	Committee Membership
Dan Gorski	(1)
Mike McDonald	(1)
Cecil Wall	(1)

(1)  The Board has not established any committees.

We have determined that the following individual who currently serves as a director or served as a director during any part of the last completed fiscal year is independent, as that term is defined in Section 10A(m)(3) of the Exchange Act:

Name	Committee Membership
Anthony Marchese(1)	(2)

(1)  Mr. Marchese joined the Board in December 2009.
(2)  The Board has not established any committees.

Item 14.  Principal Accountant Fees and Services

During the fiscal years ended August 31, 2008 and 2007, the aggregate fees billed by our independent accountants, LBB & Associates, Ltd., LLP,  for the audit of year-end financials and review of our quarterly financials and required SEC filings were as follows:

	Fiscal year ended August 31, 2008	Fiscal year ended August 31, 2007
Audit fees	$8,065	$8,065
Audit-related fees	$0.00	$0.00
Tax fees	$0.00	$0.00
All other fees	$0.00	$0.00

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and the review of the financial statements included in each of our quarterly reports on Form 10-Q.  Tax fees consist of fees for professional services rendered in connection with preparation and filing of our federal income tax returns and limited tax consulting.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee’s policy, pre-approval is provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, we may also pre-approve particular services on a case-by-case basis. We approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

Item 15.  Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit Number	Description

3.1(1)	Amended and Restated Bylaws
3.2(1)	Amended and Restated Articles of Incorporation
3.3(2)	Amendment to Articles of Incorporation
4.1(2)	Form of Common Stock Certificate
10.1*(1)	Stock Option Plan
10.2(2)	Lease
10.3(2)	Form of Class A Warrant
10.4(2)	Form of Class B Warrant
10.5(2)	Form of Registration Rights Agreement
10.6*(2)	Director’s Agreement
10.7(2)	Form of Subscription Agreement for January 2011 Investment
10.8(2)	Form of Warrant for January 2011 Investment
10.9(2)	Form of Registration Rights Agreement for January 2011 Investment
10.10(2)	Shareholders’ Agreement
14.1(2)	Code of Ethics
31.1(2)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2(2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1(2)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(2)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to the Form 10 filed with the SEC on October 10, 2008.
(2)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Texas Rare Earth Resources Corp.

/s/ DAN GORSKI
Dan Gorski, duly authorized officer
and Principal Executive Officer

DATED:  February 8, 2011

/s/ WM. CHRIS MATHERS
Wm. Chris Mathers, Principal Financial Officer

DATED:  February 8, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ DAN GORSKI Dan Gorski	Chief Executive Officer, Principal Executive Officer and Director	February 8, 2011
/s/ WM. CHRIS MATHERS Wm. Chris Mathers	Chief Financial Officer and Principal Financial Officer	February 8, 2011
/s/ Mike McDonald Mike McDonald	Chairman of the Board	February 8, 2011
/s/ Cecil Wall Cecil Wall	Director	February 8, 2011