Form 10-Q
period 2008-11-30
Texas Rare Earth Resources Corp.
filed 2011-02-08
CIK 1445942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 0-53482

Texas Rare Earth Resources Corp.
(Exact name of registrant as specified in its charter)

Nevada, United States
87-0294969
(State or other jurisdiction of incorporation or organization) (IRS Employer Identification Number)

3 Riverway, Suite 1800, Houston, Texas 77056
(Address of principal executive offices)

(361) 790-5831
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer[ ]	Accelerated filer[ ]
Non-accelerated filer[ ]	Smaller reporting company[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of January 31, 2011, the registrant had 26,781,259 shares of common stock, par value $0.01per share, outstanding.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Texas Rare Earth Resources Corp
(Formerly Standard Silver Corporation)
BALANCE SHEETS

	November 30, 2008	August 31, 2008
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$14,946	$11,378
Total current assets	14,946	11,378

Notes and interest receivable from related parties	-	54,370
Mineral properties	8,000	-

TOTAL ASSETS	$22,946	$65,748

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,445	$6,545
Notes and interest payable to related parties	153,205	95,570
Total current liabilities	160,650	102,115

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, par value $0.001; 10,000,000 shares authorized, no
shares issued and outstanding as of November 30, 2008 and August 31, 2008	-	-
Common stock, par value $0.01; 100,000,000 shares authorized
22,655,260 and 15,155,260 issued and outstanding as of
November 30, 2008 and August 31, 2008, respectively	226,553	151,553
Additional paid-in capital	467,291	542,291
Accumulated deficit	(831,548)	(730,211)
Total shareholders' deficit	(137,704)	(36,367)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$22,946	$65,748

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
(Formerly Standard Silver Corporation)
UNAUDITED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended November 30,
	2008	2007

OPERATING EXPENSES
Exploration costs	$18,000	$18,650
General & administrative expenses	8,051	573
Impairment loss on mineral properties	19,056	-

Total operating expenses	45,107	19,223

LOSS FROM OPERATIONS	(45,107)	(19,223)

OTHER (INCOME) EXPENSE
Interest and other income	(107)	(285)
Interest expense	1,967	-
Impairment loss on notes receivable	54,370	-

Total other (income) expense	56,230	(285)

NET LOSS	$(101,337)	$(18,938)

Net loss per share:
Basic and diluted net loss per share	$(0.01)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	16,144,271	15,155,026

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
(Formerly Standard Silver Corporation)
UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended November 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(101,337)	$(18,938)
Adjustment to reconcile net loss to net cash
used in operating activities:
Impairment loss from notes receivable	54,370	-
Impairment loss on mineral property investments	19,056	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	2,535	-
Net cash used in operating activities	(25,376)	(18,938)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mineral properties	(27,056)	(38,340)
Net cash used in investing activities	(27,056)	(38,340)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes proceeds from related parties	56,000	50,000
Net cash provided by financing activities	56,000	50,000
NET CHANGE IN CASH	3,568	(7,278)
CASH, BEGINNING OF PERIOD	11,378	19,895
CASH, END OF PERIOD	$14,946	$12,617

SUPPLEMENTAL INFORMATION
Interest paid	$331	$-
Taxes paid	$-	$-
Issuance of common stock for cash received in prior period	$75,000	$-

The accompanying notes are an integral part of these financial statements.

Texas Rare Earth Resources Corp
(formerly Standard Silver Corporation)
Notes to Interim Financial Statements
(Unaudited)

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Texas Rare Earth Resources Corp (the "Company") (formerly Standard Silver Corporation) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K, dated August 31, 2008, as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year August 31, 2008 as reported in the Form 10-K, have been omitted.

NOTE 2 – RELATED PARTY TRANSACTIONS

The Company has periodically received cash advances from the Company’s officers and relatives of the Company’s officers to fund operations.  As of November 30, 2008, $153,205 in principal and interest is due and outstanding from the Company’s officers.  The advances are due on demand and accrue interest at rates ranging from 5.00 percent to 6.00 percent per annum.

The Company advanced La Cañada, an entity in which the Company had an equity investment, $52,000 during the year ended August 31, 2008.   The Company entered into a Redemption and Mutual Release and Settlement Agreement (“Redemption Agreement”) with La Cañada effective August 31, 2009, in which the Company agreed to pay La Cañada $9,303 in connection with mutual release between the parties of any and all obligation one may have had to the other.  As a result the La Cañada loans and related accrued interest receivable were written off during the quarter ended November 30, 2008, the initial quarter in the year during which management determined that impairment occurred.

NOTE 3 – INVESTMENTS

The Company owned a 28.5% interest in La Cañada through October 2009, the date of the Redemption Agreement.  The Company’s investments also included mineral property rights which, in June 2008, were assigned to La Cañada, resulting in a loss of $10,340 upon assignment. The Company’s investment in La Cañada was accounted for under the equity method.  For the three months ending November 30, 2008 and 2007, the Company recorded no income or losses in its La Cañada investment.

NOTE 4 – CAPITAL STOCK

The Company’s authorized capital stock consists of 100,000,000 shares of common stock, with a par value of $0.01 per share, and 10,000,000 preferred shares with a par value of $0.001 per share.

All shares of common stock have equal voting rights and, when validly issued and outstanding, are entitled to one non-cumulative vote per share in all matters to be voted upon by shareholders.  The shares of common stock have no pre-emptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Holders of the common stock are entitled to equal ratable rights to dividends and distributions with respect to the common stock, as may be declared by the Board of Directors out of funds legally available.   In the event of a liquidation, dissolution or winding up of the affairs of the

NOTE 4 – CAPITAL STOCK (continued)

Company, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment or provision for all liabilities and any preferential liquidation rights of any preferred stock then outstanding.

In November 2008, the Company issued 3,750,000 shares of common stock for $25,000 cash to Brewer & Pritchard, PC, corporate counsel and 3,750,000 shares of common stock for $25,000 cash to RLR Services Partnership.  The cash was received in the period ended August 31, 2008 and recorded as additional paid in capital.

NOTE 5 – SUBSEQUENT EVENTS

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

In connection with 2009-2010 Private Placement, the Company also entered into certain registration rights agreements.  Under the registration rights agreements, the Company is required to file a registration statement covering the resale of the shares of common stock and shares of common stock underlying the warrants by February 9, 2011, and the registration is required to be deemed effective by the SEC on or before the 150th calendar day after the filing of such registration statement.  In the event these milestones are not met by the Company, the Company is obligated to issue, as liquidated damages on a pro-rata basis to these investors, approximately 290,000 shares for each month, or pro-rated for a period less than one month, the registration is late up to a maximum of approximately 1,450,000 shares. In connection with the January 2011 Private Placement, we have granted the same demand registration rights with respect to the 800,000 shares of common stock and five year warrants to purchase up to 800,000 shares of common stock.  If a registration statement is not filed with the SEC on or before February 9, 2011, or if such registration statement is not deemed effective by the SEC on or before the 150th calendar day after the filing of the registration statement, the Company has agreed to make pro rata payments to the investors, as liquidated damages, a number of shares of Company common stock equal to ten percent of the shares of common stock purchased by the respective investors and issued upon the exercise of the warrants for each 30-day period or pro rata for any portion thereof for which no registration statement has been filed or has not been declared effective by the SEC, as the case may be, provided that such amount shall not exceed five times the liquidated damages amount. There can be no assurance that the Company’s registration statement will be effective within 150 days after February 9, 2011.

In connection with our January 2011 Private Placement, we issued five year warrants to purchase up to 169,000 shares of common stock at an exercise price of $2.50 per share as payment of commissions.  We have agreed to register the resale of the shares underlying the warrants.

NOTE 5 – SUBSEQUENT EVENTS (continued)

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

In December 2010, the Company hired a new Chief Financial Officer.

In December 2010, the principal and accrued interest for the advances to certain officers was paid in full.

In November 2010, as a part of our 2009-2010 Private Placement, the Company sold to RLR Services Partnership, a five percent shareholder, 37,500 shares of common stock, Class A Warrants to purchase up to 37,500 shares of common stock, and Class B Warrants to purchase up to 18,750 shares of common stock for gross proceeds of $15,000, the terms of which were identical to those offered to other investors.

NOTE 5 – SUBSEQUENT EVENTS (continued)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary statement regarding forward-looking statements

In this Quarterly Report on Form 10-Q, unless the context requires otherwise, references to “Texas Rare Earth Resources Corp,” “we,” “our” or “us” refer to Texas Rare Earth Resources Corp.

This Quarterly Report on Form 10-Q contains forward-looking statements that represent our beliefs, projections and predictions about future events or our future performance. You can identify forward-looking statements by terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other similar expressions or phrases. These forward-looking statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements or industry results to differ materially from any future results, performance or achievement described in or implied by such statements. Factors that may cause actual results to differ materially from expected results described in forward-looking statements include, but are not limited to: our ability to secure sufficient capital to implement our business plans; our ability to maintain appropriate relations with unions and employees; environmental laws, regulations and permits affecting our business, directly and indirectly, including, among others, those relating to mine reclamation and restoration, climate change, emissions to the air and water and human exposure to hazardous substances used, released or disposed of by us and uncertainties associated with unanticipated geological conditions related to mining.

Any forward-looking statement you read in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, operating results, growth strategy and liquidity. You should not place undue reliance on these forward-looking statements because such statements speak only as to the date when made. We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future, except as otherwise required by applicable law.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included herein.

This Quarterly Report on Form 10-Q may also contain statistical data and estimates we obtained from industry publications and reports generated by third parties. Although we believe that the publications and reports are reliable, we have not independently verified their data.

Overview

The Company changed its name from “Standard Silver Corporation” to “Texas Rare Earth Resources Corp.” effective as of September 1, 2010.  Our common stock is currently listed for quotation in the Pink Sheets, a centralized quotation service maintained by OTC Markets Group Inc. that collects and publishes market maker quotes for over-the-counter securities (PK:TRER).

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

The Company was initially formed to develop silver properties located in the Cornucopia Mining District of Nevada.  We later broadened our focus to include other natural resources such as gold, coal, oil, and gas.

We are a mining company engaged in the business of the acquisition and development of mineral properties.  We currently hold a twenty year lease, executed in August 2010, to explore and develop an 860 acre rare earth uranium-beryllium prospect located in Hudspeth County, Texas known as “Round Top” and prospecting permits covering an adjacent 9,345 acres.  We also hold prospecting permits on certain other mineral properties located in Texas and New Mexico.  We are currently not evaluating any additional prospects, and intend to focus primarily on the development of our Round Top rare earth prospect.  We currently have limited operations and have not established that our Round Top property contains any proven reserves or probable reserves.  The strategic necessity of developing rare earth resources, the compelling fundamentals of uranium and the future potential for beryllium in the nuclear fuel cycle all present what we believe to be excellent opportunities for us.

We intend to (i) conduct a geologic and radiometric study of the surface of the rhyolite to define areas where beryllium, rare earth minerals and thorium are concentrated in fractures, breccias or magmatic segregations, and to understand the distribution of uranium in this rock (ii) conduct radiation and geologic mapping underground to better define the distribution and habit of occurrence of the uranium, (iii) re-log drill samples that are stored on the property with emphasis on uranium and rare metal distribution (iv) conduct a sampling and laboratory examination program to determine the precise mineralogy of the rare elements in the rhyolite and (v) use these results to develop a drill program to test higher grade rare earth targets deeper in the rhyolite.

Between 2003 and 2007, our operations were minimal.  In 2007 we acquired (i) interests in two mineral properties, the Old Hadley and the Macho Mines, located in southwestern New Mexico, (ii) a 28.5% interest in La Cañada Mining and Exploration LLC (“La Cañada”), (iii) the King Mine located in Boise County, Idaho, and (iv) rights to lease the Round Top Beryllium Deposit (“Round Top Deposit”) located in Hudspeth County, Texas.  In June 2008, the Old Hadley and Round Top Deposit mines were assigned to La Cañada in exchange for La Cañada’s commitment to finance and develop the assigned properties.  In September 2008, La Cañada assigned these two mines back to us.  In October 2009, La Cañada redeemed our 28.5% interest pursuant to the Redemption Agreement.  In January 2009, the Company relinquished all of its rights to the King Mine.

Results of Operations

General & Revenue

We had no operating revenues during the three months ended November 30, 2008 and 2007. We are not currently profitable.  As a result of ongoing operating losses, we had an accumulated deficit of $831,548 as of November 30, 2008.  As discussed in the Company’s financial statements contained on Form 10-K for the fiscal year ended August 31, 2008, the Company’s absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss raise substantial doubt about its ability to continue as a going concern.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the three months ended November 30, 2008 and 2007 in the amount of $18,000 and $18,650, respectively.  These expenditures were primarily related to outside consulting services relating to our Round Top project.  We incurred general and administrative expenses for the three months ended November 30, 2008 and 2007 in the amount of $8,051 and $573, respectively.  These costs include amounts paid to our CEO ($6,000) for the three months ended November 30, 2008 and other expenses necessary to maintain our operations.  For the three months ended November 30, 2008 we recorded an impairment loss on mineral properties relating to our La Canada investment in the amount of $19,056.

We accrued interest expense on related party notes payable in the amount of $1,967 and $0 for the three months ended November 30, 2008 and 2007, respectively, and an expense for the three months ended November 30, 2008 for an impairment loss on notes receivable and related investment in mineral properties relating to our La Canada investment in the amount of $73,426.

The Company’s loss from operations for the three months ended November 30, 2008 and 2007 was $45,107 and $19,223, respectively.

Liquidity and Capital Resources

At November 30, 2008, the Company had current assets of $14,946 and current liabilities consisting of related party notes payable of $160,650, resulting in working capital deficit of $145,704.  We invested approximately $27,000 and $38,000 in mineral properties for the three months ending November 30, 2008 and 2007, respectively.  We received note proceeds from related parties in the amount of $56,000 and $50,000 for the three months ended November 30, 2009 and 2008, respectively.

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

Because of the recurring losses, the Company will require additional working capital to fund its business operations.  As of the date hereof, the Company is unable to quantify the amount of capital needed to fund its working capital needs beyond 2011, nor is it able to quantify the amount of capital needed to develop the Round Top project. The amount of capital will be dependent upon the Company’s business strategy to exploit the Round Top project.  The Company intends to raise additional working capital through best efforts debt or equity financing.  No assurance can be given that additional financing will be available, on terms acceptable to the Company.  The Company’s viability is contingent upon its ability to receive external financing.  Failure to obtain sufficient working capital may result in management resorting to the sale of assets or otherwise curtailing operations

In August 2010, we entered into a mining lease with the Texas General Land Office covering Sections 7 and 18 of Township 7, Block 71 and Section 12 of Block 72, covering approximately 860 acres at Round Top mountain in Hudspeth County, Texas.  The mining lease issued by the Texas General Land Office gives us the right to explore, produce, develop, mine, extract, mill, remove, and market beryllium, uranium, rare earth elements, all other base and precious metals, industrial minerals and construction materials and all other minerals excluding oil, gas, coal, lignite, sulfur, salt, and potash.  The term of the lease is twenty years so long as minerals are produced in paying quantities.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As smaller reporting company, as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item.

Item 4T. Controls and Procedures

(A) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, accumulated and communicated to the Company’s management, including its Chief Executive Officer ("CEO") and the Company’s Interim Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's CEO and CFO, of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the material weaknesses described herein, the Company's CEO and CFO has concluded that the Company's disclosure controls and procedures were not effective, as of the date of that evaluation, for the purposes of recording, processing, summarizing and timely reporting of material information required to be disclosed in reports filed by the Company under the Exchange Act.

Because of its size, the Company did not have the resources necessary to hire full-time accounting personnel.  On December 1, 2010, the Company hired a full-time CFO and employs the services of a contract bookkeeper. Because of the structure of our staff, we have a failure to maintain effective controls over the selection, application and monitoring of our accounting policies to assure that certain complex equity transactions are accounted for in accordance with generally accepted accounting principles.

Material Weaknesses Identified

We had significant deficiencies constituting material weaknesses as defined by the standards of the Public Company Accounting Oversight Board.

The material weaknesses identified were the lack of segregation of duties necessary to maintain proper checks and balances between functions and the lack of procedures to properly account for non-routine transactions.

The absence of qualified full time accounting personnel was a contributing factor to the problems identified. The specific circumstances giving rise to the weaknesses include utilizing the services of contract accountants on a part time basis in the absence of internal accounting personnel.

(B) Changesin Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's last fiscal quarter covered by this report required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, the Company's CEO and CFO has determined that there were no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table describes all securities we issued during the period covered by this report without registering the securities under the Securities Act.

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (A)
November 2008	Common Stock	3,750,000	Brewer & Pritchard, P.C.	25,000	Cash	4(2)
November 2008	Common Stock	3,750,000	RLR Services	25,000	Cash	4(2)

(A)  With respect to sales designated by “Sec. 4(2),” these shares were issued pursuant to the exemption from registration contained in to Section 4(2) of the Securities Act of 1933 as privately negotiated, isolated, non-recurring transactions not involving any public offer or solicitation. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser and the transfer agent affixed the appropriate legends. Each purchaser was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. (Removed and Reserved)

Item 5. Other Information

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

In connection with 2009-2010 Private Placement, the Company also entered into certain registration rights agreements.  Under the registration rights agreements, the Company is required to file a registration statement covering the resale of the shares of common stock and shares of common stock underlying the warrants by February 9, 2011, and the registration is required to be deemed effective by the SEC on or before the 150th calendar day after the filing of such registration statement.  In the event these milestones are not met by the Company, the Company is obligated to issue, as liquidated damages on a pro-rata basis to these investors, approximately 290,000 shares for each month, or pro-rated amount if less than one month,  the registration is late up to a maximum of approximately 1,450,000 shares. In connection with the January 2011 private placement, we have granted the same demand registration rights with respect to the 800,000 shares of common stock and five year warrants to purchase up to 800,000 shares of common stock.  If a registration statement is not filed with the SEC on or before February 9, 2011, or if such registration statement is not deemed effective by the SEC on or before the 150th calendar day after the filing of the registration statement, the Company has agreed to make pro rata payments to the investors, as liquidated damages, of a number of shares of Company common stock equal to ten percent of the shares of common stock purchased by the respective investors and issued upon the exercise of the warrants for each 30-day period or pro rata for any portion thereof for which no registration statement has been filed or has not been declared effective by the SEC, as the case may be, provided that such amount shall not exceed five times the liquidated damages amount. There can be no assurance that the Company’s registration statement will be effective within 150 days after February 9, 2011.

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

Item 6.  Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit Number	Description
3.1(1)	Amended and Restated Bylaws
3.2(1)	Amended and Restated Articles of Incorporation
3.3(2)	Amendment to Articles of Incorporation
4.1(2)	Form of Common Stock Certificate
10.1*(1)	Stock Option Plan
10.2(2)	Lease
10.3(2)	Form of Class A Warrant
10.4(2)	Form of Class B Warrant
10.5(2)	Form of Registration Rights Agreement
10.6(2)	Director’s Agreement
10.7(2)	Form of Subscription Agreement for January 2011 Investment
10.8(2)	Form of Warrant for January 2011 Investment
10.9(2)	Form of Registration Rights Agreement for January 2011 Investment
10.10(2)	Shareholders’ Agreement
14.1(2)	Code of Ethics
31.1(3)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2(3)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1(3)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, ad Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(3)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, ad Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement.

(1)  Filed as an exhibit to the Form 10 filed with the SEC on October 10, 2008.
(2)  Filed as an exhibit to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011.
(3)  Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS RARE EARTH RESOURCES CORP.

Date: February 8, 2011

/s/ DAN GORSKI
Dan Gorski, duly authorized officer
and Principal Executive Officer

Date: February 8, 2011

/s/ WM. CHRIS MATHERS
Wm. Chris Mathers, Principal Financial Officer