Form 10-Q
period 2009-02-28
Texas Rare Earth Resources Corp.
filed 2011-02-08
CIK 1445942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

Large accelerated filer[ ]	Accelerated filer [ ]
Non-accelerated filer[ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of January 31, 2011, the registrant had 26,781,259 shares of common stock, par value $0.01per share, outstanding.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Texas Rare Earth Resources Corp
(Formerly Standard Silver Corporation)
BALANCE SHEETS

	February 28, 2009	August 31, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$159	$11,378
Total current assets	159	11,378

Notes and interest receivable from related parties	-	54,370
Mineral properties	10,000	-

TOTAL ASSETS	$10,159	$65,748

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$-	$6,545
Notes and interest payable to related parties	154,218	95,570
Total current liabilities	154,218	102,115

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, par value $0.001; 10,000,000 shares authorized, no
shares issued and outstanding as of February 28, 2009 and August 31, 2008	-	-
Common stock, par value $0.01; 100,000,000 shares authorized
22,655,260 and 15,155,260 issued and outstanding as of
February 28, 2009 and August 31, 2008, respectively	226,553	151,553
Additional paid-in capital	467,291	542,291
Accumulated deficit	(837,903)	(730,211)
Total shareholders' deficit	(144,059)	(36,367)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$10,159	$65,748

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
(Formerly Standard Silver Corporation)
UNAUDITED STATEMENTS OF OPERATIONS

	Six Months ended		Three Months ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008

OPERATING EXPENSES
Exploration costs	$19,042	$37,250	$1,042	$18,600
General & administrative expenses	11,392	1,824	4,786	1,249
Impairment loss on mineral property investment	19,056	-	-	-

Total operating expenses	49,490	39,074	5,828	19,849

LOSS FROM OPERATIONS	(49,490)	(39,074)	(5,828)	(19,849)

OTHER (INCOME) EXPENSE
Interest and other income	(142)	(374)	(35)	(89)
Interest expense	3,974	-	2,007	-
Impairment loss on notes receivable	54,370
Total other (income) expense	58,202	(374)	1,972	(89)

NET LOSS	$(107,692)	$(38,700)	$(7,800)	$(19,760)

Net loss per share:
Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	19,381,779	15,155,143	22,655,260	15,155,260

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
(Formerly Standard Silver Corporation)
UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended
	February 28,	February 29,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(107,692)	$(38,700)
Adjustment to reconcile net loss to net cash
used in operating activities:
Impairment loss from notes receivable	54,370	-
Impairment loss on mineral property investments	19,056	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(3,897)	-
Net cash used in operating activities	(38,163)	(38,700)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mineral properties	(29,056)	(38,339)
Net cash used in investing activities	(29,056)	(38,339)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable proceeds from related parties	56,000	75,000
Net cash provided by financing activities	56,000	75,000
NET CHANGE IN CASH	(11,219)	(2,039)
CASH, BEGINNING OF PERIOD	11,378	19,895
CASH, END OF PERIOD	$159	$17,856

SUPPLEMENTAL INFORMATION
Interest paid	$1,326	$-
Taxes paid	$-	$-
Issuance of common stock for cash received in prior period	$75,000	$-

The accompanying notes are an integral part of these financial statements.

Texas Rare Earth Resources Corp
(formerly Standard Silver Corporation)
Notes to Interim Financial Statements
(Unaudited)

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Texas Rare Earth Resources Corp (the "Company") (formerly Standard Silver Corporation) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K, dated August 31, 2008, as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year August 31, 2008 as reported in Form 10-K, have been omitted.

NOTE 2 – RELATED PARTY TRANSACTIONS

The Company has periodically received cash advances from the Company’s officers and relatives of the Company’s officers to fund operations.  As of February 28, 2009, $154,218 in principal and interest is due and outstanding from the Company’s officers.  The advances are due on demand and accrue interest at rates ranging from 5.00 percent to 6.00 percent per annum.

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

NOTE 3 – INVESTMENTS

The Company owned a 28.5% interest in La Cañada through October 2009, the date of the Redemption Agreement.  The Company’s investments also included mineral property rights which, in June 2008, were assigned to La Cañada, resulting in a loss of $10,340 upon assignment. The Company’s investment in La Cañada was accounted for under the equity method.  For the three and six months ending February 28, 2009 and 2008, the Company recorded no income or losses in its La Cañada investment.

NOTE 4 – CAPITAL STOCK

The Company’s authorized capital stock consists of 100,000,000 shares of common stock, with a par value of $0.01 per share, and 10,000,000 preferred shares with a par value of $0.001 per share.

All shares of common stock have equal voting rights and, when validly issued and outstanding, are entitled to one non-cumulative vote per share in all matters to be voted upon by shareholders.  The shares of common stock have no pre-emptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Holders of the common stock are entitled to equal ratable rights to

NOTE 4 – CAPITAL STOCK (continued)

dividends and distributions with respect to the common stock, as may be declared by the Board of Directors out of funds legally available.   In the event of a liquidation, dissolution or winding up of the affairs of the Company, the holders of common stock are entitled to share ratably in all assets remaining available for distribution  to them after payment or provision for all liabilities and any preferential liquidation rights of any preferred stock then outstanding.

In November 2008, the Company issued 3,750,000 shares of common stock for $25,000 cash to Brewer & Pritchard, PC, corporate counsel and 3,750,000 shares of common stock for $25,000 cash to RLR Services Partnership.  The cash was received during the period ending August 31, 2008.

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

Results of Operations

General & Revenue

We had no operating revenues during the six or three months ended February 28, 2009 and 2008. We are not currently profitable.  As a result of ongoing operating losses, we had an accumulated deficit of $837,903 as of February 28, 2009.  As discussed in the Company’s financial statements contained on Form 10-K for the fiscal year ended August 31, 2008, the Company’s absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss raise substantial doubt about its ability to continue as a going concern.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the six months ended February 28, 2009 and 2008 in the amount of $19,042 and $37,250, respectively, and $1,042 and $18,600 for the three months ended February 28, 2009 and 2008, respectively.  These expenditures were primarily related to outside consulting services relating to our Round Top project.  We incurred general and administrative expenses for the six months ended February 28, 2009 and 2008 in the amount of $11,392 and $1,824, respectively relating primarily to the audits of our financial statements, and $4,786 and $1,249 for the three months ended February 28, 2009 and 2008.  For the six months ended February 28, 2009 we recorded an impairment loss on mineral properties relating to our La Canada investment in the amount of $19,056.

We accrued interest expense on related party notes payable in the amount of $3,974 and $0 for the six months ended February 28, 2009 and 2008, respectively, and $2,007 and $0 for the three months ended February 28, 2009 and 2008.  We recorded an expense for the six months ended February 28, 2009 for an impairment loss on notes receivable and related investment in mineral properties relating to our La Canada investment in the amount of $73,426.

The Company’s loss from operations for the six months ended February 28, 2009 and 2008 was $49,490 and $39,074, respectively and $5,828 and $19,849 for the three months ended February 28, 2009 and 2008.

Liquidity and Capital Resources

At February 28, 2009, the Company had current assets of $159 and current liabilities consisting of related party notes payable of $154,218, resulting in working capital deficit of $154,059.  We invested approximately $29,000 and $38,000 in mineral properties for the six months ending February 28, 2009 and 2008, respectively.  We received note proceeds from related parties in the amount of $56,000 and $75,000 for the six months ended February 28, 2009 and 2008, respectively.

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

Because of the recurring losses, the Company will require additional working capital to fund its business operations.  As of the date hereof, the Company is unable to quantify the amount of capital needed to fund its working capital needs after calendar 2011, nor is it able to quantify the amount of capital needed to develop the Round Top project. The amount of capital will be dependent upon the Company’s business strategy to exploit the Round Top project.  The Company intends to raise additional working capital through best efforts debt or equity financing.  No assurance can be given that additional financing will be available, on terms acceptable to the Company.  The Company’s viability is contingent upon its ability to receive external financing.  Failure to obtain sufficient working capital may result in management resorting to the sale of assets or otherwise curtailing operations

In August 2010, we entered into a mining lease with the Texas General Land Office covering Sections 7 and 18 of Township 7, Block 71 and Section 12 of Block 72, covering approximately 860 acres at Round Top mountain in Hudspeth County, Texas.  The mining lease issued by the Texas General Land Office gives us the right to explore, produce, develop, mine, extract, mill, remove, and market beryllium, uranium, rare earth elements, all other base and precious metals, industrial minerals and construction materials and all other minerals excluding oil, gas, coal, lignite, sulfur, salt, and potash.  The term of the lease is twenty years so long as minerals are produced in paying quantities.

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

Not applicable.

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