Form 10-Q
period 2009-05-31
Texas Rare Earth Resources Corp.
filed 2011-02-08
CIK 1445942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

TEXAS RARE EARTH RESOURCES CORP
(Formerly Standard Silver Corporation)
BALANCE SHEETS

	May 31, 2009	August 31, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$-	$11,378
Total current assets	-	11,378

Notes and interest receivable from related parties	-	54,370
Mineral properties	10,000	-

TOTAL ASSETS	$10,000	$65,748

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,135	$6,545
Notes and interest payable to related parties	155,273	95,570
Total current liabilities	156,408	102,115

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, par value $0.001; 10,000,000 shares authorized, no
shares issued and outstanding as of May 31, 2009 and August 31, 2008	-	-
Common stock, par value $0.01; 100,000,000 shares authorized
22,655,260 and 15,155,260 issued and outstanding as of
May 31, 2009 and August 31, 2008, respectively	226,553	151,553
Additional paid-in capital	467,291	542,291
Accumulated deficit	(840,252)	(730,211)
Total shareholders' deficit	(146,408)	(36,367)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$10,000	$65,748

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
(Formerly Standard Silver Corporation)
UNAUDITED STATEMENTS OF OPERATIONS

	Nine Months ended May 31,		Three Months ended May 31,
	2009	2008	2009	2008

OPERATING EXPENSES
Exploration costs	$19,042	$55,250	$-	$18,000
General & administrative expenses	11,752	2,056	361	232
Impairment loss on mineral properties	19,056	-	-	-

Total operating expenses	49,850	57,306	361	18,232

LOSS FROM OPERATIONS	(49,850)	(57,306)	(361)	(18,232)

OTHER (INCOME) EXPENSE
Interest and other income	(205)	(432)	(62)	(57)
Interest expense	6,026	-	2,052	-
Impairment loss on notes receivable	54,370	-	-	-
Total other (income) expense	60,191	(432)	1,990	(57)

NET LOSS	$(110,041)	$(56,874)	$(2,351)	$(18,175)

Net loss per share:
Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	20,484,930	15,155,182	22,655,260	15,155,260

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
(Formerly Standard Silver Corporation)
UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended May 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(110,041)	$(56,874)
Adjustment to reconcile net loss to net cash
used in operating activities:
Impairment loss from notes receivable	54,370	-
Impairment loss on mineral property investments	19,056	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(1,707)	(369)
Net cash used in operating activities	(38,322)	(57,243)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mineral properties	(29,056)	(54,340)
Net cash used in investing activities	(29,056)	(54,340)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	50,000
Note proceeds from related parties	56,000	92,000
Net cash provided by financing activities	56,000	142,000
NET CHANGE IN CASH	(11,378)	30,417
CASH, BEGINNING OF PERIOD	11,378	19,895
CASH, END OF PERIOD	$-	$50,312

SUPPLEMENTAL INFORMATION
Interest paid	$1,326	$-
Taxes paid	$-	$-
Stock issued for cash previously received	$75,000	$-

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

NOTE 2 – RELATED PARTY TRANSACTIONS

The Company has periodically received cash advances from the Company’s officers and relatives of the Company’s officers to fund operations.  As of May 31, 2009 $155,273, in principal and interest is due and outstanding from the Company’s officers.  The advances are due on demand and accrue interest at rates ranging from 5.00 percent to 6.00 percent per annum.

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

NOTE 3 – INVESTMENTS

The Company owned a 28.5% interest in La Cañada through October 2009, the date of the Redemption Agreement.  The Company’s investments also included mineral property rights which, in June 2008, were assigned to La Cañada, resulting in a loss of $10,340 upon assignment. The Company’s investment in La Cañada was accounted for under the equity method.  For the three and nine months ending May 31, 2009 and 2008, the Company recorded no income or losses in its La Cañada investment.

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

In November 2008, the Company issued 3,750,000 shares of common stock for $25,000 cash to Brewer & Pritchard, PC, corporate counsel and 3,750,000 shares of common stock for $25,000 cash to RLR Services Partnership.  The cash was received in the period ended August 31, 2008 and recorded to additional paid in capital.

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

Results of Operations

General & Revenue

We had no operating revenues during the nine or three months ended May 31, 2009 and 2008. We are not currently profitable.  As a result of ongoing operating losses, we had an accumulated deficit of $840,252 as of May 31, 2009.  As discussed in the Company’s financial statements contained on Form 10-K for the fiscal year ended August 31, 2008, the Company’s absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss raise substantial doubt about its ability to continue as a going concern.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the nine months ended May 31, 2009 and 2008 in the amount of $19,042 and $55,250, respectively, and $0 and $18,000 for the three months ended May 31, 2009 and 2008, respectively.  These expenditures were primarily related to outside consulting services relating to our Round Top project.  We incurred general and administrative expenses for the nine months ended May 31, 2009 and 2008 in the amount of $11,752 and $2,056, respectively relating to the audits of our financial statements, and $361 and $232 for the three months ended May 31, 2009 and 2008.

We accrued interest expense on related party notes payable in the amount of $6,026 and $0 for the nine months ended May 31, 2009 and 2008, respectively, and $2,052 and $0 for the three months ended May 31, 2009 and 2008.  We recorded an expense for the nine months ended May 31, 2009 for an impairment loss on notes receivable and related investment in mineral properties relating to our La Canada investment in the amount of $73,426.

The Company’s loss from operations for the nine months ended May 31, 2009 and 2008 was $49,850 and $57,306, respectively, and $361 and $18,232 for the three months ended May 31, 2009 and 2008.

Liquidity and Capital Resources

At May 31, 2009, the Company had no current assets and current liabilities consisting primarily of related party notes payable of $156,408, resulting in working capital deficit of $156,408.  We invested approximately $29,000 and $54,000 in mineral properties for the nine months ending May 31, 2009 and 2008, respectively.  We received note proceeds from related parties in the amount of $56,000 and $92,000 for the nine months ended May 31, 2009 and 2008, respectively.  We received $50,000 cash in May 2008 for 7,500,000 shares of common stock issued to our general counsel and an investment advisor.

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