Form 10-K
period 2009-08-31
Texas Rare Earth Resources Corp.
filed 2011-02-08
CIK 1445942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2009

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

Indicate by check mark whether the registrant is a shell company.  Yes [ ]    No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

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

Registration Rights.

With respect to the private placement between September 2009 and November of 2,920,000 shares of common stock (giving effect to the exercise of Class A Warrants to purchase 437,500 shares of common stock and Class B Warrants to purchase 218,750 shares of common stock), as well as 1,826,250 shares of common stock currently exercisable underlying the Class A Warrants and 913,125 shares of common stock currently exercisable underlying the Class B Warrants, the Company has agreed to register the resale of these 5,659,375 shares under the Securities Act.  Under the registration rights agreements, the Company is required to file a registration statement covering the resale of the shares of common stock and shares of common stock underlying the warrants by February 9, 2011, and the registration is required to be deemed effective by the SEC on or before the 150th calendar day after the filing of such registration statement.  In the event these milestones are not met by the Company, the Company is obligated to issue, as liquidated damages on a pro-rata basis to these investors, approximately 290,000 shares for each month, or pro-rated for a period less than one month, the registration is late up to a maximum of approximately 1,450,000 shares.

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

For the fiscal year ended August 31, 2009 we had accumulated deficit of $864,254.  We expect losses for the foreseeable future.  Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business which seeks to obtain funds to finance its operations in a highly competitive environment.  There can be no assurance that we will successfully implement any of its plans in a timely or effective manner or that we will ever be profitable.  In addition, there can be no assurances that we will choose to continue to develop any of our current properties because we intend to consider and, as appropriate, to divest ourselves of properties that may no longer be a strategic fit to our business strategy.

We have a history of losses and expect to incur substantial losses and negative operating cash flows for the foreseeable future, and we may never achieve or maintain profitability.

We had no operating revenue during the fiscal years ended August 31, 2009 and 2008.  We are not currently profitable.  We believe that we have sufficient capital to fund operations through calendar year 2011, but we will need to raise additional funding implement our business strategy.  Even if we succeed in developing our prospects, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future.

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

We do not generate revenue, will be reliant upon raising additional capital on a best efforts basis, and without additional substantial capital, we will not have sufficient financial resources to undertake by ourselves all planned development activities relating to Round Top.  As of August 31, 2009, we had no cash on hand.  In January 2011, we entered into a series of transactions with accredited investors pursuant to which we sold an aggregate of 800,000 shares of our common stock and five year warrants to purchase up to 800,000 shares of common stock, exercisable at $2.50 per share, for gross proceeds of $2,000,000.  As additional consideration for the purchase of the shares and warrants, the Company issued to the January 2011 investors options to purchase up to 3,200,000 shares of common stock at $2.50 per share and 100% warrant coverage through the issuance of warrants to purchase up to 3,200,000 shares of common stock at an exercise price of $2.50 per share.   As a result, we believe we have sufficient capital to sustain operations through calendar year 2011, however we will need to raise additional capital to implement our business plan. No assurance can be given that additional financing will be available on terms acceptable to us, or that existing warrants and options will be exercised.  We do not have any commitments for debt or equity financing at this time, nor do we have credit facilities available with financial institutions or other third parties, and investors may lose their all of their investment.

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

Additionally, we have Class A Warrants that may be exercised into 1,826,250 shares of common stock, Class B Warrants that may be exercised into 913,125 shares of common stock, and other warrants that may be exercisable into 1,469,000 shares of common stock at exercise prices ranging from $1.60 to $5.00.  The issuance of shares upon exercise of the Warrants may result in additional substantial dilution to the interests of other stockholders and may adversely affect the market price of our common stock

A low market price may severely limit the potential market for the Company’s common stock.

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

Item 4.  REMOVED AND RESERVED

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed for quotation on the Pink Sheets published by OTC Markets Group, Inc. under the symbol “TRER.”  The market for our common stock on the Pink Sheets is limited, sporadic and highly volatile.  The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.  The following table sets forth the range of high and low bid prices during the last three fiscal years, as well as the quarter ended November 30, 2010.

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

Securities Authorized for Issuance under Equity Compensation Plans

In September 2008, the board of directors adopted our 2008 Stock Option Plan (the “2008 Plan), which was also approved by our shareholders in September 2008.  The 2008 Plan allows for the grant of up to 2,000,000 shares of our common stock for awards to our offices, directors, employees and consultants.  The 2008 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, and stock grant awards. The 2008 Plan also permits the grant of awards that qualify for the “performance-based compensation” exception to the $1,000,000 limitation on the deduction of compensation imposed by Section 162(m) of the Code.  As of January 31, 2011, a total of 2,000,000 shares of our common stock remained available for future grants under the 2008 Plan.  The following table sets forth certain information as of August 31, 2009 concerning our common stock that may be issued upon the exercise of options or warrants or pursuant to purchases of stock under the 2008 Plan:

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

Recent Sales of Unregistered Securities During Fiscal 2009

None

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

Results of Operations

Fiscal Years ended August 31, 2009 and 2008

General & Revenue

We had no operating revenues during the fiscal years ended August 31, 2009 and 2008.  We are not currently profitable.  As a result of ongoing operating losses, we had an accumulated deficit of $864,254 as of August 31, 2009.  As discussed in the Company’s financial statements, the Company’s absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss raise substantial doubt about its ability to continue as a going concern.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the fiscal years ended August 31, 2009 and 2008, in the amount of $19,042 and $78,380, respectively.  These expenditures were primarily related to outside consulting services relating to our Round Top project.  Our general and administrative expenses for the fiscal years ended August 31, 2009 and 2008 were $32,749 and $24,049, primarily for professional fees associated with the audits of our financial statements and other general and administrative expenses necessary for our operations.  We had losses from operations for the fiscal years ended August 31, 2009 and 2008, respectively, totaling $73,590 and $126,238.  We recorded an impairment loss on mineral property investments in the amount of $21,799 for the year ended August 31, 2009 and an impairment loss on notes receivable in the amount of $54,370 for the year ended August 31, 2009 from our investment in La Canada.  Our net loss for the fiscal years ended August 31, 2009 and 2008, was $134,043 and $137,929.

Liquidity and Capital Resources

At August 31, 2009, we had no assets and current liabilities totaling $170,410, resulting in working capital deficit of $170,410.  During the year ended August 31, 2009, we received proceeds from related party loans totaling $56,000.

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
Houston, Texas

We have audited the accompanying balance sheets of Texas Rare Earth Resources Corp.  (formerly Standard Silver Corporation) (the “Company”) as of August 31, 2009 and 2008, and the related statements of operations, cash flows, and stockholders' equity (deficit) for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Rare Earth Resources Corp. as of August 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

LBB & Associates Ltd., LLP
December 21, 2010, except for Note 7,
for which the date is February 6, 2011

TEXAS RARE EARTH RESOURCES CORP
(Formerly Standard Silver Corporation)
BALANCE SHEETS

	August 31, 2009	August 31, 2008

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$-	$11,378

Total current assets	-	11,378

Notes and interest receivable from related parties	-	54,370

TOTAL ASSETS	$-	$65,748

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$12,456	$6,545
Notes and interest payable to related parties	157,954	95,570
Total current liabilities	170,410	102,115

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, par value $0.001; 10,000,000 shares authorized, no
shares issued and outstanding as of August 31, 2009 and 2008	-	-
Common stock, par value $0.01; 100,000,000 shares authorized
22,655,260 and 15,155,260 issued and outstanding as of
August 31, 2009 and August 31, 2008, respectively	226,553	151,553
Additional paid-in capital	467,291	542,291
Accumulated deficit	(864,254)	(730,211)
Total shareholders' deficit	(170,410)	(36,367)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$-	$65,748

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
(Formerly Standard Silver Corporation)
STATEMENTS OF OPERATIONS

	Year ended	Year ended
	August 31,	August 31,
	2009	2008

OPERATING EXPENSES
Exploration costs	$19,042	$78,380
General & administrative expenses	32,749	24,049
Impairment loss on mineral property investment	21,799	-
Loss from equity investee	-	23,809

Total operating expenses	73,590	126,238

LOSS FROM OPERATIONS	(73,590)	(126,238)

OTHER (INCOME) EXPENSE
Loss on asset disposition	-	10,340
Interest and other income	(2,623)	(2,940)
Interest expense	8,706	4,291
Impairment loss on notes receivable	54,370	-
Total other (income) expense	60,453	11,691

NET LOSS	$(134,043)	$(137,929)

Net loss per share:
Basic and diluted net loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	21,031,972	15,155,202

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
(Formerly Standard Silver Corporation)
STATEMENTS OF SHAREHOLDERS' DEFICIT
For the Year Ended August 31, 2009

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at August 31, 2007	15,154,010	$151,540	$492,304	$(592,282)	$51,562

Replacement shares	1,250	13	(13)	-	-
Proceeds from stock subscriptions for
7,500,000 shares not issued	-	-	50,000	-	50,000
Net loss	-	-	-	(137,929)	(137,929)
Balance at August 31, 2008	15,155,260	151,553	542,291	(730,211)	(36,367)

Share issuances	7,500,000	75,000	(75,000)	-	-
Net loss	-	-	-	(134,043)	(134,043)
Balance at August 31, 2009	22,655,260	$226,553	$467,291	$(864,254)	$(170,410)

The accompanying notes are an integral part of these financial statements

TEXAS RARE EARTH RESOURCES CORP
(Formerly Standard Silver Corporation)
STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	August 31,	August 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(134,043)	$(137,929)
Adjustment to reconcile net loss to net cash
used in operating activities:
Impairment loss from notes receivable	54,370	-
Impairment loss on mineral property investments	21,799	-
Loss (gain) on asset disposition	-	10,340
Loss on investment in La Canada	-	23,809
Changes in current assets and liabilities:
Interest accrued on notes receivable from related party	(5,161)	-
Accounts payable and accrued expenses	5,911	9,973
Interest accrued on notes payable from related party	6,384	(2,370)
Net cash used in operating activities	(50,740)	(96,177)

CASH FLOWS FROM INVESTING ACTIVITIES
Loans to related parties	(16,638)	(52,000)
Investment in mineral properties	-	(2,340)
Net cash used in investing activities	(16,638)	(54,340)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	50,000
Note proceeds from related parties	56,000	92,000
Net cash provided by financing activities	56,000	142,000
NET CHANGE IN CASH	(11,378)	(8,517)
CASH, BEGINNING OF PERIOD	11,378	19,895
CASH, END OF PERIOD	$-	$11,378

SUPPLEMENTAL INFORMATION
Interest paid	$2,321	$863
Taxes paid	$-	$-

NON-CASH TRANSACTIONS:
Replacement shares	$13	13
Share issuances for cash previously received	$75,000	$-

The accompanying notes are an integral part of these financial statements

Texas Rare Earth Resources Corp.
Notes to financial statements
August 31, 2009 and 2008

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

For the years ended August 31, 2009 and 2008, the Company incurred losses of $134,043 and $137,929, respectively, and had a working capital deficit of $170,410 as of August 31, 2009.  The Company continues to finance its minimal operations through loans from shareholders and proceeds from the private placement of shares (see subsequent events footnote).

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

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs including related property and equipment costs.   Exploration costs were $19,042 and $78,380 for the years ended August 31, 2009 and 2008, respectively.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company has periodically received cash from the issuance of loans from the Company’s officers and relatives of the Company’s officers to fund operations.  As of August 31, 2009 and 2008, $157,954 and $95,570, respectively, in principal and interest is due and outstanding to the Company’s officers.  The advances are due on December 31, 2010, and accrue interest at rates ranging from five percent (5%) to six percent (6%) per annum.  The loans were paid in full in December 2010.

The Company had periodically loaned money to La Cañada bearing interest ranging from 6.0% to 7.75% per annum.  During the year ended August 31, 2009, the Company loaned an additional $16,638 to La Cañada, bringing the principal balance and accrued interest to $68,638 and $7,531, respectively, as of August 31, 2009.  Effective August 31, 2009, the Company elected to divest its ownership interest in La Cañada.  Accordingly, the Company entered into a Redemption and Mutual Release and Settlement Agreement (“Redemption Agreement”) with La Cañada, in which the Company agreed to pay La Cañada $9,303 as payment in full settlement of the Company’s obligations to La Cañada. In return La Cañada redeemed the 28.5% Standard Silver has in La Cañada back.  As a result, the La Cañada loans and related accrued interest receivable were written off during the year ended August 31, 2009.

NOTE 4 – INVESTMENTS

The Company owned a 28.5% interest in La Cañada through October 2009, the date of the Redemption Agreement.  The Company’s investments also included mineral property rights which, in June 2008, were assigned to La Cañada, resulting in a loss of $10,340 upon assignment.  The Company’s investment in La Cañada was accounted for under the equity method.  For the years ending August 31, 2009 and 2008, losses of $0 and $23,809, respectively, were recorded as the Company’s share of losses of La Cañada.

NOTE 5 – INCOME TAXES

At August 31, 2009 and 2008, the cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	August 31, 2009	August 31, 2008
Net operating loss carryforward	$276,000	$232,000

Less: Valuation allowance	(276,000)	(232,000)

Deferred tax asset, net of allowance	$-	$-

As a result of the change in control effective in April 2007, the Company’s net operating losses prior to that date may be partially or entirely unavailable, by law, to offset future income and, accordingly, are excluded from the associated deferred tax asset.

The provision for income taxes for the year ended August 31, 2009 differs from the result which would be obtained by applying the statutory income tax rate of 34% to income before income taxes because the Company has recorded a valuation allowance in the amount of the change in the deferred tax asset for each period. The Company’s net operating loss carryforward expires beginning in 2022.

The table below presents a reconciliation of the tax at the prevailing statutory rate to the Company’s provision for taxes:

	Year ended August 31,
	2009	2008
Net operating loss	$44,000	$47,000
Change in valuation allowance	(44,000)	(47,000)

Tax provision	$-	$-

The Company’s net operating loss carryforward expires beginning in 2022.

NOTE 6 – SHAREHOLDERS’ EQUITY

Effective September 2008, the Company increased its number of authorized shares to 110,000,000 shares, of which 100,000,000 shares of capital stock are designated as common stock with par value of $0.01 per share and 10,000,000 shares of capital stock are designated as preferred stock with a par value of $0.001 per share.  As of August 31, 2009, there were 22,655,260 shares of our common stock outstanding.  All shares of common stock have equal voting rights and, when validly issued and outstanding, are entitled to one non-cumulative vote per share in all matters to be voted upon by shareholders.  The shares of common stock have no pre-emptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares.  Holders of the common stock are entitled to equal ratable rights to dividends and distributions with respect to the common stock, as may be declared by the Board of Directors out of funds legally available.  In the event of a liquidation, dissolution or winding up of the affairs of the Company, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment or provision for all liabilities and any preferential liquidation rights of any preferred stock then outstanding.

After the reverse stock split in April 2007, the Company issued 12,000,000 shares to its current and former directors and employees for certain mining interest and nominal consideration.  The fair market value of the shares was determined to be $120,000 and is recorded as compensation expense in the accompanying financial statements.

In May 2008 the Company received $50,000 of cash funds for stock offered to two investors. As of August 31, 2008 these shares have not been issued. In November 2008, the Company issued to Brewer & Pritchard, PC and RLR Services Partnership 3,750,000 shares of common stock each.

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

NOTE 7 – SUBSEQUENT EVENTS (CONTINUED)

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

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures.  The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of August 31, 2009 that, as a result of the material weaknesses described below, disclosure controls and procedures were ineffective in providing reasonable assurance that material information is made known to them by others within the Company.

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

As a result of the existence of these material weaknesses as of August 31, 2009, management has concluded that we did not maintain effective internal control over financial reporting as of August 31, 2008, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in  Internal Control-Integrated Framework.

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

Daniel E. Gorski.  Mr. Gorski has severed as president and director of the Company since January 2007.  From July 2004 to January 2006, Mr. Gorski was the co-founder and vice president of operations for High Plains Uranium Inc., a uranium exploration and development company that went public on the Toronto Stock Exchange in December 2005.  Between June 1996 through May 2004, Mr. Gorski served as an officer and director of Metalline Mining Co., a publicly traded mining and development company with holdings in the Sierra Mojada Mining District, Coahuila, Mexico.  From January 1992 to June 1996, Mr. Gorski was the exploration geologist under contract to USMX Inc. and worked exclusively in Latin America.  Mr. Gorski earned a BS in 1960 from Sul Ross State College, in Alpine, Texas and an MA in 1970 from the University of Texas in Austin, Texas.  Mr. Gorski has over thirty-five years of experience in the mining industry.  Mr. Gorski’s extensive technical knowledge and experience in the mining industry led the Board to conclude that Mr. Gorski should serve as a member of the Board of Directors.

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

Committees of the Board & Director Independence

Our board of directors is currently composed of four directors, with Mr Marchese being the only director that would qualify as an independent director based on the definition of independent director set forth in Section 240.10A-3 of the Securities Act.  We are not subject to corporate governance rules that require that a board of directors be composed of a majority of independent directors.  The Board has not established any committees and, accordingly, the Board serves as the audit, compensation, and nomination committee, and we have no audit committee financial expert.

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

Code of Ethics

We have adopted a code of ethics which applies to all our directors, officers and employees. A copy of our “Code of Ethics” was filed with the Securities and Exchange Commission as Exhibit 14.1 to our Form 10-K for the year ended August 31, 2008.

Item 11.Executive Compensation

Summary Compensation Table

The following table contains compensation data for our named executive officers for the last two completed fiscal years ended August 31, 2008 and 2007.

Summary Compensation Table
Name and Principal Position	Year	Salary And Consulting Payments ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Daniel E. Gorski	2009	--	--	--	--	--
President, and CEO	2008	--	--	--	--	--

G.W. McDonald	2009	--	--	--	--	--
Vice President and CFO	2008	--	--	--	--	--

Grants of Plan-Based Awards

The Company has a stock option plan in which it has reserved two million shares.  No securities or options were issued pursuant to this plan during fiscal 2009 and 2008.  No options have been issued to the named executive officers under this plan or any other plan.

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

Director Compensation

No compensation was paid to any director during fiscal 2009 or 2008.  Compensation was paid to a director in 2010, as described below:

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

(3)
Highline Capital Holdings, L.L.C. (“Highline Capital”) serves as the general partner of the selling stockholder, and may be deemed to have beneficial ownership over the securities held by the selling stockholder.  Howard M. Singer serves as an executive officer of Highline Capital.

(4)
Represents (i) 153,092 shares of common stock, (ii) 146,820 shares of common stock underlying a five year warrant exercisable at $2.50 per share, (iii) 612,368 shares of common stock underlying an option exercisable at $2.50 per share, and (iv) 612,368 shares of common stock underlying a warrant issuable upon the exercise of an option.

(5)
Highline Capital Management, L.L.C. (“Highline Management”) serves as the investment manager of the selling stockholder, and may be deemed to have beneficial ownership over the securities held by the selling stockholder.  Howard M. Singer serves as an executive officer of Highline Management

(6)
Represents (i) 296,996 shares of common stock, (ii) 284,823 shares of common stock underlying a five year warrant exercisable at $2.50 per share, (iii) 1,187,984 shares of common stock underlying an option exercisable at $2.50 per share, and (iv) 1,187,984 shares of common stock underlying a warrant issuable upon the exercise of an option.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Other than as disclosed below, during the two fiscal years ended August 31, 2010 and the subsequent interim period, there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 5% of the outstanding common or preferred stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

Loans

During the fiscal year ending August 31, 2008, Mr. Gorski advanced $62,000 to the Company.    In July 2010, Mr. Gorski was paid $37,500 in reduction of the note.  In June 2010, the Company entered into an amended and restated note agreement with Mr. Gorski pursuant to which three promissory notes issued to Mr. Gorksi during 2009, having aggregate principal amount of $24,500 and accrued interest of $13,356, were renewed, extended, and consolidated.  In December 2010, all principal and interest due to Mr. McDonald was paid in full.

During the fiscal years ending August 31, 2008 and 2009, Mr. McDonald advanced $86,000 to the Company.   In July 2010, the Company paid Mr. McDonald $37,500.  In August 2010, the Company entered into an amended and restated note agreement with Mr. McDonald pursuant to which four promissory notes issued to Mr. McDonald and related parties during 2009, having an aggregate principal amount of $48,500 and accrued interest of $4,094, were renewed, extended, and consolidated.  In December 2010, all principal and interest due to Mr. McDonald was paid in full.

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

We have determined that the following individuals who currently serve as directors or served as directors during any part of the last completed fiscal year are independent, as that term is defined in Section 10A(m)(3) of the Exchange Act:

Name	Committee Membership
Anthony Marchese(2)	(1)

(1)  The Board has not established any committees.
(2)  Mr. Marchese joined the Board in December 2009.

Item 14.  Principal Accountant Fees and Services

During the fiscal years ended August 31, 2009 and 2008, the aggregate fees billed by our independent accountants, LBB & Associates, Ltd., LLP,  for the audit of year-end financials and review of our quarterly financials and required SEC filings were as follows:

	Fiscal year ended August 31, 2009	Fiscal year ended August 31, 2008
Audit fees	$9,772	$9,772
Audit-related fees	$0.00	$0.00
Tax fees	$0.00	$0.00
All other fees	$0.00	$0.00

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