Form 10-Q
period 2009-11-30
Texas Rare Earth Resources Corp.
filed 2011-02-08
CIK 1445942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

TEXAS RARE EARTH RESOURCES CORP
(Formerly Standard Silver Corporation)
BALANCE SHEETS

	November 30, 2009	August 31, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$197,368	$-
Total current assets	197,368	-

Property, plant and equipment, net	22,083
Mineral properties	2,418	-

TOTAL ASSETS	$221,869	$-

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,843	$12,456
Notes and interest payable to related parties	162,791	157,954
Total current liabilities	167,634	170,410

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of November 30, 2009 and
August 31, 2009	-	-
Common stock, par value $0.01; 100,000,000 shares authorized
23,232,760 and 22,655,260 issued and outstanding as of
November 30, 2009 and August 31, 2009, respectively	232,328	226,553
Additional paid-in capital	750,016	467,291
Accumulated deficit	(928,109)	(864,254)
Total shareholders' equity (deficit)	54,235	(170,410)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$221,869	$-

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
(Formerly Standard Silver Corporation)
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months ended November 30,
	2009	2008

OPERATING EXPENSES
Exploration costs	$12,000	$18,000
General & administrative expenses	47,052	8,051
Impairment loss on mineral properties	-	19,056

Total operating expenses	59,052	45,107

LOSS FROM OPERATIONS	(59,052)	(45,107)

OTHER (INCOME) EXPENSE
Interest and other income	(35)	(107)
Interest expense	4,838	1,967
Impairment loss on notes receivable	-	54,370

Total other (income) expense	4,803	56,230

NET LOSS	$(63,855)	$(101,337)

Net loss per share:
Basic and diluted net loss per share	$(0.00)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	23,061,908	16,144,271

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
(Formerly Standard Silver Corporation)
UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended November 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(63,855)	$(101,337)
Adjustment to reconcile net loss to net cash
used in operating activities:
Impairment loss on notes receivable	-	54,370
Impairment loss on mineral property investments	-	19,056
Stock issued for services	13,500	-
Depreciation expense	246	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(2,776)	2,535
Net cash used in operating activities	(52,885)	(25,376)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mineral properties	(2,418)	(27,056)
Purchase of fixed assets	(22,329)	-
Net cash used in investing activities	(24,747)	(27,056)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	275,000	-
Note proceeds from related parties	-	56,000
Net cash used in financing activities	275,000	56,000
NET CHANGE IN CASH	197,368	3,568
CASH, BEGINNING OF PERIOD	-	11,378
CASH, END OF PERIOD	$197,368	$14,946

SUPPLEMENTAL INFORMATION
Interest paid	$-	$331
Taxes paid	$-	$-
Issuance of common stock for cash received in prior period	$-	$75,000

The accompanying notes are an integral part of these financial statements.

Texas Rare Earth Resources Corp
(formerly Standard Silver Corporation)
Notes to Interim Financial Statements
(Unaudited)

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Texas Rare Earth Resources Corp (the "Company") (formerly Standard Silver Corporation) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K, dated August 31, 2009, as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year August 31, 2009 as reported in Form 10-K, have been omitted.

NOTE 2 – RELATED PARTY TRANSACTIONS

The Company has periodically received cash advances from the Company’s officers and relatives of the Company’s officers to fund operations.  As of November 30, 2009, $162,791 in principal and interest is due and outstanding to the Company’s officers.  The advances are due on demand and accrue interest at rates ranging from 5.00 percent to 6.00 percent per annum.

NOTE 3 – CAPITAL STOCK

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

In November 2008, the Company issued 3,750,000 shares of common stock for $25,000 cash to Brewer & Pritchard, PC, corporate counsel and 3,750,000 shares of common stock for $25,000 cash to RLR Services Partnership.  The cash was received in the period ended August 31, 2008 and recorded to additional paid-in capital

For the three months ended November 30, 2009, the Company raised $275,000 through the issuance of 687,500 shares of common stock and the issuance of Class A Warrants to purchase 687,500 shares of common stock and Class B Warrants to purchase 343,750 shares of common stock.

In November 2009, the Company issued 15,000 shares for services to an outside consultant for services rendered.

NOTE 4 – SUBSEQUENT EVENTS

Between December 2009 and November 2010, the Company raised $630,500 through the issuance of 1,576,250 shares of common stock and the issuance of Class A Warrants to purchase 1,576,250 shares of common stock and Class B Warrants to purchase 788,125 shares of common stock (“2009-2010 Private Placement”).  Between December 2010 and January 2011, Class A Warrants to purchase 437,500 shares were exercised, and Class B Warrants to purchase 218,750 shares were exercised, resulting in $382,813 of proceeds being raised by the Company.

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

NOTE 5 – SUBSEQUENT EVENTS (continued)

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

In January 2011, we entered into a finders agreement with Aspenwood Capital under which Aspenwood would introduce potential investors to the Company.  The Company agreed to pay Aspenwood up to a 10% cash fee and to issue a five year warrant to purchase shares of common stock in an amount up to 10% of the number of shares sold to investors introduced to the Company by Aspenwood.  The exercise price of the warrants will be equal to 125% of the equity purchase price.  The warrant may be exercised on a cashless basis at any time subsequent to August 31, 2011 in the event the Company does not maintain an effective registration statement on file with the SEC

In December 2010, the Company hired a new Chief Financial Officer.

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

Results of Operations

General & Revenue

We had no operating revenues during the three months ended November 30, 2009 and 2008. We are not currently profitable.  As a result of ongoing operating losses, we had an accumulated deficit of $928,109 as of November 30, 2009.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the three months ended November 30, 2009 and 2008 in the amount of $12,000 and $18,000, respectively.  These expenditures were primarily related to outside consulting services relating to our Round Top project.  We incurred general and administrative expenses for the three months ended November 30, 2009 and 2008 in the amount of $47,052 and $8,051, respectively, primarily relating to the audits of our financial statements.

We accrued interest expense on related party notes payable in the amount of $4,838 and $1,967 for the three months ended November 30, 2009 and 2008, respectively.  We recorded an impairment loss on notes receivable and related investment in mineral properties for the three months ended November 30, 2008 relating to our La Canada investment in the amount of $73,426.

The Company’s loss from operations for the three months ended November 30, 2009 and 2008 was $59,052 and $45,107, respectively.

Liquidity and Capital Resources

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

As a result of the aforementioned sale of common stock, we had a working capital surplus of $29,734 at November 30, 2009.  We invested approximately $2,418 and $27,000 in mineral properties for the three months ending November 30, 2009 and 2008, respectively.  We purchased transportation equipment for our Round Top property in the approximate amount of $22,000 during the quarter ended November 30, 2009.  We received cash proceeds from the sale of stock resulting from our private placement in the amount of $275,000 during the quarter ended November 30, 2009.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table describes all securities we issued during the period covered by this report without registering the securities under the Securities Act.

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (A)
September 2009	Common Stock	250,000	Private Placement Investors (4)	100,000	Cash	4(2)
September 2009	Class A Warrants	250,000	Private Placement Investors	-	Issued as part of placement	4(2)
September 2009	Class B Warrants	125,000	Private Placement Investors	-	Issued as part of placement	4(2)
October 2009	Common Stock	312,500	Private Placement Investors (4)	125,000	Cash	4(2)
October 2009	Class A Warrants	312,500	Private Placement Investors	-	Issued as part of placement	4(2)
October 2009	Class B Warrants	156,250	Private Placement Investors	-	Issued as part of placement	4(2)
November 2009	Common Stock	125,000	Private Placement Investors (2)	50,000	Cash	4(2)
November 2009	Class A Warrants	125,000	Private Placement Investors	-	Issued as part of placement	4(2)
November 2009	Class B Warrants	62,500	Private Placement Investors	-	Issued as part of placement	4(2)
November 2009	Common Stock	15,000	Robert O’Shaughnessy	-	Services rendered	4(2)

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

Item 6.  Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit Number	Description

3.1(1)	Amended and Restated Bylaws
3.2(1)	Amended and Restated Articles of Incorporation
3.3(2)	Amendment to Articles of Incorporation
4.1(2)	Form of Common Stock Certificate
10.1*(1)	Stock Option Plan
10.2(2)	Lease
10.3(2)	Form of Class A Warrant
10.4(2)	Form of Class B Warrant
10.5(2)	Form of Registration Rights Agreement
10.6(2)	Director’s Agreement
10.7(2)	Form of Subscription Agreement for January 2011 Investment
10.8(2)	Form of Warrant for January 2011 Investment
10.9(2)	Form of Registration Rights Agreement for January 2011 Investment
10.10(2)	Shareholders’ Agreement
14.1(2)	Code of Ethics
31.1(3)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2(3)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1(3)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, ad Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(3)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, ad Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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