Form 10-Q
period 2010-02-28
Texas Rare Earth Resources Corp.
filed 2011-02-08
CIK 1445942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
TEXAS RARE EARTH RESOURCES CORP
(Formerly Standard Silver Corporation)
BALANCE SHEETS

	February 28, 2010	August 31, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$175,850	$-
Total current assets	175,850	-

Property, plant and equipment, net	26,967	-
Mineral properties	2,418	-

TOTAL ASSETS	$205,235	$-

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$10,558	$12,456
Notes and interest payable to related parties	164,796	157,954
Total current liabilities	175,354	170,410

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of February 28, 2010 and
August 31, 2009	-	-
Common stock, par value $0.01; 100,000,000 shares authorized
23,420,260 and 22,655,260 issued and outstanding as of
February 28, 2010 and August 31, 2009, respectively	234,203	226,553
Additional paid-in capital	1,044,641	467,291
Accumulated deficit	(1,248,963)	(864,254)
Total shareholders' equity (deficit)	29,881	(170,410)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$205,235	$-

The accompanying notes are an integral part of these financial statements

TEXAS RARE EARTH RESOURCES CORP
(Formerly Standard Silver Corporation)
UNAUDITED STATEMENTS OF OPERATIONS

	Six Months ended February 28,		Three Months ended February 28,
	2010	2009	2010	2009

OPERATING EXPENSES
Exploration costs	$30,000	$25,042	$18,000	$1,042
General & administrative expenses	347,933	5,392	300,881	4,786
Impairment loss on mineral properties	-	19,056	-	-

Total operating expenses	377,933	49,490	318,881	5,828

LOSS FROM OPERATIONS	(377,933)	(49,490)	(318,881)	(5,828)

OTHER (INCOME) EXPENSE
Interest and other income	(66)	(142)	(32)	(35)
Interest expense	6,842	3,974	4,816	2,007
Impairment loss on notes receivable	-	54,370	-	-
Total other (income) expense	6,776	58,202	4,784	1,972

NET LOSS	$(384,709)	$(107,692)	$(323,665)	$(7,800)

Net loss per share:
Basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.01)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	23,251,835	19,381,779	23,400,121	22,655,260

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
(Formerly Standard Silver Corporation)
UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended February 28,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(384,709)	$(107,692)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation expense	1,362	-
Stock-based compensation	249,000	-
Shares issued for services	13,500	-
Impairment loss from notes receivable	-	54,370
Impairment loss on mineral property investments	-	19,056
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	4,944	(3,897)
Net cash used in operating activities	(115,903)	(38,163)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mineral properties	(2,418)	(29,056)
Purchase of fixed assets	(28,329)	-
Net cash used in investing activities	(30,747)	(29,056)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	322,500	-
Note proceeds from related parties	-	56,000
Net cash provided by financing activities	322,500	56,000
NET CHANGE IN CASH	175,850	(11,219)
CASH, BEGINNING OF PERIOD	-	11,378
CASH, END OF PERIOD	$175,850	$159

SUPPLEMENTAL INFORMATION
Interest paid	$-	$1,326
Taxes paid	$-	$-
Issuance of common stock for cash received in prior period	$-	$75,000

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

NOTE 2 – RELATED PARTY TRANSACTIONS

The Company has periodically received cash advances from the Company’s officers and relatives of the Company’s officers to fund operations.  As of February 28, 2010, $164,796 in principal and interest is due and outstanding to the Company’s officers.  The advances are due on demand and accrue interest at rates ranging from 5.00 percent to 6.00 percent per annum.

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

In November 2008, the Company issued 3,750,000 shares of common stock for $25,000 cash to Brewer & Pritchard, PC, corporate counsel and 3,750,000 shares of common stock for $25,000 cash to RLR Services Partnership.  The cash was received in the period ended August 31, 2008 and recorded to additional paid-in capital.

For the six months ended February 28, 2010, the Company raised $322,500 through the issuance of 806,250 shares of common stock and the issuance of Class A Warrants to purchase 806,250 shares of common stock and Class B Warrants to purchase 403,125 shares of common stock.

In November 2009, the Company issued 15,000 shares for services to an outside consultant.

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

NOTE 4 – SUBSEQUENT EVENTS

Between March 2010 and November 2010, the Company raised $583,000 through the issuance of 1,457,500 shares of common stock and the issuance of Class A Warrants to purchase 1,457,500 shares of common stock and Class B Warrants to purchase 728,750 shares of common stock (“2009-2010 Private Placement”).  Between December 2010 and January 2011, Class A Warrants to purchase 437,500 shares were exercised, and Class B Warrants to purchase 218,750 shares were exercised, resulting in $382,813 of proceeds being raised by the Company.

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

NOTE 4 – SUBSEQUENT EVENTS (CONTINUED)

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

In November 2010, the Company entered into a non-exclusive investment banking agreement with Sunrise Securities Corp. pursuant to which it agreed to pay a sales commission with respect to certain financings effected, or alternative transactions entered into, by the Company through introductions by Sunrise.  The Company agreed to pay Sunrise a monthly fee of 5,000 shares of restricted stock.  These shares had not been issued at the time of filing.  The Company concurrently entered into a 24 month institutional public relations retainer agreement with Sunrise pursuant to which it agreed to issue Sunrise five-year options to purchase 250,000 shares at $1.60 per share and 250,000 shares at $5.00 per share, with certain demand registration rights.

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

In August 2010, the Company granted 61,000 shares of common stock at a value of $0.75 per share as payment for services to two external consultants.

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

Overview

The Company changed its name from “Standard Silver Corporation” to “Texas Rare Earth Resources Corp.” effective as of September 1, 2010.  Our common stock is currently listed for quotation in the Pink Sheets, a centralized quotation service maintained by Pink OTC Markets Inc. that collects and publishes market maker quotes for over-the-counter securities (PK:TRER).

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

Results of Operations

General & Revenue

We had no operating revenues during the six or three months ended February 28, 2010 and 2009. We are not currently profitable.  As a result of ongoing operating losses, we had an accumulated deficit of $1,248,963 as of February 28, 2010.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the six months ended February 28, 2010 and 2009 in the amount of $30,000 and $25,042, respectively, and $18,000 and $1,042 for the three months ended February 28, 2010 and 2009, respectively.  These expenditures were primarily related to outside consulting services relating to our Round Top project.  We incurred general and administrative expenses for the six months ended February 28, 2010 and 2009 of $347,933 and $5,392, respectively, and $300,881 and $4,786 for the three months ended February 28, 2010 and 2009, respectively.  These general and administrative expenses were primarily relating to the audits of our financial statements and director stock-based compensation.

We accrued interest expense on related party notes payable in the amount of $6,842 and $3,974 for the six months ended February 28, 2010 and 2009, respectively, and $4,816 and $2,007 for the three months ended February 28, 2010 and 2009, respectively.  We recorded an impairment loss on notes receivable and related investment in mineral properties for the six months ended February 28, 2009 relating to our La Canada investment in the amount of $73,426.

The Company’s loss from operations for the six months ended February 28, 2010 and 2009 was $377,933 and $49,490, respectively, and $318,881 and $5,828 for the three months ended February 28, 2010 and 2009, respectively.

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

As a February 28, 2010, we had minimal working capital surplus.  We invested approximately $2,418 and $29,000 in mineral properties for the six months ending February 28, 2010 and 2009, respectively.  We purchased transportation equipment for our Round Top property in the approximate amount of $28,000 during the six months ended February 28, 2010.  We received cash proceeds from the sale of stock resulting from our private placement in the amount of $322,500 during the six months ended February 28, 2010.

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

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (A)
January 2010	Common Stock	62,500	Private Placement Investors (1)	25,000	Cash	4(2)
January 2010	Class A Warrants	62,500	Private Placement Investors	-	Issued as part of placement	4(2)
January 2010	Class B Warrants	31,250	Private Placement Investors	-	Issued as part of placement	4(2)
January 2010	Common Stock	300,000	Anthony Marchese	-	Services rendered	4(2)

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