Form 10-Q
period 2010-05-31
Texas Rare Earth Resources Corp.
filed 2011-02-08
CIK 1445942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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
Yes [ ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of January 31, 2011, the registrant had 26,781,259 shares of common stock, par value $0.01 per share, outstanding.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

TEXAS RARE EARTH RESOURCES CORP
(Formerly Standard Silver Corporation)
BALANCE SHEETS

	May 31, 2010	August 31, 2009
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$230,622	$-
Total current assets	230,622	-

Property and equipment, net	27,924	-
Mineral properties	5,558	-

TOTAL ASSETS	$264,104	$-

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$329	$12,456
Notes and interest payable to related parties	166,845	157,954
Total current liabilities	167,174	170,410

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001; 10,000,000 shares authorized, no
shares issued and outstanding as of May 31, 2010 and August 31, 2009	-	-
Common stock, par value $0.01; 100,000,000 shares authorized
23,420,260 and 22,655,260 issued and outstanding as of
May 31, 2010 and August 31, 2009, respectively	234,203	226,553
Additional paid-in capital	1,174,641	467,291
Accumulated deficit	(1,311,914)	(864,254)
Total shareholders' equity (deficit)	96,930	(170,410)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$264,104	$-

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
(Formerly Standard Silver Corporation)
UNAUDITED STATEMENTS OF OPERATIONS

	Nine Months ended May 31,		Three Months ended May 31,
	2010	2009	2010	2009

OPERATING EXPENSES
Exploration costs	$78,711	$19,042	$48,711	$-
General & administrative expenses	360,446	11,752	12,514	361
Impairment loss on mineral properties	-	19,056	-	-

Total operating expenses	439,157	49,850	61,225	361

LOSS FROM OPERATIONS	(439,157)	(49,850)	(61,225)	(361)

OTHER (INCOME) EXPENSE
Interest and other income	(389)	(205)	(323)	(62)
Interest expense	8,892	6,026	4,860	2,052
Impairment loss on notes receivable	-	54,370	-	-
Total other (income) expense	8,503	60,191	4,537	1,990

NET LOSS	$(447,660)	$(110,041)	$(65,762)	$(2,351)

Net loss per share:
Basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	23,308,593	20,484,929	23,420,260	22,655,260

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
(Formerly Standard Silver Corporation)
UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended May 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(447,660)	$(110,041)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation expense	2,612	-
Impairment loss from notes receivable	-	54,370
Shares issued for services	13,500	-
Stock-based compensation	249,000	-
Impairment loss on mineral property investments	-	19,056
Decrease in liabilities:
Accounts payable and accrued expenses	(3,236)	(1,707)
Net cash used in operating activities	(185,784)	(38,322)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mineral properties	(5,558)	(29,056)
Purchase of fixed assets	(30,536)	-
Net cash used in investing activities	(36,094)	(29,056)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	452,500	-
Note proceeds from related parties	-	56,000
Net cash provided by financing activities	452,500	56,000
NET CHANGE IN CASH	230,622	(11,378)
CASH, BEGINNING OF PERIOD	-	11,378
CASH, END OF PERIOD	$230,622	$-

SUPPLEMENTAL INFORMATION
Interest paid	$-	$1,326
Taxes paid	$-	$-
Issuance of common stock for cash received in prior period	$-	$75,000

The accompanying notes are an integral part of these financial statements.

Texas Rare Earth Resources Corp
(formerly Standard Silver Corporation)
Notes to Interim Financial Statements
(Unaudited)

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Texas Rare Earth Resources Corp (the "Company") (formerly Standard Silver Corporation) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10K, dated August 31, 2009, as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year August 31, 2009 as reported in Form 10K, have been omitted.

NOTE 2 – RELATED PARTY TRANSACTIONS

The Company has periodically received cash advances from the Company’s officers and relatives of the Company’s officers to fund operations.  As of May 31, 2010, $166,845 in principal and interest is due and outstanding to the Company’s officers.  The advances are due on demand and accrue interest at rates ranging from 5.00 percent to 6.00 percent per annum.

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

In November 2008, the Company issued 3,750,000 shares of common stock for $25,000 cash to Brewer & Pritchard, PC, corporate counsel and 3,750,000 shares of common stock for $25,000 cash to RLR Services Partnership.  The cash was received in the period ended August 31, 2008 and was recorded to additional paid-in capital.

For the nine months ended May 31, 2010, the Company raised $452,500 through the issuance of 1,131,750 shares of common stock and the issuance of Class A Warrants to purchase 1,131,750 shares of common stock and Class B Warrants to purchase 565,625 shares of common stock.

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

NOTE 4 – SUBSEQUENT EVENTS

Between June 2010 and November 2010, the Company raised $453,000 through the issuance of 1,132,500 shares of common stock and the issuance of Class A Warrants to purchase 1,132,500 shares of common stock and Class B Warrants to purchase 566,250 shares of common stock (“2009-2010 Private Placement”).  Between December 2010 and January 2011, Class A Warrants to purchase 437,500 shares were exercised, and Class B Warrants to purchase 218,750 shares were exercised, resulting in $382,813 of proceeds being raised by the Company.

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

Under the lease, we will pay the State of Texas a lease bonus of $197,800, $35,000 of which was paid upon the execution of the lease, $65,000 of which will be due when we submit our initial plan of operations to conduct exploration, and $97,800 of which will be due when we submit a supplemental plan of operations to conduct mining.  Upon the sale of

NOTE 4 – SUBSEQUENT EVENTS (Continued)

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

We are a mineral exploration company engaged in the business of the acquisition and development of mineral properties.  We currently hold a twenty year lease, executed in August 2010, to explore and develop an 860 acre rare earth uranium-beryllium prospect located in Hudspeth County, Texas known as “Round Top” and prospecting permits covering an adjacent 9,345 acres.  We also hold prospecting permits on certain other mineral properties located in Texas and New Mexico.  We are currently not evaluating any additional prospects, and intend to focus primarily on the development of our Round Top rare earth prospect.  We currently have limited operations and have not established that our Round Top property contains any proven reserves or probable reserves.  The strategic necessity of developing rare earth resources, the compelling fundamentals of uranium and the future potential for beryllium in the nuclear fuel cycle all present what we believe to be excellent opportunities for us.

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

Results of Operations

General & Revenue

We had no operating revenues during the nine or three months ended May 31, 2010 and 2009. We are not currently profitable.  As a result of ongoing operating losses, we had an accumulated deficit of $1,311,914 as of May 31, 2010.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the nine months ended May 31, 2010 and 2009 in the amount of $78,711 and $19,042, respectively, and $48,711 and $0 for the three months ended May 31, 2010 and 2009, respectively.  These expenditures were primarily related to outside consulting services relating to our Round Top project.  We incurred general and administrative expenses for the nine months ended May 31, 2010 and 2009 of $360,446 and $11,752, respectively, and $12,514 and $361 for the three months ended May 31, 2010 and 2009, respectively.  These general and administrative expenses were primarily relating to the audits of our financial statements and director stock-based compensation.

We accrued interest expense on related party notes payable in the amount of $8,892 and $6,026 for the nine months ended May 31, 2010 and 2009, respectively, and $4,860 and $2,052 for the three months ended May 31, 2010 and 2009, respectively.  We recorded an impairment loss on notes receivable and related investment in mineral properties for the nine months ended May 31, 2009 relating to our La Canada investment in the amount of $73,426.

The Company’s loss from operations for the nine months ended May 31, 2010 and 2009 was $439,157 and $49,850, respectively, and $61,225 and $361 for the three months ended May 31, 2010 and 2009, respectively.

Liquidity and Capital Resources

As a May 31, 2010, we had a working capital surplus in the amount of $63,448 primarily as a result of the issuance of common stock for cash.  We invested approximately $5,500 and $29,000 in mineral properties for the nine months ending May 31, 2010 and 2009, respectively.  We purchased transportation equipment for our Round Top property in the approximate amount of $30,500 during the nine months ended May 31, 2010.  We received cash proceeds from the sale of stock resulting from our private placement in the amount of $452,500 during the nine months ended May 31, 2010.

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

Because of the recurring losses, the Company will require additional working capital to fund its business operations.  As of the date hereof, the Company is unable to quantify the amount of capital needed to fund its working capital needs beyond 2011, nor is it able to quantify the amount of capital needed to develop the Round Top project. The amount of capital will be dependent upon the Company’s business strategy to exploit the Round Top project.  The Company intends to raise additional working capital through best efforts debt or equity financing.  No assurance can be given that additional financing will be available on terms acceptable to the Company.  The Company’s viability is contingent upon its ability to receive external financing.  Failure to obtain sufficient working capital may result in management resorting to the sale of assets or otherwise curtailing operations.

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

Item 4 Controls and Procedures

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

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (A)
March 2010	Common Stock	62,500	Private Placement Investors (1)	25,000	Cash	4(2)
March 2010	Class A Warrants	62,500	Private Placement Investors	-	Issued as part of placement	4(2)
March 2010	Class B Warrants	31,250	Private Placement Investors	-	Issued as part of placement	4(2)
April 2010	Common Stock	262,500	Private Placement Investors (5)	105,000	Cash	4(2)
April 2010	Class A Warrants	262,500	Private Placement Investors	-	Issued as part of placement	4(2)
April 2010	Class B Warrants	131,250	Private Placement Investors	-	Issued as part of placement	4(2)

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