Form 10-K
period 2010-08-31
Texas Rare Earth Resources Corp.
filed 2011-02-08
CIK 1445942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2010

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

Description of our Capital Stock

We are authorized to issue 100,000,000 shares of common stock, $0.01 par value, of which 26,781,259 shares were issued and outstanding as of February 8, 2011.  We are also authorized to issue 10,000,000 shares of preferred stock, par value $0.001, none of which have been issued as of February 8, 2011.

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

Registration Rights.

With respect to the private placement between October 2009 and October of 2,920,000 shares of common stock (giving effect to the exercise of Class A Warrants to purchase 437,500 shares of common stock and Class B Warrants to purchase 218,750 shares of common stock), as well as 1,826,250 shares of common stock currently exercisable underlying the Class A Warrants and 913,125 shares of common stock currently exercisable underlying the Class B Warrants, the Company has agreed to register the resale of these 5,659,375 shares under the Securities Act.  Under the registration rights agreements, the Company is required to file a registration statement covering the resale of the shares of common stock and shares of common stock underlying the warrants by February 9, 2011, and the registration is required to be deemed effective by the SEC on or before the 150th calendar day after the filing of such registration statement.  In the event these milestones are not met by the Company, the Company is obligated to issue, as liquidated damages on a pro-rata basis to these investors, approximately 290,000 shares for each month, or pro-rated for a period less than one month, the registration is late up to a maximum of approximately 1,450,000 shares.

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

For the fiscal year ended August 31, 2010 we had accumulated deficit of $1,422,634.  We expect losses for the foreseeable future.  Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business which seeks to obtain funds to finance its operations in a highly competitive environment.  There can be no assurance that we will successfully implement any of its plans in a timely or effective manner or that we will ever be profitable.  In addition, there can be no assurances that we will choose to continue to develop any of our current properties because we intend to consider and, as appropriate, to divest ourselves of properties that may no longer be a strategic fit to our business strategy.

We have a history of losses and expect to incur substantial losses and negative operating cash flows for the foreseeable future, and we may never achieve or maintain profitability.

We had no operating revenue during the fiscal years ended August 31, 2010 and 2009.  We are not currently profitable.  We believe that we have sufficient capital to fund operations through calendar year 2011, but we will need to raise additional funding implement our business strategy.  Even if we succeed in developing our prospects, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future.

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

We do not generate revenue, will be reliant upon raising additional capital on a best efforts basis, and without additional substantial capital, we will not have sufficient financial resources to undertake by ourselves all planned development activities relating to Round Top.  As of August 31, 2010, we had nominal cash on hand.  In January 2011, we entered into a series of transactions with accredited investors pursuant to which we sold an aggregate of 800,000 shares of our common stock and five year warrants to purchase up to 800,000 shares of common stock, exercisable at $2.50 per share, for gross proceeds of $2,000,000.  As additional consideration for the purchase of the shares and warrants, the Company issued to the January 2011 investors options to purchase up to 3,200,000 shares of common stock at $2.50 per share and 100% warrant coverage through the issuance of warrants to purchase up to 3,200,000 shares of common stock at an exercise price of $2.50 per share.   As a result, we believe we have sufficient capital to sustain operations through calendar year 2011, however we will need to raise additional capital to implement our business plan. No assurance can be given that additional financing will be available on terms acceptable to us, or that existing warrants and options will be exercised.  We do not have any commitments for debt or equity financing at this time, nor do we have credit facilities available with financial institutions or other third parties, and investors may lose their all of their investment.

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

Additionally, we have Class A Warrants that may be exercised into 1,826,250 shares of common stock, Class B Warrants that may be exercised into 913,125 shares of common stock, and other options and warrants that may be exercisable into 1,469,000 shares of common stock at exercise prices ranging from $1.60 to $5.00.  The issuance of shares upon exercise of the Warrants may result in additional substantial dilution to the interests of other stockholders and may adversely affect the market price of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

In September 2008, the board of directors adopted our 2008 Stock Option Plan (the “2008 Plan), which was also approved by our shareholders in September 2008.  The 2008 Plan allows for the grant of up to 2,000,000 shares of our common stock for awards to our offices, directors, employees and consultants.  The 2008 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, and stock grant awards. The 2008 Plan also permits the grant of awards that qualify for the “performance-based compensation” exception to the $1,000,000 limitation on the deduction of compensation imposed by Section 162(m) of the Code.  As of January 18, 2011, a total of 2,000,000 shares of our common stock remained available for future grants under the 2008 Plan.  The following table sets forth certain information as of August 31, 2010 concerning our common stock that may be issued upon the exercise of options or warrants or pursuant to purchases of stock under the 2008 Plan:

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

Recent Sales of Unregistered Securities During Fiscal 2010

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

Results of Operations

Fiscal Years ended August 31, 2010 and 2009

General & Revenue

We had no operating revenues during the fiscal years ended August 31, 2010 and 2009.  We are not currently profitable.  As a result of ongoing operating losses, we had an accumulated deficit of $1,422,634 as of August 31, 2010.  As discussed in the Company’s financial statements, the Company’s absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss raise substantial doubt about its ability to continue as a going concern.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the fiscal years ended August 31, 2010 and 2009, in the amount of $126,929 and $19,042, respectively.  These expenditures were primarily related to outside consulting services relating to our Round Top project.  Our general and administrative expenses for the fiscal years ended August 31, 2010 and 2009, respectively, were $424,987 and $32,749, primarily for professional fees associated with the audits of our financial statements, director stock-based compensation in the amount of $249,000 and other general and administrative expenses necessary for our operations.  We had losses from operations for the fiscal years ended August 31, 2010 and 2009, respectively, totaling $551,916 and $73,590.  We recorded an impairment loss on mineral property investments in the amount of $21,799 for the year ended August 31, 2009 and an impairment loss on notes receivable in the amount of $54,370 for the year ended August 31, 2009 from our investment in La Canada.  Our net loss for the fiscal years ended August 31, 2010 and 2009, respectively, was $558,380 and $134,043.

Liquidity and Capital Resources

At August 31, 2010, we had current assets totaling $74,434 and current liabilities totaling $111,072, resulting in working capital deficit of $36,638.  During the year ended August 31, 2010, we invested $30,536 in property, plant and equipment and $44,539 in mineral properties.  For the year ended August 31, 2010, we received $455,000 from the sale of common stock and repaid $75,000 on notes payable to related parties.  For the year ended August 31, 2009, we received advances from related party loans totaling $56,000.

Between September 2009 and November 2010 (the “2009-2010 Private Placement”), the Company raised $905,500 through the issuance of 2,263,750 shares of common stock and the issuance of Class A Warrants to purchase 2,263,750 shares of common stock and Class B Warrants to purchase 1,131,875 shares of common stock.  Between December 2010 and January 2011, Class A Warrants to purchase 437,500 shares were exercised, and Class B Warrants to purchase 218,750 shares were exercised, resulting in $382,843 of proceeds being raised by the Company.  The Company has, and will continue to, use these proceeds for working capital purposes.

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
Houston, Texas

We have audited the accompanying balance sheets of Texas Rare Earth Resources Corp.  (formerly Standard Silver Corporation) (the “Company”) as of August 31, 2010 and 2009, and the related statements of operations, cash flows, and stockholders' equity (deficit) for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Rare Earth Resources Corp. as of August 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

LBB & Associates Ltd., LLP
December 21, 2010, except for Note 8,
for which the date is February 6, 2011

TEXAS RARE EARTH RESOURCES CORP
(Formerly Standard Silver Corporation)
BALANCE SHEETS

	August 31, 2010	August 31, 2009

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$74,434	$-

Total current assets	74,434	-

Property and equipment, net	26,559	-
Mineral properties	44,539	-

TOTAL ASSETS	$145,532	$-

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$20,624	$12,456
Notes and interest payable to related parties	90,448	157,954
Total current liabilities	111,072	170,410

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001; 10,000,000 shares authorized, no
shares issued and outstanding as of August 31, 2010 and 2009	-	-
Common stock, par value $0.01; 100,000,000 shares authorized
23,670,260 and 22,655,260 issued and outstanding as of
August 31, 2010 and August 31, 2009, respectively	236,703	226,553
Additional paid-in capital	1,220,391	467,291
Accumulated deficit	(1,422,634)	(864,254)
Total shareholders' equity (deficit)	34,460	(170,410)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$145,532	$-

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
(Formerly Standard Silver Corporation)
STATEMENTS OF OPERATIONS

	Year ended	Year ended
	August 31,	August 31,
	2010	2009

OPERATING EXPENSES
Exploration costs	$126,929	$19,042
General & administrative expenses	424,987	32,749
Impairment loss on mineral property investment	-	21,799

Total operating expenses	551,916	73,590

LOSS FROM OPERATIONS	(551,916)	(73,590)

OTHER (INCOME) EXPENSE
Interest and other income	(1,031)	(2,623)
Interest expense	7,495	8,706
Impairment loss on notes receivable	-	54,370
Total other (income) expense	6,464	60,453

NET LOSS	$(558,380)	$(134,043)

Net loss per share:
Basic and diluted net loss per share	$(0.02)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	23,433,144	21,031,972

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
(Formerly Standard Silver Corporation)
STATEMENTS OF SHAREHOLDERS' DEFICIT
For the Years Ended August 31, 2010

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at August 31, 2008	15,155,260	$151,553	$542,291	$(730,211)	$(36,367)

Share issuances	7,500,000	75,000	(75,000)	-	-
Net loss	-	-	-	(134,043)	(134,043)
Balance at August 31, 2009	22,655,260	226,553	467,291	(864,254)	(170,410)

Shares issued for cash proceeds	1,000,000	10,000	390,000	-	400,000
Units subscribed	-	-	55,000	-	55,000
Shares issued for services	15,000	150	13,350	-	13,500
Stock-based compensation, shares					-
issued October 2010	-	-	249,000	-	249,000
Shares owed for services	-	-	45,750	-	45,750
Net loss	-	-	-	(558,380)	(558,380)
Balance at August 31, 2010	23,670,260	$236,703	$1,220,391	$(1,422,634)	$34,460

The accompanying notes are an integral part of these financial statements

TEXAS RARE EARTH RESOURCES CORP
(Formerly Standard Silver Corporation)
STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	August 31,	August 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(558,380)	$(134,043)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	3,977	-
Stock-based compensation	249,000	-
Shares issued for services	59,250	-
Impairment loss on notes receivable	-	54,370
Impairment loss on mineral property investments	-	21,799
Changes in current assets and liabilities:
Interest accrued on notes receivable from related party	-	(5,161)
Accounts payable and accrued expenses	8,168	5,912
Interest accrued on notes payable from related parties	7,494	6,384
Net cash used in operating activities	(230,491)	(50,739)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(30,536)	-
Mineral property expenditures	(44,539)	-
Loans to related parties	-	(16,638)
Net cash used in investing activities	(75,075)	(16,638)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	455,000	-
Note proceeds from related parties	-	56,000
Payments on related party notes payable	(75,000)	-
Net cash provided by financing activities	380,000	56,000
NET CHANGE IN CASH	74,434	(11,377)
CASH, BEGINNING OF PERIOD	-	11,377
CASH, END OF PERIOD	$74,434	$-

SUPPLEMENTAL INFORMATION
Interest paid	$-	$2,321
Taxes paid	$-	$-

NON-CASH TRANSACTIONS:
Share issuances for cash previously received	$-	$75,000

The accompanying notes are an integral part of these financial statements

Texas Rare Earth Resources Corp.
Notes to financial statements
August 31, 2010 and 2009

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

For the years ended August 31, 2010 and 2009, the Company incurred losses of $558,380 and $134,043, respectively, and had a working capital deficit of $36,638 as of August 31, 2010.  The Company continues to finance its minimal operations through loans from shareholders and proceeds from the private placement of shares.

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

Investments

Investments in entities over which the Company can exercise significant influence, but not control, are accounted for under the equity method of accounting.  Whether the Company exercises significant influence with respect to an investment depends on an evaluation of several factors including, among others, representation on the investee’s board of directors and ownership level, generally 20% to 50% interest in the voting securities of the investee including voting rights associated with the Company’s holdings in common, preferred, and other convertible instruments in the investee.  Under the equity method of accounting, the Company’s share of the earnings or losses of these companies is included in the Statements of Operations.  The Company’s investment in La Cañada was accounted for under the equity method until redemption in October 2009.  As of August 31, 2010, the Company does not have any investments accounted for under the equity method of accounting.

A loss in value of an investment that is other than a temporary decline is recognized as a charge to operations.  Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment.

Property and Equipment

The Company’s property and equipment consists primarily of vehicles and are recorded at cost.  Expenditures related to acquiring or extending the useful life of our property, plant and equipment are capitalized.  Expenditures for repair and maintenance are charged to operations as incurred.  Depreciation is computed using the straight-line method over an estimated useful life of 3-20 years.

Lease Deposits

From time to time, the Company makes deposits in anticipation of executing leases.  The deposits are capitalized as an element of mineral properties upon execution of the applicable leases.

Long-lived Assets

The Company reviews the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through operations.  To determine if these costs are in excess of their recoverable amount, periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with ASC 360, Property, Plant and Equipment.  We have not incurred any impairment losses and, therefore, no impairment is reflected in these financial statements.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been performed, the sales price is fixed or determinable, and collectability is probable. The Company has yet to generate revenue.

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred.  Costs of acquisition and option costs of mineral rights are capitalized upon acquisition.  Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is determined to be a commercially mineable property.  Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations.  If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time.  Costs of abandoned projects are charged to mining costs including related property and equipment costs.  To determine if these costs are in excess of their recoverable amount, periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with ASC 360-10-35-15, Impairment or Disposal of Long-Lived Assets.  Exploration costs were $126,929 and $19,042 for the years ended August 31, 2010 and 2009, respectively.

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

Recent Accounting Pronouncements

Pronouncements between August 31, 2010 and the date of this filing did not have a significant impact on the Company’s operations, financial position, or cash flow, nor does the Company expect the adoption of recently issued, but not yet effective, accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of office equipment, vehicles, and a motor home.  The fixed assets are depreciated using the straight-line method over their estimated useful life of 3-20 years.  Our fixed assets consist of the following:

	August 31, 2010	August 31, 2009
Office equipment	$195	$-
Vehicles	22,329	-
Motor home	8,012	-
Total cost basis	30,536	-
Less: Accumulated depreciation	(3,977)	-
Property and equipment, net	$26,559	$-

Depreciation expense for the years ending August 31, 2010 and 2009 was $3,977 and $0, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has periodically received cash for loans from the Company’s officers and relatives of the Company’s officers to fund operations.  As of August 31, 2010 and 2009, $90,448 and $157,954, respectively, in principal and interest is due and outstanding to the Company’s officers.  The advances are due on December 31, 2010, and accrue interest at rates ranging from five percent (5%) to six percent (6%) per annum.  The loans were paid in full in December 2010.

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

NOTE 5 – INVESTMENTS

La Cañada Mining and Exploration LLC

The Company owned a 28.5% interest in La Cañada through October 2009, the date of the Redemption Agreement.

The Company’s investment in La Cañada is accounted for under the equity method based on its ownership interest.  For the years ending August 31, 2010 and 2009, losses of $0 were recorded as the Company’s share of losses of La Cañada.

Round Top Mountain
In August 2010, the Company made a $37,200 payment to the Texas General Land Office and entered into a twenty year mining lease covering Sections 7 and 18 of Township 7, Block 71 and Section 12 of Block 72, covering approximately 860 acres at Round Top Mountain in Hudspeth County, Texas.  The mining lease issued by the Texas General Land Office gives us the right to explore, produce, develop, mine, extract, mill, remove, and market beryllium, uranium, rare earth elements, all other base and precious metals, industrial minerals and construction materials and all other minerals excluding oil, gas, coal, lignite, sulfur, salt, and potash.  The term of the lease is twenty years so long as minerals are produced in paying quantities.

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

NOTE 6 – INCOME TAXES

As of August 31, 2010 and 2009, the cumulative tax effect at the expected rate of 35% and 34%, respectively, of significant items comprising our net deferred tax amount is as follows:

	August 31, 2010	August 31, 2009
Net operating loss carryforward	$381,000	$276,000
Less: Valuation allowance	(381,000)	(276,000)

Deferred tax asset, net of allowance	$-	-
As a result of a change in control effective in April 2007, the Company’s net operating losses prior to that date may be partially or entirely unavailable, by law, to offset future income and, accordingly, are excluded from the associated deferred tax asset.

The provision for income taxes for the year ended August 31, 2010 differs from the result which would be obtained by applying the statutory income tax rate of 35% to income before income taxes because, (i) the Company has recorded a valuation allowance in the amount of the change in the deferred tax asset for each period, and (ii) the Company has $249,000 of non-deductible stock compensation expense for the year ended August 31, 2010.

The table below presents a reconciliation of the tax at the prevailing statutory rate to the Company’s provision for taxes:

	Year ended August 31,
	2010	2009
Net operating loss	$190,000	$44,000
Less:Non-deductible stock compensation	(85,000)	-
Change in valuation allowance	(105,000)	(44,000)

Tax provision	$-	$-

The Company’s net operating loss carry forwards expire beginning in 2022.

NOTE 7 – SHAREHOLDERS’ EQUITY

Capital Stock

The Company is authorized to issue 110,000,000 shares of capital stock, of which 100,000,000 shares of capital stock are designated as common stock with a par value of $0.01 per share and 10,000,000 shares of capital stock are designated as preferred stock with a par value of $0.001 per share.  As of August 31, 2010, there were 23,670,260 shares of our common stock outstanding.  All shares of common stock have equal voting rights and, when validly issued and outstanding, are entitled to one non-cumulative vote per share in all matters to be voted upon by shareholders.  The shares of common stock have no pre-emptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Holders of the common stock are entitled to equal ratable rights to dividends and distributions with respect to the common stock, as may be declared by the Board of Directors out of funds legally available.  In the event of a liquidation, dissolution or winding up of the affairs of the Company, the holders of common stock are entitled to share ratably in all assets remaining available for distribution  to them after payment or provision for all liabilities and any preferential liquidation rights of any preferred stock then outstanding.

In August 2010, the Company granted 61,000 shares of common stock at a value of $0.75 per share as payment for services to two external consultants.  As of August 31, 2010, these shares have not been issued and are included in Additional Paid-in Capital (APIC).  These shares were issued in September and October 2010.

In December 2009, the Company granted 300,000 shares of common stock at a value of $0.83 per share as compensation to a director of the Company.  As of August 31, 2010, these shares have not been issued and are included in APIC.  These shares were issued in September 2010.

In November 2009, the Company issued 15,000 shares of common stock at a value of $0.90 per share as payment to a vendor for certain services rendered.

For the year ended August 31, 2010, the Company raised $400,000 through the issuance of 1,000,000 shares of common stock and the issuance of Class A Warrants to purchase 1,000,000 shares of common stock and Class B Warrants to purchase 500,000 shares of common stock (the “2009-2010 Private Placement”).  Also during the year ended August 31, 2010, the Company received $52,500 proceeds, as subscriptions related to the 2009-2010 Private Placement, for 118,750 shares of common stock, Class A Warrants to purchase 137,500 shares of common stock and Class B Warrants to purchase 59,375 shares of common stock.

Warrants

The fair value of the warrants issued with the units was estimated at the date of issue using the Black-Scholes valuation model, and the relative fair value of the Class A Warrants, Class B Warrants, and shares of common stock issued during the twelve months ended August 31, 2010 as part of the units was $0.82, $0.84, and $0.85, respectively.  The Company recorded the relative fair value of the warrants of $269,978 as APIC.

The assumptions used are as follows:
	August 31, 2010	August 31, 2009
Expected dividend yield	0%	N/A
Risk-free interest rate	0.340%-0.815%	N/A
Expected volatility	387.97%-406.46%	N/A
Expected warrant life (in years)	1.00-1.50	N/A

The following Class A Warrants are outstanding:

Expiry Date	Exercise Price	August 31, 2010	August 31, 2009
December 31, 2011	$0.50	62,500	N/A
December 31, 2011	$0.50	125,000	N/A
December 31, 2011	$0.50	62,500	N/A
December 31, 2011	$0.50	187,500	N/A
December 31, 2011	$0.50	62,500	N/A
December 31, 2011	$0.50	62,500	N/A
December 31, 2011	$0.50	62,500	N/A
December 31, 2011	$0.50	62,500	N/A
December 31, 2011	$0.50	62,500	N/A
December 31, 2011	$0.50	62,500	N/A
December 31, 2011	$0.50	62,500	N/A
December 31, 2011	$0.50	75,000	N/A
December 31, 2011	$0.50	62,500	N/A
December 31, 2011	$0.50	125,000	N/A
		1,137,500

The following Class B Warrants are outstanding:

	Exercise
Expiry Date	Price	August 31, 2010	August 31, 2009
December 31, 2011	$0.75	31,250	N/A
December 31, 2011	$0.75	62,500	N/A
December 31, 2011	$0.75	31,250	N/A
December 31, 2011	$0.75	93,750	N/A
December 31, 2011	$0.75	31,250	N/A
December 31, 2011	$0.75	31,250	N/A
December 31, 2011	$0.75	31,250	N/A
December 31, 2011	$0.75	31,250	N/A
December 31, 2011	$0.75	31,250	N/A
December 31, 2011	$0.75	31,250	N/A
December 31, 2011	$0.75	31,250	N/A
December 31, 2011	$0.75	37,500	N/A
December 31, 2011	$0.75	31,250	N/A
December 31, 2011	$0.75	62,500	N/A
		568,750

Stock-based Compensation

In January 2010, the Company entered into an agreement with Anthony Marchese pursuant to which the Company issued to Mr. Marchese 300,000 shares of common stock as compensation for serving as a member of the Company’s board of directors.  In October 2009, as a part of our 2009-2010 Private Placement, the Company sold Mr. Marchese, currently a director, 62,500 shares of common stock, Class A Warrants to purchase up to 62,500 shares of common stock, and Class B Warrants to purchase up to 31,250 shares of common stock for gross proceeds of $25,000, the terms of which were identical to those offered to other investors.  In October 2009, as a part of our 2009-2010 Private Placement, the Company sold Insiders Trend Fund, LP, an affiliate of Mr. Marchese, 125,000 shares of common stock, Class A Warrants to purchase up to 125,000 shares of common stock, and Class B Warrants to purchase up to 62,500 shares of common stock for gross proceeds of $50,000, the terms of which were identical to those offered to other investors.

NOTE 8 – SUBSEQUENT EVENTS

Between September and November 2010, the Company raised $453,000 through the issuance of 1,132,500 shares of common stock and the issuance of Class A Warrants to purchase 1,132,500 shares of common stock and Class B Warrants to purchase 566,250 shares of common stock as part of our 2009-2010 Private Placement.  Between December 2010 and January 2011, Class A Warrants to purchase 437,500 shares were exercised, and Class B Warrants to purchase 218,750 shares were exercised, resulting in $382,813 of proceeds being raised by the Company.

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

In January 2011, we entered into a finders agreement with Aspenwood Capital (“Aspenwood”) under which Aspenwood would introduce potential investors to the Company.  The Company agreed to pay Aspenwood up to a 10% cash fee and to issue a five year warrant to purchase shares of common stock in an amount up to 10% of the number of shares sold to investors introduced to the Company by Aspenwood.  The exercise price of the warrants will be equal to 125% of the equity purchase price.  The warrant may be exercised on a cashless basis at any time subsequent to August 31, 2011 in the event the Company does not maintain an effective registration statement on file with the SEC.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures.  The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of August 31, 2010 that, as a result of the material weaknesses described below, disclosure controls and procedures were ineffective in providing reasonable assurance that material information is made known to them by others within the Company.

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

As a result of the existence of these material weaknesses as of August 31, 2010, management has concluded that we did not maintain effective internal control over financial reporting as of August 31, 2010, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in  Internal Control-Integrated Framework.

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

In December 2009, we expanded our board of directors from three to four members and appointed Anthony Marchese as a director to fill the vacancy.  Since May 2003, Mr. Marchese, 53, has served as president and chief operating officer of Monarch Capital Group LLC, a New York City based FINRA member broker/dealer.  Mr. Marchese also serves as the general partner and chief investment officer of the Insiders Trend Fund, LP, an investment partnership whose mandate is to invest in those public companies whose officers and/or directors have been active acquirers of their own stock.  Mr. Marchese’s prior experience includes Laidlaw Equities, Southcoast Capital, Oppenheimer & Co, Prudential-Bache and the General Motors Corporation.  Mr. Marchese served in the military with the Army Security Agency and the U.S. Army Intelligence and Security Command.  Mr. Marchese attended Boston University and received an MBA in Finance from the University of Chicago.  Mr. Marchese provides the Board with exceptional leadership and management knowledge, having gained extensive management and corporate finance experience during the course of his career. Mr. Marchese’s specific experience, qualifications, attributes and skills described above led the Board to conclude that Mr. Marchese should serve as a member of the Board of Directors.

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

Committees of the Board & Director Independence

Our board of directors is currently composed of four directors, with Mr. Marchese being the only director that would qualify as independent director based on the definition of independent director set forth in Section 240.10A-3 of the Securities Act.  We are not subject to corporate governance rules that require that a board of directors be composed of a majority of independent directors.  The Board has not established any committees and, accordingly, the Board serves as the audit, compensation, and nomination committee, and we have no audit committee financial expert.

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

Item 11.Executive Compensation

Summary Compensation Table

The following table contains compensation data for our named executive officers for the last two completed fiscal years ended August 31, 2010 and 2009.

Summary Compensation Table
Name and Principal Position	Year	Salary And Consulting Payments ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Daniel E. Gorski	2010	--	--	--	--	--
President, and CEO	2009	--	--	--	--	--

G.W. McDonald	2010	--	--	--	--	--
Vice President and CFO	2009	--	--	--	--	--

Grants of Plan-Based Awards

The Company has a stock option plan in which it has reserved two million shares.  No securities or options were issued pursuant to this plan during fiscal 2010 and 2009.  No options have been issued to the named executive officers under this plan or any other plan.

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

No compensation was paid to any director during fiscal 2010 or 2009, except as set forth below:

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

(5)
Highline Capital Management, LLC (“Highline Management”) serves as the managing member of the selling stockholder, and may be deemed to have beneficial ownership over the securities held by the selling stockholder.  Howard M. Singer serves as an executive officer of Highline Management

(6)
Represents (i) 296,996 shares of common stock, (ii) 284,823 shares of common stock underlying a five year warrant exercisable at $2.50 per share, (iii) 1,187,984 shares of common stock underlying an option exercisable at $2.50 per share, and (iv) 1,187,984 shares of common stock underlying a warrant issuable upon the exercise of an option.

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

Item 14.  Principal Accountant Fees and Services

During the fiscal years ended August 31, 2010 and 2009, the aggregate fees billed by our independent accountants, LBB & Associates, Ltd., LLP,  for the audit of year-end financials and review of our quarterly financials and required SEC filings were as follows:

	Fiscal year ended August 31, 2010	Fiscal year ended August 31, 2009
Audit fees	$13,350	$9,772
Audit-related fees	$0.00	$0.00
Tax fees	$0.00	$0.00
All other fees	$0.00	$0.00

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