Form 10-Q
period 2010-11-30
Texas Rare Earth Resources Corp.
filed 2011-02-08
CIK 1445942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

TEXAS RARE EARTH RESOURCES CORP
(Formerly Standard Silver Corporation)
BALANCE SHEETS

	November 30, 2010	August 31, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$737,999	$74,434
Total current assets	737,999	74,434

Property, plant and equipment, net	25,326	26,559
Mineral properties	55,075	44,539

TOTAL ASSETS	$818,400	$145,532

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$11,057	$20,624
Notes and interest payable to related parties	91,846	90,448
Total current liabilities	102,903	111,072

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of November 30, 2010 and
August 31, 2010	-	-
Common stock, par value $0.01; 100,000,000 shares authorized
25,176,260 and 23,670,260 issued and outstanding as of
November 30, 2010 and August 31, 2010, respectively	251,763	236,703
Additional paid-in capital	1,996,056	1,220,391
Accumulated deficit	(1,532,322)	(1,422,634)
Total shareholders' equity	715,497	34,460

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$818,400	$145,532

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
(Formerly Standard Silver Corporation)
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months ended November 30,
	2010	2009

OPERATING EXPENSES
Exploration costs	$38,600	$12,000
General & administrative expenses	71,130	47,052

Total operating expenses	109,730	59,052

LOSS FROM OPERATIONS	(109,730)	(59,052)

OTHER (INCOME) EXPENSE
Interest and other income	(777)	(35)
Interest expense	735	4,838

Total other (income) expense	(42)	4,803

NET LOSS	$(109,688)	$(63,855)

Net loss per share:
Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	24,192,403	23,061,908

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
(Formerly Standard Silver Corporation)
UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended November 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(109,688)	$(63,855)
Adjustment to reconcile net loss to net cash
used in operating activities:
Stock issued for services	9,600	13,500
Depreciation expense	1,233	246
Increase in liabilities:
Accounts payable and accrued expenses	(8,169)	(2,776)
Net cash used in operating activities	(107,024)	(52,885)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mineral properties	(10,536)	(2,418)
Purchase of fixed assets	-	(22,329)
Net cash used in investing activities	(10,536)	(24,747)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	453,000	275,000
Proceeds from exercise of common stock warrants	328,125	-
Net cash provided by financing activities	781,125	275,000
NET CHANGE IN CASH	663,565	197,368
CASH, BEGINNING OF PERIOD	74,434	-
CASH, END OF PERIOD	$737,999	$197,368

SUPPLEMENTAL INFORMATION
Interest paid	$662	$-
Taxes paid	$-	$-
Issuance of 75,000 shares of common stock for cash previously received	$750	$-
Issuance of 61,000 shares of common stock for services previously recorded	$610	$-
Issuance of 300,000 shares of common stock for director compensation
previously recorded	$3,000	$-

The accompanying notes are an integral part of these financial statements.

Texas Rare Earth Resources Corp
(formerly Standard Silver Corporation)
Notes to Interim Financial Statements
(Unaudited)

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Texas Rare Earth Resources Corp (the "Company") (formerly Standard Silver Corporation) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K, dated August 31, 2010, as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year August 31, 2010 as reported in Form 10-K, have been omitted.

NOTE 2 – RELATED PARTY TRANSACTIONS

The Company has periodically received cash advances from the Company’s officers and relatives of the Company’s officers to fund operations.  As of November 30, 2010, $91,846 in principal and interest is due and outstanding to the Company’s officers.  The advances accrue interest at rates ranging from five percent (5%) to six percent (6%) per annum. In December 2010, the principal and accrued interest for these advances were paid in full.

NOTE 3 – INVESTMENTS

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

For the three months ended November 30, 2010, the Company raised $453,000 through the issuance of 1,132,500 shares of common stock and the issuance of Class A Warrants to purchase 1,132,500 shares of common stock and Class B Warrants to purchase 566,250 shares of common stock.

In September 2010, the Company issued 300,000 common shares to a Director for compensation recorded in a prior period.

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

NOTE 5 – SUBSEQUENT EVENTS

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

NOTE 5 – SUBSEQUENT EVENTS  (continued)

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

In January 2011, the Company issued 61,000 shares of common stock to two external consultants as payment for services performed in a prior period.

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

This Quarterly Report on Form 10-Q may also may contain statistical data and estimates we obtained from industry publications and reports generated by third parties. Although we believe that the publications and reports are reliable, we have not independently verified their data.

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

Results of Operations

General & Revenue

We had no operating revenues during the three months ended November 30, 2010 and 2009. We are not currently profitable.  As a result of ongoing operating losses, we had an accumulated deficit of $1,532,322 as of November 30, 2010.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the three months ended November 30, 2010 and 2009 in the amount of $38,600 and $12,000, respectively.  These expenditures were primarily related to outside consulting services relating to our Round Top project.

Our general and administrative expenses for the three months ended November 30, 2010 and 2009 were $71,130 and $47,052, respectively, which included $33,000 for public relations fees, of which $9,600 of this amount was stock compensation for services, and $23,991 for fees associated with the audits and reviews of our financial statements for the three months ended November 30, 2010.  The remainder of our general and administrative expenses for the three months ended November 30, 2010 were expenses incurred that was necessary for us to carry out our operations.  Our general and administrative expenses for the three months ended November 30, 2009 included approximately $12,000 of expenses, such as travel, necessary to raise additional capital for the company.  We recorded $15,000 related to shares issued for services for outside internet and website consulting.

We accrued interest expense on related party notes payable in the amount of $735 and $4,838 for the three months ended November 30, 2010 and 2009, respectively.  In December 2010, the principal and accrued interest for the advances to certain officers was paid in full.

Our loss from operations for the three months ended November 30, 2010 and 2009 was $109,730 and $59,052, respectively.

Liquidity and Capital Resources

As of November 30, 2010, we a working capital surplus of approximately $635,000.  We invested approximately $10,536 and $2,418 in mineral properties for the three months ending November 30, 2010 and 2009, respectively.  We purchased transportation equipment for our Round Top property in the approximate amount of $22,000 during the three months ended November 30, 2009.

For the three months ended November 30, 2010, the Company raised $453,000 through the issuance of 1,132,500 shares of common stock and the issuance of Class A Warrants to purchase 1,132,500 shares of common stock and Class B Warrants to purchase 566,250 shares of common stock.  Between November 2010 and January 2011, Class A Warrants to purchase 437,500 shares were exercised, and Class B Warrants to purchase 218,750 shares were exercised, resulting in $382,813 of proceeds being raised by the Company.  The Company has, and will continue to, use these proceeds for working capital purposes.

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

Item 4. Controls and Procedures

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

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (A)
September 2010	Common Stock	25,000	Henry C. Bradbury	-	Services rendered	4(2)
September 2010	Common Stock	162,500	Private Placement Investors (2)	65,000	Cash	4(2)
September 2010	Class A Warrants	162,500	Private Placement Investors	-	Issued as part of placement	4(2)
September 2010	Class B Warrants	81,250	Private Placement Investors	-	Issued as part of placement	4(2)
October 2010	Common Stock	36,000	DRC Partners, LLC	-	Services rendered	4(2)
October 2010	Common Stock	845,000	Private Placement Investors (7)	338,000	Cash	4(2)
October 2010	Class A Warrants	845,000	Private Placement Investors	-	Issued as part of placement	4(2)
October 2010	Class B Warrants	422,500	Private Placement Investors	-	Issued as part of placement	4(2)
November 2010	Common Stock	125,000	Private Placement Investors (2)	50,000	Cash	4(2)
November 2010	Class A Warrants	125,000	Private Placement Investors	-	Issued as part of placement	4(2)
November 2010	Class B Warrants	62,500	Private Placement Investors	-	Issued as part of placement	4(2)
November 2010	Options to purchase common stock	500,000	Sunrise Securities Corp.	-	Services rendered	4(2)

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