Form 10-Q
period 2011-02-28
Texas Rare Earth Resources Corp.
filed 2011-04-14
CIK 1445942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
100 F Street NE
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

(361) 790-5831
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 5, 2011, the registrant had 27,581,260 shares of common stock, par value $0.01per share, outstanding.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Texas Rare Earth Resources Corp
(Formerly Standard Silver Corporation)
BALANCE SHEETS

	February 28, 2011	August 31, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$4,075,801	$74,434
Prepaid expenses and other current assets	14,775	-
Total current assets	4,090,576	74,434

Property, plant and equipment, net	24,093	26,559
Mineral properties	55,075	44,539

TOTAL ASSETS	$4,169,744	$145,532

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$71,027	$20,624
Notes and interest payable to related parties	-	90,448
Total current liabilities	71,027	111,072

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of February 28, 2011 and
August 31, 2010	-	-
Common stock, par value $0.01; 100,000,000 shares authorized,
27,581,260 and 23,670,260 issued and outstanding as of
February 28, 2011 and August 31, 2010, respectively	275,813	236,703
Additional paid-in capital	5,672,494	1,220,391
Accumulated deficit	(1,849,590)	(1,422,634)
Total shareholders' equity	4,098,717	34,460

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,169,744	$145,532

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
(Formerly Standard Silver Corporation)
UNAUDITED STATEMENTS OF OPERATIONS

	Six Months ended February 28,		Three Months ended February 28,
	2011	2010	2011	2010

OPERATING EXPENSES
Exploration costs	$118,818	$30,000	$71,723	$18,000
General & administrative expenses	310,301	347,933	247,666	300,881

Total operating expenses	429,119	377,933	319,389	318,881

LOSS FROM OPERATIONS	(429,119)	(377,933)	(319,389)	(318,881)

OTHER (INCOME) EXPENSE
Interest and other income	(3,339)	(66)	(2,562)	(32)
Interest expense	1,176	6,842	441	4,816

Total other (income) expense	(2,163)	6,776	(2,121)	4,784

NET LOSS	$(426,956)	$(384,709)	$(317,268)	$(323,665)

Net loss per share:
Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	24,973,926	23,251,835	25,756,090	23,400,121

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
(Formerly Standard Silver Corporation)
UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended February 28,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(426,956)	$(384,709)
Adjustment to reconcile net loss to net cash
used in operating activities:
Stock issued for services	38,550	13,500
Stock based compensation	-	249,000
Depreciation expense	2,466	1,362
Changes in current assets and liabilities:
Prepaid expenses	(14,775)	-
Accounts payable and accrued expenses	32,955	4,944
Net cash used in operating activities	(367,760)	(115,903)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mineral properties	(10,536)	(2,418)
Purchase of fixed assets	-	(28,329)
Net cash used in investing activities	(10,536)	(30,747)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	4,069,850	322,500
Proceeds from exercise of common stock warrants	382,813	-
Repayment of notes payable to related parties	(73,000)	-
Net cash provided by financing activities	4,379,663	322,500
NET CHANGE IN CASH	4,001,367	175,850
CASH, BEGINNING OF PERIOD	74,434	-
CASH, END OF PERIOD	$4,075,801	$175,850

SUPPLEMENTAL INFORMATION
Interest paid	$18,846	$-
Taxes paid	$-	$-
Issuance of 131,250 shares of common stock for cash previously received	$1,313	$-
Issuance of 61,000 shares of common stock for services previously recorded	$610	$-
Issuance of 300,000 shares of common stock for director compensation
previously recorded	$3,000	$-

The accompanying notes are an integral part of these financial statements.

Texas Rare Earth Resources Corp
(formerly Standard Silver Corporation)
Notes to Interim Financial Statements
February 28, 2011
(Unaudited)

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Texas Rare Earth Resources Corp. (the "Company") (formerly Standard Silver Corporation) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K, dated August 31, 2010, as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year August 31, 2010 as reported in Form 10-K, have been omitted.

NOTE 2 – RELATED PARTY TRANSACTIONS

The Company had periodically received cash advances from the Company’s officers and relatives of the Company’s officers to fund operations.  The advances accrued interest at rates ranging from five percent (5%) to six percent (6%) per annum. In December 2010, the notes payable principal balance of $73,000 plus accrued interest for these advances was paid in full.

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

2009 – 2010 Private Placement

Between October 2009 and November 2010, the Company raised $905,500 through the issuance of 2,263,750 shares of common stock and the issuance of Class A Warrants to purchase 2,263,750 shares of common stock and Class B Warrants to purchase 1,131,875 shares of common stock.  Of the $905,500 raised for this private placement, $517,000 was raised prior to September 1, 2010.

Between November 2010 and January 2011, Class A Warrants to purchase 437,500 shares were exercised, and Class B Warrants to purchase 218,750 shares were exercised, resulting in $382,813 of proceeds being raised by the Company.  The final closing of this private placement was January 10, 2011.

January 2011 Private Placement

Between January and February 2011, we entered into a series of transactions with accredited investors pursuant to which we sold an aggregate of 1,600,000 shares of our common stock and five year warrants to purchase up to 1,600,000 shares of common stock, exercisable at $2.50 per share, for gross proceeds of $4,000,000. The Company has determined these warrants to have an approximate relative fair value of $950,000 using a Black-Scholes model.

As additional consideration for the purchase of the shares and warrants, the Company issued to the investors an option for 120 days from the date of investment to purchase up to 6,400,000 shares of common stock at $2.50 per share with 100% warrant coverage through the issuance of warrants to purchase up to 6,400,000 shares of common stock at an exercise price of $2.50 per share. The Company has determined these options have an approximate relative fair value of $2,250,000 using a Black-Scholes model.

The Company paid cash commissions of $318,000 and issued five year warrants to purchase up to 305,000 shares of its common stock at an exercise price of $2.50 per share in connection with the sale of its securities in the January 2011 Private Placement. The Company has determined these warrants to have an approximate fair value of $900,000 using a Black-Scholes model.

The Black-Scholes pricing model was used to estimate the fair value of the 1,600,000 and 305,000 warrants issued during the period, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 404%, and an expected life of 5 years.

The Black-Scholes pricing model was used to estimate the fair value of the 6,400,000 warrants issued during the period, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 265%, and an expected life of 4 months.

Other Equity Issues

In September 2010, the Company issued 300,000 common shares to a director for compensation recorded in the prior year at a fair value on the date of grant of $249,000.

In November 2010, we entered into a non-exclusive investment banking agreement with Sunrise Securities Corp. (“SSC”) pursuant to which we agreed to pay a sales commission with respect to certain financings effected, or alternative transactions entered into, by us through introductions by SSC. We also agreed to pay SSC a monthly fee of 5,000 shares of common stock. We concurrently entered into a 24 month institutional public relations agreement with SSC pursuant to which we agreed to issue SSC five year options to purchase 250,000 shares at $1.60 per share and 250,000 shares at $5.00 per share, with certain demand registration rights. The Company has determined these options to have an approximate fair value of $960,000 using a Black-Scholes model.  The value of these options is considered a cost of financing and has accordingly been recorded to paid-in capital.

 The Black-Scholes pricing model was used to estimate the fair value of the 500,000 options issued during the period, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 404%, and an expected life of 5 years.

In January 2011, we entered into a finders agreement with Aspenwood Capital (“Aspenwood”) under which Aspenwood would introduce potential investors to the Company.  The Company agreed to pay up to a 10% cash fee and to issue a five year warrant to purchase up to 10% of the number of shares sold to investors introduced to the Company by Aspenwood at an exercise price equal to 100% of the equity purchase price.  The warrant may be exercised on a cashless basis at any time subsequent to August 31, 2011 in the event the Company does not maintain an effective registration statement on file with the SEC.  The Company has paid $5,000 under this agreement as of February 28, 2011.

NOTE 5 – CONTINGENCIES AND COMMITMENTS

Registration Rights

In connection with the 2009-2010 Private Placement, the Company entered into certain registration rights agreements.  Key provisions of these registration rights are as follows:

•	Equity instruments subject to registration rights:

o	The 1,132,500 shares of the Company’s common stock issued under the 2009-2010 Private Placement are subject to registration rights;

o	The shares underlying the Class A Warrants, expiring December 31, 2011, entitle the holders to purchase 1,132,500 shares of common stock;

o	The shares underlying the Class B Warrants, also expiring December 31, 2011, entitle the holders to purchase 566,250 shares of common stock.

•
Term – The Company is required to file a registration statement covering the resale of the shares of common stock and shares of common stock underlying the warrants by February 9, 2011, and the registration is required to be deemed effective by the Securities and Exchange Commission (SEC) on or before the 150th calendar day after the filing of such registration statement.  The initial registration was filed February 8, 2011.

•
Events requiring transfer of consideration – Failure of the Company to file a registration statement by February 9, 2011 and/or the registration statement not deemed effective by the SEC on or before the 150th calendar day after the filing of such registration statement. The initial registration was filed February 8, 2011.

•	Settlement alternatives – There are no alternative settlement arrangements.

•
Maximum potential amount of consideration – In the event that transfer of consideration is required under the registration rights agreement, the Company is obligated to issue, as liquidated damages on a pro-rata basis to the subject investors, approximately 290,000 shares for each month, or pro-rated for a period less than one month, the registration is late up to a maximum of approximately 1,450,000 shares.

•	Liability – Management estimates that transfer of consideration will not be required. Accordingly, the Company has not accrued a liability related to the registration rights agreements.

In connection with the January 2011 Private Placement, the Company entered into certain registration rights agreements.  Key provisions of these registration rights are as follows:

•	Equity instruments subject to registration rights:

o	800,000 shares of the Company’s common stock issued under the January 2011 Private Placement are subject to registration rights;

o	The shares underlying the warrants, expiring December 31, 2011, which entitle the holders to purchase 800,000 shares of common stock.

•
Term – The Company is required to file a registration statement covering the resale of the shares of common stock and shares of common stock underlying the warrants by February 9, 2011, and the registration is required to be deemed effective by the SEC on or before the 150th calendar day after the filing of such registration statement.

•
Events requiring transfer of consideration – Failure of the Company to file a registration statement by February 9, 2011 and/or the registration statement not deemed effective by the SEC on or before the 150th calendar day after the filing of such registration statement.

•	Settlement alternatives – There are no alternative settlement arrangements.

•
Maximum potential amount of consideration – In the event that transfer of consideration is required under the registration rights agreement, the Company is obligated to issue, as liquidated damages, a number of shares of common stock equal to ten percent of the shares of common stock purchased by the respective investors and issued upon the exercise of the warrants for a 30-day period or pro-rated for a period less than one month.  However, in no event shall that amount exceed five times the first month’s liquidated damages amount.

•	Liability – Management estimates that transfer of consideration will not be required. Accordingly, the Company has not accrued a liability related to the registration rights agreements.

NOTE 6 – SUBSEQUENT EVENTS

In April 2011, the Company issued a five year option to purchase up to 90,000 shares of common stock at an exercise price of $4.70 to a director as directors compensation.  The option vests 1/3 each year, with 30,000 shares vesting immediately upon the issuance of the option, and the remaining 60,000 vesting equally on the second and third anniversary following the issuance date.

In March 2011, the Company issued a five-year option to purchase 150,000 shares of common stock at a purchase price of $2.50 per share to a director as director’s compensation.  Additionally, in March 2011, the Company issued a five-year option to purchase 60,000 shares of common stock at a purchase price of $2.50 per share to a director as director’s compensation.

In March 2011, we granted to our chief financial officer, as a part of his employment arrangement, a five year option to purchase up to 400,000 shares of our common stock at an exercise price of $2.50 per share.  These options vest 1/36 each month provided he is employed by the Company on the vesting dates.

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

Overview

Our Company

We are a North American based mining company engaged in the business of the acquisition and development of mineral properties.  We currently hold a twenty year lease, executed in August 2010, to explore and develop an 860 acre rare earth uranium-beryllium prospect located in Hudspeth County, Texas known as “Round Top” and prospecting permits covering an adjacent 9,345 acres.  We also hold prospecting permits on certain other mineral properties located in Texas and New Mexico.  Although we will continue to seek other opportunities that will enable our company to grow within the exploration and development industry, we intend to focus primarily on the development of our Round Top rare earth prospect.  We currently have limited operations and have not established that our Round Top property contains any proven reserves or probable reserves.  The strategic necessity of developing rare earth resources, the compelling fundamentals of uranium and the future potential for beryllium in the nuclear fuel cycle all present what we believe to be excellent opportunities for us.  We currently have limited operations and have not established that our Round Top property contains any proven reserves or probable reserves.

The Company was incorporated in the State of Nevada in 1970 under the name Standard Silver Corporation.  During the time we operated under the name Standard Silver Corporation, our focus was the exploration of our silver prospects.  In September 2010, we changed our name to Texas Rare Earth Resources Corp. to more appropriately reflect our current focus on heavy rare earth elements.  The Round Top rare earth prospect was initially developed in the late 1980's as a high grade beryllium resource. During the course of this project it was discovered that rare earth and other rare metal mineralization was also present within the mass of rhyolite that overlies the beryllium target zone. Uranium mineralization was also noted

Rare earth elements (or “REEs”) are a group of chemically similar elements that usually are found together in nature; they are referred to as the “lanthanide series.” These individual elements have a variety of characteristics that are important in a wide range of technologies, products, and applications and are critical inputs in existing and emerging applications including: computer hard drives, cell phones, clean energy technologies, such as hybrid and electric vehicles and wind power turbines; multiple high-tech uses, including fiber optics, lasers and hard disk drives; numerous defense applications, such as guidance and control systems and global positioning systems; and advanced water treatment technology for use in industrial, military and outdoor recreation applications. We have based our belief on the data published in the GSA Special Paper 246, 1990, a copy of which can be found at http://www.minsocam.org/ammin/AM72/AM72_1122.pdf.

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

Our common stock is currently listed for quotation in the Pink Sheets OTCQB, a centralized quotation service maintained by OTC Markets Inc. that collects and publishes market maker quotes for over-the-counter securities (PK:TRER).

Our Exploration Plans

At our Round Top property, we intend to (i) conduct a geologic, and radiometric study of the surface of the rhyolite to define areas where beryllium, rare earth minerals and thorium are concentrated in fractures, breccias or magmatic segregations, and to understand the distribution of uranium in this rock (ii) conduct radiation and geologic mapping underground to better define the distribution and habit of occurrence of the uranium, (iii) re-log drill samples that are stored on the property with emphasis on uranium and rare metal distribution (iv) conduct a sampling and laboratory examination program to determine the precise mineralogy of the rare elements in the rhyolite and (v) use these results to develop a drill program to test higher grade rare earth targets deeper in the rhyolite.

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. Permits known to be required are (i) Operating plan for the conduct of exploration and development approved by the Texas General Land Office, (ii) Operating plan for production approved by the Texas General Land Office, (iii) Possible requirement of a Nuclear Materials License, (iv) various reporting to and approval by the Texas Railroad Commission regarding drilling and plugging of drill holes, (v) possible reporting to and regulation by the Texas Dept. of Health, (vi) reporting to and compliance with regulations of the Texas Commission of Environmental Quality, and potentially other permitting and regulatory requirements that we are not aware of at this time or that may be imposed in the future.

Results of Operations

General & Revenue

We had no operating revenues during the six months (“six month period”) and three months (“three month period”) ended February 28, 2011 and 2010. We are not currently profitable.  As a result of ongoing operating losses, we had an accumulated deficit of $1,849,590 as of February 28, 2011.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the six month period ended February 28, 2011 and 2010 in the amount of approximately $119,000 and $30,000, respectively, and approximately $72,000 and $18,000 for the three month period ended February 28, 2011 and 2010, respectively.  These expenditures were primarily related to outside geological consulting and sampling services relating to our Round Top project.

Our general and administrative (“G&A”) expenses for the six month period ended February 28, 2011 and 2010 were approximately $310,000 and $348,000, respectively.  Our G&A expenses for the six month period ended February 28, 2011 included approximately $90,000 for public relations fees, of which $38,500 of this amount was stock compensation for services; approximately $130,000 for fees paid to auditors and other professionals associated with the audits and reviews of our financial statements and a registration statement; and $52,000 for other outside professional services.  The remainder of our G&A expenses for the six month period ended February 28, 2011 were working capital and corporate expenditures.  Our G&A expenses for the six month period ended February 28, 2010 were primarily related to the audits of our financial statements and approximately $263,000 in stock-based compensation to a director and other professional consultants.

Our G&A expenses for the three month period ended February 28, 2011 and 2010 were approximately $248,000 and $301,000, respectively.  Our G&A expenses for the three month period ended February 28, 2011 included approximately $56,000 for public relations fees, of which $28,900 of this amount was stock compensation for services; approximately $106,000 for fees paid to auditors and other professionals associated with the audits and reviews of our financial statements and a registration statement; and $52,000 for other outside professional services.  The remainder of our G&A expenses for the three month period ended February 28, 2011 were working capital and corporate expenditures.  Our G&A expenses for the three month period ended February 28, 2010 were primarily related to the audits of our financial statements and approximately $249,000 in stock-based compensation to a director.

We accrued interest expense on related party notes payable in the amount of approximately $1,200 and $7,000 for the six month period ended February 28, 2011 and 2010, respectively, and $1,000 and $5,000 for the three month period ended February 28, 2011 and 2010, respectively.  In December 2010, the notes payable principal balance of $73,000 and accrued interest for the advances to certain officers were paid in full.

Our loss from operations for the six month period ended February 28, 2011 and 2010 was approximately $429,000 and $378,000, respectively, and approximately $319,000 for both the three month period ended February 28, 2011 and 2010, respectively.  Our net loss for the six-month period ended February 28, 2011 and 2010 was approximately $427,000 and $385,000, respectively.  Our net loss for the three-month period ended February 28, 2011 and 2010 was approximately $317,000 and $324,000, respectively.

Liquidity and Capital Resources

As of February 28, 2011, we had a working capital surplus of approximately $4,020,000, resulting primarily from our January 2011 Private Placement.  We believe that we have sufficient capital to fund our planned operation through the end of calendar year 2011.  During the six month period ending February 28, 2011, we invested $10,356 in mineral properties.  We purchased transportation and facilities equipment for our Round Top property in the approximate amount of $25,000 during the six month period ended February 28, 2010.

Over the next twelve to eighteen months we plan to conduct significant geological studies, sampling and drilling at our Round Top property.  The timing of these expenditures is dependent upon acceptance of our operating plan by the State of Texas and the subsequent availability of drilling contractors. We estimate these expenditures will total approximately $2,200,000 for exploration costs, $150,000 to file our initial plan of operations and permitting fees, $115,000 in capital expenditures, and approximately $725,000 in general and administrative expenditures.

Our exploration costs are estimated to be approximately $2,200,000, and our timeline includes (i) conducting and interpreting an airborne geophysical survey planned for the third quarter of this fiscal year, (ii) drilling approximately 12,000 feet and the collection of approximately 5,000 samples that will be ongoing through January 2012, (iii) metallurgical analysis of these samples that will take place during this timeframe, (iv) onsite contract geological services that will be ongoing through February 2012, and (v) ongoing other expenditures over the next twelve months that are necessary to accomplish our exploration efforts.  There is no assurance that we will be able to complete these activities in the timeframe set forth above, or at all.

We estimate that we will incur approximately $150,000 in expenditures to file our initial plan of operations with the State of Texas and to acquire necessary permits.  We intend to have our initial plan of operations filed with the State of Texas during the third quarter of this fiscal year.  Approval of the operating plan will trigger an additional one time property cost of $65,000.  We will be required to pay a $45,000 lease payment to the State of Texas in August 2011 for our Round Top project.  We estimate that in June 2011 we will be required to pay a $20,000 permitting and compliance fee to the Texas Railroad Commission, and in September and October 2011, we will be required to pay approximately $20,000 for prospecting permits to the State of Texas for our Round Top project.  The estimated timeframe for these payments, including the amounts, may change.

Our capital expenditures for the next twelve months are estimated to be $115,000, which will include the following: (i) In March and April 2011 we will spend approximately $26,000 for computer hardware and mining software; (ii) in June 2011, we intend to spend approximately $75,000 to purchase transportation equipment and to construct a field office in June of 2011; and (iii) in September 2011 we intend to purchase ventilation equipment for our Round Top project for approximately $10,000.  The remaining $4,000 will be spent on other miscellaneous equipment necessary for us to conduct our exploration.  The estimated timeframe for these payments, including the amounts, may change.

We have estimated that our G&A expenditures, which will be spent ratably over the next twelve months, will total at least $725,000.  Payroll, payroll taxes, benefits and associated travel for four employees is estimated to be $520,000 over this period of time.  We estimate that we will incur professional fees of approximately $120,000 over the next twelve months.  These fees will be primarily associated with the audit and reviews of our financial statements and Exchange Act filings, which will occur after each quarter end and after our fiscal year end.  The remainder of our G&A expenditures totaling $85,000 will be spent on items necessary for us to conduct our general business affairs.  It is possible that our G&A expenses will exceed these estimates, depending upon factors that are out of our control.

Our exploration activities will be carried out by our geologic staff and such qualified outside contractors as is necessary. At present we have an office/lab trailer at the Round Top project site and will expand these facilities as the project develops.

As of the date hereof, the Company is not able to quantify the amount of capital needed to fund its working capital needs after calendar 2011, nor is it able to quantify the amount of capital needed to develop the Round Top project. The amount of capital will be dependent upon the Company’s business strategy to exploit the Round Top project.  The Company intends to raise additional working capital through best efforts debt or equity financing, as we have no firm commitments for equity capital investments to any established credit facility.  No assurance can be given that additional financing will be available, on terms acceptable to the Company.  The Company’s viability is contingent upon its ability to receive external financing.  Failure to obtain sufficient working capital may result in management resorting to the sale of assets or otherwise curtailing operations.

Recent Financings

Between October 2009 and November 2010, the Company raised $905,500 through the issuance of 2,263,750 shares of common stock and the issuance of Class A Warrants to purchase 2,263,750 shares of common stock and Class B Warrants to purchase 1,131,875 shares of common stock.   Between November 2010 and January 2011, Class A Warrants to purchase 437,500 shares were exercised, and Class B Warrants to purchase 218,750 shares were exercised, resulting in $382,813 of proceeds being raised by the Company.  The final closing of this private placement was January 10, 2011.

Between January and February 2011, we entered into a series of transactions with accredited investors pursuant to which we sold an aggregate of 1,600,000 shares of our common stock and five year warrants to purchase up to 1,600,000 shares of common stock, exercisable at $2.50 per share, for gross proceeds of $4,000,000.   As additional consideration for the purchase of the shares and warrants, the Company issued to the investors an option for 120 days from the date of investment to purchase up to 6,400,000 shares of common stock at $2.50 per share with 100% warrant coverage through the issuance of warrants to purchase up to 6,400,000 shares of common stock at an exercise price of $2.50 per share.

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

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (A)
January 2011	Common Stock	740,000	Private Placement Investors (9)	1,850,000	Cash	4(2)
January 2011	Warrants	3,700,000	Private Placement Investors (9)	-	Issued as part of placement	4(2)
January 2011	Options	2,960,000	Private Placement Investors (9)	-	Issued as part of placement	4(2)
January 2011	Common Stock	562,500	John C. Tumazos	328,125	Cash	4(2)
January 2011	Common Stock	93,750	Paul Lewis	54,688	Cash	4(2)
January 2011	Warrants	169,000	Sunrise Securities Corp.	-	Services rendered	4(2)
January 2011	Common Stock	30,000	Sunrise Securities Corp.	-	Services rendered	4(2)
February 2011	Common Stock	860,000	Private Placement Investors (5)	2,150,000	Cash	4(2)
February 2011	Warrants	4,300,000	Private Placement Investors (5)	-	Issued as part of placement	4(2)
February 2011	Options	3,440,000	Private Placement Investors (5)	-	Issued as part of placement	4(2)
February 2011	Options	500,000	Sunrise Securities Corp.	-	Services rendered	4(2)
February 2011	Warrants	319,000	Brokers	-	Services rendered/commissions	4(2)
February 2011	Options	60,000	Director	-	Services rendered	4(2)
March 2011	Options	150,000	Director	-	Services rendered	4(2)
March 2011	Options	60,000	Director	-	Services rendered	4(2)
March 2011	Options	400,000	Chief Financial Officer	-	Services rendered	4(2)
April 2011	Options	90,000	Director	-	Services Rendered	4(2)

(A)  With respect to sales designated by “Sec. 4(2),” these shares were issued pursuant to the exemption from registration contained in to Section 4(2) of the Securities Act of 1933 as privately negotiated, isolated, non-recurring transactions not involving any public offer or solicitation. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser and the transfer agent affixed the appropriate legends. Each purchaser was given adequate access to sufficient information about us to make an informed investment decision. Except as otherwise set forth in this Quarterly Report on Form 10-Q, none of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6.  Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit Number	Description
3.1	Amended and Restated Bylaws (filed as Exhibit 3.1 to the Form 10 filed with the SEC on October 10, 2008)
3.2	Amended and Restated Articles of Incorporation (filed as Exhibit 3.2 to the Form 10 filed with the SEC on October 10, 2008)
3.3	Amendment to Articles of Incorporation (filed as Exhibit 3.3 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
10.1*	Stock Option Plan (filed as Exhibit 10.1 to the Form 10 filed with the SEC on October 10, 2008)
10.2	Lease (filed as Exhibit 10.2 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
10.3	Form of Class A Warrant (filed as Exhibit 10.3 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
10.4	Form of Class B Warrant (filed as Exhibit 10.4 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
10.5	Form of Registration Rights Agreement (filed as Exhibit 10.5 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
10.6*	Director’s Agreement (filed as Exhibit 10.6 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
10.7	Form of Subscription Agreement for January 2011 Investment (filed as Exhibit 10.7 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
10.8	Form of Warrant for January 2011 Investment (filed as Exhibit 10.8 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
10.9	Form of Registration Rights Agreement for January 2011 Investment (filed as Exhibit 10.9 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
10.10	Shareholders’ Agreement (filed as Exhibit 10.10 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
10.11*	Director’s Agreement for General Martin (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on February 23, 2011)
31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1(1)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement.

(1)	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS RARE EARTH RESOURCES CORP.

Date: April 14, 2011

/s/ DAN GORSKI
Dan Gorski, duly authorized officer
and Principal Executive Officer

Date: April 14, 2011

/s/ WM. CHRIS MATHERS
Wm. Chris Mathers, Principal Financial Officer