Form 10-K/A
period 2010-08-31
Texas Rare Earth Resources Corp.
filed 2011-04-19
CIK 1445942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Documents incorporated by reference:  None

Explanatory Note

Texas Rare Earth Resources Corp. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (this “Amendment”) to reflect changes made in response to comments received by the Company from the Staff of the Securities and Exchange Commission (the “Staff”), in connection with the Staff’s review of the Company’s Annual Report on Form 10-K for the year ended August 31, 2010, as filed with the Securities and Exchange Commission on February 8, 2011 (the “Original Form 10-K”).

In response to the Staff’s comments, we have amended our Original Form 10-K as follows:

•
We have amended and restated our discussion of our business under “Item 1 - Business” to (i) revise our disclosure relating to the demand for rare earth elements (pages 6-7), (ii) expand upon our discussion of our corporate history, including the reasons behind our corporate name change in September 2010 (page 6), (iii) expand our disclosure relating to our exploration activities planned for the next twelve months (pages 7 and 9), (iv) expand our disclosure relating to the description of our Round Top prospect, and to clarify that our other mineral interests are currently not material to our operations (pages 7 and 8), (v) add permit and lease numbers relating to our Round Top prospect (page 8), (vi) to remove references to the term “ore”, (vii) expand our disclosure relating to how we intend to use capital during the next twelve months (page 9), (viii) expand our disclosure relating to permitting and licensing requirements (page 12), and (iv) add a subsection entitled “Improvements and Equipment” (page 10).

•
We have amended and restated “Item 1.A. – Risk Factors” to (i) revise a risk factor relating to third party reports (page 18), (ii) revise a risk factor relating to required permits (page 19), (iii) add disclosure to a risk factor relating to our planned activities during the next twelve months (page 22), (iv) delete the risk factor relating to application of Section 404 of the Sarbanes-Oxley Act of 2002, (v) add a risk factor relating to our failure to timely file certain periodic reports with the SEC (page 23), and (vi) delete disclosures relating  to our plans to submit an application to have our common stock quoted on the Over-The-Counter Bulletin Board.

•
In the section entitled “Liquidity and Capital Resources” (page 29), we have corrected the amount of gross proceeds received by the Company upon the exercise of Class A and Class B Warrants (from $382,843 to $382,813).

•	We have incorporated a revised Report of Independent Registered Public Accounting Firm to indicate the city and state from which the Report was issued (page 31).
•
We have revised certain footnote disclosures in the Financial Statements to (i) add disclosure relating to the issuance of shares of common stock in November 2008 (page 42) and (ii) to expand upon the material terms of the liquidated damage provisions in certain registration rights agreements (pages 42-43).

•
We have expanded the biographical information of certain of our officers and directors in “Item 9B- Other Information” (page 48) and “Item 10- Directors, Executive Officers, and Corporate Governance” (pages 48 and 49).

•
We have revised the footnotes in “Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” to indicate the natural person(s) who have voting and investment control over the shares held by entities (page 52).

•	We have amended and restated our exhibit index (pages 55-56) to (i) more precisely indicate the location of the exhibits being incorporated by reference and (ii) to add additional exhibits.

In addition, we are including in this Amendment (i) currently dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 in Exhibits 31.1 and 31.2, (ii) currently dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002 in Exhibits 32.1 and 32.2, and (iii) updated signature pages.

Except as described above, this Amendment does not otherwise revise or restate the financial statements included in the Original Form 10-K. In addition, except as described above, no attempt has been made in this Amendment to modify or update disclosures presented in the Original Form 10-K. This Amendment does not reflect events occurring after the filing of the Original Form 10-K or modify or update disclosures related to such events. Accordingly, this Amendment should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original Form 10-K.

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

The Round Top rare earth prospect was initially developed in the late 1980's as a high grade beryllium resource. During the course of this project it was discovered that rare earth and other rare metal mineralization was also present within the mass of rhyolite that overlies the beryllium target zone. Uranium mineralization was also noted.

Rare earth elements (or “REEs”) are a group of chemically similar elements that usually are found together in nature; they are referred to as the “lanthanide series.” These individual elements have a variety of characteristics that are important in a wide range of technologies, products, and applications and are critical inputs in existing and emerging applications including: computer hard drives, cell phones, clean energy technologies, such as hybrid and electric vehicles and wind power turbines; multiple high-tech uses, including fiber optics, lasers and hard disk drives; numerous defense applications, such as guidance and control systems and global positioning systems; and advanced water treatment technology for use in industrial, military and outdoor recreation applications. As a result, we believe that global demand for REE is projected to steadily increase due to continuing growth in existing applications and increased innovation and development of new end uses.  Interest in developing resources domestically has become a strategic necessity as there are at present extremely limited sources of these elements outside of China. We believe the partially explored Round Top rhyolite which caps the beryllium deposits could be a large resource of rare earth elements.

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

Over the course of the next twelve to eighteen months, we intend to (i) conduct a geologic and radiometric study of the surface to define areas where beryllium, rare earth minerals and thorium are concentrated in fractures, breccias or magmatic segregations, and to understand the distribution of these elements in this rock, (ii) conduct radiation and geologic mapping underground to better define the distribution and habit of occurrence of the uranium, (iii) re-log drill samples that are stored on the property with emphasis on uranium and rare metal distribution, (iv) conduct a sampling and laboratory examination program to determine the precise mineralogy of the rare elements in the rhyolite (v) use these results to develop a drill program to test higher grade rare earth targets deeper in the rhyolite and (vi) conduct an airborne magnetic and gamma ray spectral survey to better understand subsurface geologic relations.

In addition to Round Top, we also own title to 12 unpatented mining claims, the Macho group, comprising 240 acres covering the Old Dude Mine, located in Sierra County, New Mexico. The Old Dude Mine has a production history of silver, lead, zinc and gold dating from the 1890’s.  Another 18 unpatented mining claims and fractional claims, the HA group,  comprising 274 acres  cover an andesite hosted vein system similar to and some 10 miles to the southwest of the Macho District. These claims surround another historic producer, the Graphic Mine. The geologic setting at the HA property is the same as the Macho. We do not consider these prospects to be material to the Company’s operations, and at the present time there is no exploration or development activity scheduled for these New Mexico properties.

Overview of the Round Top Rare Earth-Uranium-Beryllium Project

Round Top is a small mountain, one of a group of five that comprises the Sierra Blanca, located in Hudspeth County approximately eight miles northwest of the town of Sierra Blanca. The property is reached by a private road that turns north off Interstate 10 access road approximately one mile west of the town of Sierra Blanca.

In November 2007, we purchased the prospecting permits M-108543, M-108545, and M-108546 covering Sections 5, 7, 8, and 18 of Township 7, Block 71, and most of Sections 12 and 13 of Township 7, Block 72, Hudspeth County, Texas. In September 2009 this land position was expanded when the prospecting permits for Sections 3, 4, 9, 10, 16, 17, 19, 20, 21, 28, 29, 32 and 33 of Township 7, Block 71 were acquired.  In August 2010, we entered into a mining lease M-111331 with the Texas General Land Office covering Sections 7 and 18 of Township 7, Block 71 and Section 12 of Block 72, covering approximately 860 acres in Hudspeth County, Texas.  The mining lease issued by the Texas General Land Office gives us the right to explore, produce, develop, mine, extract, mill, remove, and market beryllium, uranium, rare earth elements, all other base and precious metals, industrial minerals and construction materials and all other minerals excluding oil, gas, coal, lignite, sulfur, salt, and potash.  The term of the lease is twenty years so long as minerals are produced in paying quantities.

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

The Round Top rare earth-uranium-beryllium prospect was initially drilled in 1984 and 1985, during which time the resource known as the "West End Ore Zone" was discovered. There were 1,115 feet of underground workings driven and additional reverse circulation and diamond drilling done both on the surface and underground. The operator at the time ultimately abandoned the project, ostensibly because of their inability to develop a viable market for beryllium.

Planned Exploration and Development Activities

Over the next twelve to eighteen months we plan to conduct significant geological studies, sampling and drilling at our Round Top property.  The timing of these expenditures is dependent upon acceptance of our operating plan by the State of Texas and the subsequent availability of drilling contractors.

Beginning in April 2011, we intend to begin an airborne geophysical survey.  During or shortly following the completion the airborne survey, we intend to commence a drilling program, which we estimate will be ongoing through January 2012.  The goal of the drilling program is to drill approximately 12,000 feet for purposes of collecting mineral samples (our goal is 5,000 samples).  Metallurgical analysis of these samples that will take place from August through November 2011.  Onsite contract geological services will be ongoing through February 2012.  We estimate that the total cost of our planned exploration and development activities will be approximately $2,200,000.

We also estimate that we will incur approximately $150,000 in expenditures to file our initial plan of operations with the State of Texas and to acquire necessary permits.  We intend to have our initial plan of operations filed with the State of Texas during the third quarter of fiscal year 2011.  Approval of the operating plan will trigger an additional one-time payment of $65,000.  We will also be required to pay a $45,000 lease payment to the State of Texas in August 2011 for our Round Top project.  We estimate that in June 2011 we will be required to pay a $20,000 permitting and compliance fee to the Texas Railroad Commission, and in September and October 2011, we will be required to pay approximately $20,000 for prospecting permits to the State of Texas for our Round Top project.

Our capital expenditures for the next twelve months are estimated to be $115,000, which include the following: (i) in March and April 2011 we will spend approximately $26,000 for computer hardware and mining software; (ii) in June 2011, we intend to spend approximately $75,000 to purchase transportation equipment and to construct a field office in June of 2011; and (iii) in September 2011 we intend to purchase ventilation equipment for our Round Top project for approximately $10,000.  The estimated amounts and timeframes described above may change.

We have estimated that our general and administrative expenditures, which will be spent ratably over the next twelve months, to total approximately $725,000.  Payroll, payroll taxes, benefits and associated travel for four employees is estimated to be $520,000 over this period of time.  We estimate that we will incur professional fees of approximately $120,000 over the next twelve months.  These fees will be primarily associated with the audit and reviews of our financial statements and Exchange Act filings, which will occur after each quarter end and after our fiscal year end.  The remainder of our general and administrative expenditures totaling $85,000 will be spent on items necessary for us to conduct our general business affairs.  Our exploration activities will be carried out by our geologic staff and such qualified outside contractors as is necessary. At present we have an office/lab trailer at the site and will expand these facilities as the project develops.     We believe that we have sufficient capital to fund operations and exploration activity on our Round Top prospect through the end of calendar year 2011.  We will, however, need to raise additional funding subsequent to calendar year 2011 to continue our exploration and development activities.

Improvements and Equipment

The Round Top rare earth prospect was initially developed in the late 1980's as a high grade beryllium resource.  As a result, several pieces of equipment were present at the property when the Company acquired the lease, some of which we have repaired as described below.  The previous operators had also built out several roads at the prospect site, which we believe are suitable for our current exploration plans.

There exists on the Round Top site a 1,115 foot, 10 foot by 10 foot decline from the surface into the Round Top prospect. There are steel sets every five feet, in some cases less, and the entire working is lagged with timber. There are “escape holes” at intervals to allow personnel to avoid equipment. The escape holes are all in good operating condition.  There is also a 36 foot steel ventilation line in place that runs for approximately 75 feet into the prospect. There is a 125 hp axial plane ventilation fan in place.  We have leveled the fan and rehabilitated the control panel, and believe it to be operational. We intend to install a "soft start" motor starter switch for the 100kw generator.

A baghouse is also located on the property that will need its electronic controls rehabilitated and modernized and filters installed. There is a 6" Victaulic compressed air line extending from the compressor station outside to the faces. There are numerous valves at strategic locations underground. There is one 2' steel Victaulic water line for drill water and an additional partly plastic Victaulic water line for dust suppression sprayers, which also has sprayers in place.

There is electric cable from the portal to the face and a switch box underground. Some additional switching gear will need to be installed at the portal.  The mine portal has a sturdy locking steel door in place that we have reconditioned.

There is a 500 barrel (23,000 gal) water tank below the mine dump for water to be hauled in and stored. This tank appears to be in good shape. The water line from the tank to the mine portal is missing and will have to be replaced. The water system will need a submersible pump, switching gear and approximately 1000 ft of 2" poly line to render the water system serviceable.

Description of Rare Earth and other Rare Elements

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

The Texas Bureau of Economic Geology, working with the project geologists, conducted an extensive investigation of the rhyolite to better understand its rare metal content. This research shows that the rhyolite laccoliths at Sierra Blanca are enriched in a variety of REEs and other rare elements such as tantalum, niobium, thorium and lithium. They analyzed a series of samples from outcrop and drill holes and studied the geochemistry and mineralogy of the rhyolite. The results of their research were published in the American Mineralogist, Vol. 72, pgs 1122-1130, 1987 (available at http://www.minsocam.org/ammin/AM72/AM72_1122.pdf), which stated that the Round Top rhyolites are so enriched that they should be considered large-tonnage, low grade resources of several rare metals, including yttrium, heavy rare earths, niobium, tantalum, lithium and thorium.  Most of the rare elements occur in discrete minerals and may be amenable to conventional floatation, gravity, or some combination of these processes of concentration.  Although thorium is highly enriched in the rhyolite, it occurs as the separate mineral, thorite, and is not chemically combined with the REE's thus simplifying any ultimate processing of these concentrates.  The Round Top rhyolite requires further evaluation of its mineralogical makeup and economic modeling to determine the appropriate course for potential future commercial development.

Importantly, aside from the large scale-low grade potential, there is geologic evidence that suggests that higher grade concentrations of these elements may be present in the deeper parts of this mineralizing system. Only the upper parts of the rhyolite body have been drilled by the previous operators.

The rare earth element supply has been dominated by China, which has historically used its ability to overproduce as a means of discouraging development by others. It is now being considered that China will soon utilize their production domestically, and in order to conserve their declining resources, will not make available these metals to the rest of the developed world in the quantities supplied in the past. This "drying up" of the Chinese source comes at a time when there increasing usage of these elements. Rare earth elements have a wide variety of useful characteristics and are currently components in a number of commercial products and critical applications across industries ranging from defense to medical to high technology. Their applicability to green energy technologies has generated considerable recent interest. An example is their use in the manufacture of super strength permanent magnets, a major emerging area of development. The market has focused mainly on their use in small hybrid vehicles and wind turbines. We believe that these applications are important, but that the adoption of small sized, high power permanent magnet electric motors and generators to reduce energy costs, particularly diesel, by the traditional heavy trucking, railroads, construction, mining and other heavy industry could stimulate a demand greater than currently being forecast.

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

Government Approvals

General

The exploration, drilling and mining industries operate in a legal environment that requires permits to conduct virtually all operations.  Thus permits are required by local, state and federal government agencies.   Local authorities, usually counties, also have control over mining activity.  The various permits address such issues as prospecting, development, production, labor standards, taxes, occupational health and safety, toxic substances, air quality, water use, water discharge, water quality, noise, dust, wildlife impacts, as well as other environmental and socioeconomic issues.  Permits known to be required are (i) an operating plan for the conduct of exploration and development approved by the Texas General Land Office, (ii) an operating plan for production approved by the Texas General Land Office, (iii) various reporting to and approval by the Texas Railroad Commission regarding drilling and plugging of drill holes, and (v) reporting to and compliance with regulations of the Texas Commission of Environmental Quality.

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

Approvals Relating to Uranium Mining

Uranium mining is regulated by the federal government, states and, in some cases, by Indian tribes. Compliance with such regulation has a material effect on the economics of company operations and the timing of project development.

Radioactive Material License.    Before commencing operations in Texas, a radioactive material license must be applied for and obtained. Under the federal Atomic Energy Act, the United States Nuclear Regulatory Commission (“NRC”) has primary jurisdiction over the issuance of a radioactive material license. However, the Atomic Energy Act also allows for states with regulatory programs deemed satisfactory by the NRC to take primary responsibility for issuing the radioactive material license. The Commission has ceded jurisdiction for such licenses to Texas.  The Texas Commission of Environmental Quality (TCEQ) is the administrative agency with jurisdiction in Texas over the radioactive material license.

Underground Injection Control Permits ("UIC").    The federal Safe Drinking Water Act creates a nationwide regulatory program protecting groundwater. This law is administered by the United States Environmental Protection Agency (the "EPA"). The TCEQ is permitted by the EPA to administer the UIC permits. The TCEQ also regulates air quality and surface deposition or discharge of treated wastewater associated with the mining process and which we are required to obtain.

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

While we believe there are positive indicators that our properties contain commercially exploitable minerals, such belief has been based solely on preliminary tests that we have conducted and data provided by third parties, including the data published in various third party reports, including but not limited to the GSA, Geological Society of America, Special Paper 246, 1990.  There can be no assurance that the tests and data upon which we have relied is correct or accurate.  Moreover, mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive.  Unusual or unexpected geologic formations and the inability to obtain suitable or adequate machinery, equipment or labor are risks involved in the conduct of exploration programs.  The success of mineral exploration and development is determined in part by the following factors:

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

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. Permits known to be required are (i) an operating plan for the conduct of exploration and development approved by the Texas General Land Office, (ii) an operating plan for production approved by the Texas General Land Office, (iii) various reporting to and approval by the Texas Railroad Commission regarding drilling and plugging of drill holes, and (v) reporting to and compliance with regulations of the Texas Commission of Environmental Quality.  If we recover uranium from our mineral prospects, we will be required to obtain a source material license from the United States Nuclear Regulatory Commission.  We may also be subject to the reporting requirements and regulations of the Texas Dept. of Health.  The failure to obtain the required approvals or permits would adversely affect our operations.

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

A prolonged or significant economic contraction in the United States or worldwide could put further downward pressure on market prices of rare earth minerals and products. Protracted periods of low prices for rare earth minerals and products could significantly reduce revenues and the availability of required development funds in the future. This could cause substantial reductions to, or a suspension of, REO production operations, impair asset values and if reserves are established on our prospects, reduce our proven and probable rare earth ore reserves.

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

We had no operating revenue during the fiscal years ended August 31, 2010 and 2009.  We are not currently profitable.  We believe that we have sufficient capital to fund operations through calendar year 2011, but we will need to raise additional funding implement our business strategy.  Over the next twelve months, we plan to spend over $2,000,000 for exploration at our Round Top project.  The timing of these expenditures is dependent upon when we receive approval of our initial plan of operations from the State of Texas and the subsequent availability of drilling contractors. These estimated costs include an airborne geophysical survey ($150,000), drilling costs for sampling ($820,000), metallurgical lab analysis ($550,000), onsite contract geological services ($520,000) and other expenditures, including payroll and travel, necessary to conduct our exploration of Round Top.  We estimate that we will spend approximately $150,000 in project costs to include (i) filing our initial plan of operations with the State of Texas, (ii) lease payments due to the State of Texas, and (iii) other permitting and compliance costs associated with state governmental agencies.  We estimate that we will require approximately $114,000 to be spent on capital assets including a field office, lab facilities, computer systems, lab equipment and transportation equipment.  We estimate that general and administrative expenses for the next twelve months will be approximately $725,000 to include payroll, professional services, travel, and other expenses necessary to conduct our operations.  Even if we succeed in developing our prospects, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future.

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

Our failure to timely file certain periodic reports with the SEC poses significant risks to our business, each of which could materially and adversely affect our financial condition and results of operations.

We filed a Form 10 on October 30, 2008, pursuant to which we registered our common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  The Form 10-12G became effective by operation of law 60 days after it was filed.  Subsequent thereto, we did not timely file with the SEC our periodic reports, including our Forms 10-Q for the periods ended November 30, 2008 through November 30, 2010, and our Forms 10-K for the periods ended August 31, 2008, August 31, 2009 and August 31, 2010.  Consequently, we were not compliant with the periodic reporting requirements under the Exchange Act.  Our failure to timely file those and possibly future periodic reports with the SEC could subject us to enforcement action by the SEC and shareholder lawsuits.  Any of these events could materially and adversely affect our financial condition and results of operations and our ability to register with the SEC public offerings of our securities for our benefit or the benefit of our security holders.

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

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP
Houston, Texas
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

Texas Rare Earth Resources Corp.
Notes to financial statements
August 31, 2010 and 2009

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Texas Rare Earth Resources Corp. (formerly Standard Silver Corporation) (the “Company” or “Standard Silver”) was incorporated in the State of Nevada in 1970.  During the time we operated under the name Standard Silver Corporation, our focus was the exploration of our silver prospects.  In September 2010, we changed our name to Texas Rare Earth Resources Corp. to more appropriately reflect our current focus on heavy rare earth elements.  In July 2004, our articles of incorporation were amended and restated to increase the authorized capital to 25,000,000 common shares and, in April 2007, we effected a 1-for-2 reverse stock split.  In September 2008, our articles of incorporation were further amended and restated to increase the authorized capital to 100,000,000 common shares with a par value of $0.01 per share and to authorize 10,000,000 preferred shares with a par value of $0.001 per share.  The Company’s fiscal year-end is August 31.

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

NOTE 6 – INCOME TAXES

As of August 31, 2010 and 2009, the cumulative tax effect at the expected rate of 35% and 34%, respectively, of significant items comprising our net deferred tax amount is as follows:
	August 31, 2010	August 31, 2009
Net operating loss carryforward	$381,000	$276,000
Less: Valuation allowance	(381,000)	(276,000)

Deferred tax asset, net of allowance	$-	$-

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

The table below presents a reconciliation of the tax at the prevailing statutory rate to the Company’s provision for taxes:

	Year ended August 31,
	2010	2009
Net operating loss	$190,000	$44,000
Less: Non-deductible stock compensation	(85,000)	-
Change in valuation allowance	(105,000)	(44,000)

Tax provision	$-	$-

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

In May 2008 the Company received $50,000 of cash funds for stock offered to two investors. In November 2008, the Company issued to each of these investors, Brewer & Pritchard, PC and RLR Services Partnership, 3,750,000 shares of common stock for a purchase price of $25,000 by each investor.

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

In connection with the January 2011 Private Placement, the Company entered into certain registration rights agreements.  Key provisions of these registration rights are as follows:

•	Equity instruments subject to registration rights:

o	The 800,000 shares of the Company’s common stock issued under the January 2011 Private Placement are subject to registration rights;

o	The shares underlying the warrants, expiring December 31, 2011, which entitle the holders to purchase 800,000 shares of common stock.

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

In December 2009, we expanded our board of directors from three to four members and appointed Anthony Marchese as a director to fill the vacancy.  Since May 2003, Mr. Marchese, 53, has served as president and chief operating officer of Monarch Capital Group LLC, a New York City based FINRA member broker/dealer.  Mr. Marchese also serves as the general partner and chief investment officer of the Insiders Trend Fund, LP, an investment partnership whose mandate is to invest in those public companies whose officers and/or directors have been active acquirers of their own stock.  Mr. Marchese’s prior experience includes Laidlaw Equities (senior vice president - April 1997 to March 2002), Southcoast Capital (senior vice president – May 1988 to April 1997), Oppenheimer & Co (limited partner – September 1982 to May 1988), Prudential-Bache (vice president – July 1981 to August 1982) and the General Motors Corporation (analyst – June 1980 to June 1981).  Mr. Marchese served in the military with the Army Security Agency and the U.S. Army Intelligence and Security Command.  Mr. Marchese served in the military with the Army Security Agency and the U.S. Army Intelligence and Security Command.  Mr. Marchese attended Boston University and received an MBA in Finance from the University of Chicago.  Mr. Marchese provides the Board with exceptional leadership and management knowledge, having gained extensive management and corporate finance experience during the course of his career. Mr. Marchese’s specific experience, qualifications, attributes and skills described above led the Board to conclude that Mr. Marchese should serve as a member of the Board of Directors.

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

Chris Mathers. Mr. Mathers was appointed as the Company’s chief financial officer in November 2010.  From 2000 through 2010, Mr. Mathers was involved in providing contract chief financial officer and consulting services to a wide variety of privately and publicly held companies, including GFS Forex and Futures, Inc., InterbankFX, Nexus Nano Electronics and as a tax practitioner for a number of individuals and corporations.  From 1993 through 1999 Mr. Mathers served as CFO to InterSystems, Inc. (AMEX:II). Mr. Mathers began his career in public accounting with the international accounting firm of PriceWaterhouse.  Mr. Mathers holds a BBA in accounting from Southwestern University located in Georgetown, Texas, and is also a certified public accountant.

Mike McDonald.  Mr. McDonald has served as the Company’s vice president and director since January 2004, and as chief financial officer from January 2004 to November 2010.  Since 2001 through present, Mr. McDonald worked as an associate with BW Energy Consultants, Inc., doing title work, leasing, rights-of way, due diligence and prospect management.  From 1994 till 2001, Mr. McDonald was an associate with the Magee Corporation performing various contract prospect management services.  In 1980, he founded the oil and gas exploration company, Roseland Oil & Gas, Inc. and served as its president until 1987.  From 1975 to 1980 he was employed with Exxon.  Mr. McDonald received his B.S. Degree in Geology in 1955 from Sul Ross University in Alpine, Texas.  Mr. McDonald’s extensive management experience led the Board to conclude that Mr. McDonald should serve as a member of the Board of Directors.

Cecil C. Wall.  Mr. Wall has served as the Company’s secretary and treasurer and director since January 2004.  Prior thereto, Mr. Wall served as vice president and directors for Brenex Oil Corporation, an oil and gas producing company located in St. George, Utah, from April 1998 to November 2003.  Since 1969, Mr. Wall has been engaged in oil and gas and his businesses.  Mr. Wall attended Utah State University, in Logan, Utah from 1951 to 1952.  Mr. Wall’s management experience led the Board to conclude that Mr. Wall should serve as a member of the Board of Directors.

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

Anthony Marchese.  Mr. Marchese has served as a director since December 2009.  Since May 2003, Mr. Marchese has served as president and chief operating officer of Monarch Capital Group LLC, a New York City based FINRA member broker/dealer.  Mr. Marchese also serves as the general partner and chief investment officer of the Insiders Trend Fund, LP, an investment partnership whose mandate is to invest in those public companies whose officers and/or directors have been active acquirers of their own stock.  Mr. Marchese’s prior experience includes Laidlaw Equities (senior vice president - April 1997 to March 2002), Southcoast Capital (senior vice president – May 1988 to April 1997), Oppenheimer & Co (limited partner – September 1982 to May 1988), Prudential-Bache (vice president – July 1981 to August 1982) and the General Motors Corporation (analyst – June 1980 to June 1981).  Mr. Marchese served in the military with the Army Security Agency and the U.S. Army Intelligence and Security Command.  Mr. Marchese attended Boston University and received an MBA in Finance from the University of Chicago.  Mr. Marchese provides the Board with exceptional leadership and management knowledge, having gained extensive management and corporate finance experience during the course of his career. Mr. Marchese’s specific experience, qualifications, attributes and skills described above led the Board to conclude that Mr. Marchese should serve as a member of the Board of Directors.

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

(3)
Highline Capital Holdings, L.L.C. (“Highline Capital”) serves as the general partner of Highline Capital Partners, QP, LP, and may be deemed to have beneficial ownership over the securities held by Highline Capital Partners, QP, LP.  Jacob W. Doft is the sole managing member of Highline Capital, and as the sole managing member has voting and investment control over securities held by Highline Capital Partners, QP, LP.

(4)
Represents (i) 153,092 shares of common stock, (ii) 146,820 shares of common stock underlying a five year warrant exercisable at $2.50 per share, (iii) 612,368 shares of common stock underlying an option exercisable at $2.50 per share, and (iv) 612,368 shares of common stock underlying a warrant issuable upon the exercise of an option.

(5)
Highline Capital Management, L.L.C. (“Highline Management”) serves as the managing member of the Highline Capital Partners International, Ltd., and may be deemed to have beneficial ownership over the securities held by Highline Capital Partners International, Ltd.  Jacob W. Doft is the sole managing member of Highline Management, and as the sole managing member has voting and investment control over securities held by Highline Capital Partners International, Ltd.

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

PART IV

Item 15.  Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit Number	Description

3.1	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 of the Company’s Form 10 with the SEC on October 30, 2008.
3.2	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.2 of the Company’s Form 10 with the SEC on October 30, 2008.
3.3	Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.3(i) of the Company’s Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 of the Company’s Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.1*	Stock Option Plan, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.2	Lease, incorporated by reference to Exhibit 10.2 of the Company’s Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.3	Form of Class A Warrant, incorporated by reference to Exhibit 10.3 of the Company’s Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.4	Form of Class B Warrant, incorporated by reference to Exhibit 10.4 of the Company’s Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.5	Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.5 of the Company’s Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.6*
Director’s Agreement by and between the Company and Anthony Marchese, incorporated by reference to Exhibit 10.6 of the Company’s Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.

10.7
Form of Subscription Agreement for January 2011 Investment, incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.

10.8	Form of Warrant for January 2011 Investment, incorporated by reference to Exhibit 10.8 of the Company’s Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.9
Form of Registration Rights Agreement for January 2011 Investment, incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.

10.10	Shareholders’ Agreement, incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.11(1)
Investment Banking Agreement by and between the Company and Sunrise Securities Corp., incorporated by reference to Exhibit 10.13 of the Company’s amendment no. 1 to its registration statement on Form S-1/A filed with the SEC on  April 19, 2011

10.12(1)
Finders Agreement by and between the Company and Aspenwood Capital, incorporated by reference to Exhibit 10.14 of the Company’s amendment no. 1 to its registration statement on Form S-1/A filed with the SEC on  April 19, 2011.

10.13(1)
Institutional Public Relations Retainer Agreement by and between the Company and Sunrise Financial Group, Inc., incorporated by reference to Exhibit 10.15 of the Company’s amendment no. 1 to its registration statement on Form S-1/A filed with the SEC on  April 19, 2011.

14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 of the Company’s Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1(1)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement.

(1)	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Texas Rare Earth Resources Corp.

/s/ DAN GORSKI
Dan Gorski, duly authorized officer
and Principal Executive Officer

DATED:   April 19, 2011

/s/ WM. CHRIS MATHERS
Wm. Chris Mathers, Principal Financial Officer

DATED:   April 19, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DAN GORSKI Dan Gorski	Chief Executive Officer, Principal Executive Officer and Director	April 19, 2011

/s/ WM. CHRIS MATHERS Wm. Chris Mathers	Chief Financial Officer and Principal Financial Officer	April 19, 2011

/s/ Anthony Marchese Anthony Marchese	Director	April 19, 2011

/s/ Cecil Wall Cecil Wall	Director	April 19, 2011