Form 10-Q/A
period 2010-11-30
Texas Rare Earth Resources Corp.
filed 2011-05-25
CIK 1445942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment #1)

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
Yes [ ]     No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 21, 2011, the registrant had 27,596,260 shares of common stock, par value $0.01per share, outstanding.

Explanatory Note

On November 1, 2010, the Company entered into a 24 month institutional public relations retainer agreement with Sunrise Securities Corp (“Sunrise”) for variously described services over a two year period as described in Note 4 to the Financial Statements.   Pursuant to the agreement, the Company agreed to issue Sunrise five-year options to purchase 250,000 shares at $1.60 per share and 250,000 shares at $5.00 per share, the fair value of which on the measurement date was determined by management to be $960,000. The Company originally recorded the issuance of these options on the date of issuance, February 2011, as a cost directly attributable to an offering of equity securities, i.e. as an offset to additional paid-in capital rather than expense. The Company is amending its original filing to reflect the issuance of these options as an equity based payment for services that will be expensed (non-cash), beginning in November 2010, over the 24 month term of the agreement, in accordance with Accounting Standards Codification (“ASC”) 505-50. See Note 7 to the Financial Statements.

 PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

TEXAS RARE EARTH RESOURCES CORP
(Formerly Standard Silver Corporation)
BALANCE SHEETS

	November 30, 2010	August 31, 2010
	(Unaudited) (Restated)
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$737,999	$74,434
Total current assets	737,999	74,434

Property, plant and equipment, net	25,326	26,559
Mineral properties	55,075	44,539

TOTAL ASSETS	$818,400	$145,532

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$51,057	$20,624
Notes and interest payable to related parties	91,846	90,448
Total current liabilities	142,903	111,072

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of November 30, 2010 and
August 31, 2010	-	-
Common stock, par value $0.01; 100,000,000 shares authorized
25,176,260 and 23,670,260 issued and outstanding as of
November 30, 2010 and August 31, 2010, respectively	251,763	236,703
Additional paid-in capital	1,996,056	1,220,391
Accumulated deficit	(1,572,322)	(1,422,634)
Total shareholders' equity	675,497	34,460

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$818,400	$145,532

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
(Formerly Standard Silver Corporation)
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months ended November 30,
	2010	2009
	(Restated)
OPERATING EXPENSES
Exploration costs	$38,600	$12,000
General & administrative expenses	111,130	47,052

Total operating expenses	149,730	59,052

LOSS FROM OPERATIONS	(149,730)	(59,052)

OTHER (INCOME) EXPENSE
Interest and other income	(777)	(35)
Interest expense	735	4,838

Total other (income) expense	(42)	4,803

NET LOSS	$(149,688)	$(63,855)

Net loss per share:
Basic and diluted net loss per share	$(0.01)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	24,192,403	23,061,908

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
(Formerly Standard Silver Corporation)
UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended November 30,
	2010	2009
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(149,688)	$(63,855)
Adjustment to reconcile net loss to net cash
used in operating activities:
Stock issued for services	49,600	13,500
Depreciation expense	1,233	246
Increase in liabilities:
Accounts payable and accrued expenses	(8,169)	(2,776)
Net cash used in operating activities	(107,024)	(52,885)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mineral properties	(10,536)	(2,418)
Purchase of fixed assets	-	(22,329)
Net cash used in investing activities	(10,536)	(24,747)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	453,000	275,000
Proceeds from exercise of common stock warrants	328,125	-
Net cash provided by financing activities	781,125	275,000
NET CHANGE IN CASH	663,565	197,368
CASH, BEGINNING OF PERIOD	74,434	-
CASH, END OF PERIOD	$737,999	$197,368

SUPPLEMENTAL INFORMATION
Interest paid	$662	$-
Taxes paid	$-	$-
Issuance of 75,000 shares of common stock for cash previously received	$750	$-
Issuance of 61,000 shares of common stock for services previously recorded	$610	$-
Issuance of 300,000 shares of common stock for director compensation
previously recorded	$3,000	$-

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

 2009 – 2010 Private Placement

Between October 2009 and November 2010, the Company raised $905,500 through the issuance of 2,263,750 shares of common stock and the issuance of Class A Warrants to purchase 2,263,750 shares of common stock and Class B Warrants to purchase 1,131,875 shares of common stock. Of the $905,500 raised for this private placement, $452,500 was raised prior to September 1, 2010. The final closing of this private placement was January 10, 2011.

In November 2010, Class A Warrants to purchase 375,000 shares of the Company’s common stock and Class B Warrants to purchase 187,500 shares of the Company’s common stock were exercised by an investor, resulting in $187,500 of proceeds being raised by the Company for the Class A Warrants and $140,625 of proceeds being raised by the Company for the Class B Warrants.   Total proceeds to the Company as a result of the Class A and Class B Warrant exercise was $328,125. The associated shares were issued during the quarter ended February 28, 2011.

In October 2010, the Company issued 75,000 shares to an investor in connection with our 2009 - 2010 Private Placement that were paid for in a prior period.

 Other Equity Issues

In September 2010, the Company issued 300,000 common shares to a director for compensation recorded in the prior year at a fair value on the date of grant of $249,000.

In November 2010, the Company entered into a non-exclusive investment banking agreement with Sunrise Securities Corp. (“Sunrise”) pursuant to which it agreed to pay a sales commission with respect to certain financings effected, or alternative transactions entered into, by the Company through introductions by Sunrise.  The Company agreed to pay Sunrise a monthly fee of 5,000 shares of restricted common stock beginning in November 2010.  The Company accrued an expense of $9,600 in November related to this fee.

In November 2010, the Company also entered into a 24 month institutional public relations retainer agreement with Sunrise Financial Group, Inc., ("SFG"), an affiliate of Sunrise,  pursuant to which it agreed to issue SFG five-year options to purchase 250,000 shares at $1.60 per share and 250,000 shares at $5.00 per share, with certain demand registration rights. These options were issued to SFG in February 2011 and expire in November, 2015.  The Black-Scholes pricing model was used to estimate the fair value of the 500,000 options, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 425%, and an expected life of 5 years. The Company has determined these options to have an approximate fair value of $960,000, which will be recognized as expense, $40,000 per month, over the term of this agreement. For the three months ended November 30, 2010, the Company recorded $40,000 as an expense with a corresponding entry to an accrued liability since the options to Sunrise were not issued until February 2011.

During the quarter ended November 30, 2010, the Company issued 61,000 shares of common stock to two external consultants as payment for services performed in a prior period.

NOTE 5 – CONTINGENCIES AND COMMITMENTS

Registration Rights

In connection with the 2009-2010 Private Placement, the Company entered into certain registration rights agreements. Key provisions of these registration rights are as follows:

· Equity instruments subject to registration rights:

o The 1,132,500 shares of the Company’s common stock subscribed to under the 2009-2010 Private Placement are subject to registration rights;

o The shares underlying the Class A Warrants, expiring December 31, 2011, entitle the holders to purchase 1,132,500 shares of common stock;

o The shares underlying the Class B Warrants, also expiring December 31, 2011, entitle the holders to purchase 566,250 shares of common stock.

· Term – The Company is required to file a registration statement covering the resale of the shares of common stock and shares of common stock underlying the warrants by February 9, 2011, and the registration is required to be deemed effective by the Securities and Exchange Commission (SEC) on or before the 150th calendar day after the filing of such registration statement. The initial registration was filed February 8, 2011.

· Events requiring transfer of consideration – Failure of the Company to file a registration statement by February 9, 2011 and/or the registration statement not deemed effective by the SEC on or before the 150th calendar day after the filing of such registration statement. The initial registration was filed February 8, 2011.

· Settlement alternatives – There are no alternative settlement arrangements.

· Maximum potential amount of consideration – In the event that transfer of consideration is required under the registration rights agreement, the Company is obligated to issue, as liquidated damages on a pro-rata basis to the subject investors, approximately 290,000 shares for each month, or pro-rated for a period less than one month, the registration is late up to a maximum of approximately 1,450,000 shares.

· Liability – Management estimates that transfer of consideration will not be required. Accordingly, the Company has not accrued a liability related to the registration rights agreements.

NOTE 6 – SUBSEQUENT EVENTS

In December 2010, the Company hired a new Chief Financial Officer.

In December 2010, the principal and accrued interest for the advances to certain officers was paid in full.

In January 2011, Class A Warrants to purchase 62,500 shares of the Company’s common stock and Class B warrants to purchase 31,250 shares of the Company’s common stock were exercised by an investor, resulting in $31,250 of proceeds being raised by the Company for the Class A warrants and $23,438 of proceeds being raised by the Company for the Class B Warrants.  Total proceeds to the Company as a result of the Class A and Class B Warrant exercise was $54,688.

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

As additional consideration for the purchase of the shares and warrants, the Company issued to the investors an option for 120 days from the date of investment to purchase up to 6,400,000 shares of common stock at $2.50 per share with 100% warrant coverage through the issuance of warrants to purchase up to 6,400,000 shares of common stock at an exercise price of $2.50 per share. The Company has determined these warrants to have an approximate relative fair value of $2,250,000 using a Black-Scholes model.

NOTE 6 – SUBSEQUENT EVENTS (Continued)

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

· Term – The Company is required to file a registration statement covering the resale of the shares of common stock and shares of common stock underlying the warrants by February 9, 2011, and the registration is required to be deemed effective by the SEC on or before the 150th calendar day after the filing of such registration statement.

· Events requiring transfer of consideration – Failure of the Company to file a registration statement by February 9, 2011 and/or the registration statement not deemed effective by the SEC on or before the 150th calendar day after the filing of such registration statement.

· Settlement alternatives – There are no alternative settlement arrangements.

· Maximum potential amount of consideration – In the event that transfer of consideration is required under the registration rights agreement, the Company is obligated to issue, as liquidated damages, a number of shares of common stock equal to ten percent of the shares of common stock purchased by the respective investors and issued upon the exercise of the warrants for a 30-day period or pro-rated for a period less than one month. However, in no event shall that amount exceed five times the first month’s liquidated damages amount.

· Liability – Management estimates that transfer of consideration will not be required. Accordingly, the Company has not accrued a liability related to the registration rights agreements.

In January 2011, we entered into a finders agreement with Aspenwood Capital (“Aspenwood”) under which Aspenwood would introduce potential investors to the Company. The Company agreed to pay up to a 10% cash fee and to issue a five year warrant to purchase up to 10% of the number of shares sold to investors introduced to the Company by Aspenwood at an exercise price equal to 100% of the equity purchase price. The warrant may be exercised on a cashless basis at any time subsequent to August 31, 2011 in the event the Company does not maintain an effective registration statement on file with the SEC. The Company has paid $5,000 under this agreement as of May 24, 2011.

Between January and May 2011, the Company issued 45,000 shares of restricted common stock to a consulting firm for investment banking services.

In February 2011, the Company issued a five-year option to purchase 60,000 shares of common stock at a purchase price of $2.50 per share to a director as director’s compensation.

In March 2011, the Company issued a five-year option to purchase 150,000 shares of common stock at a purchase price of $2.50 per share to a director as director’s compensation.

In March 2011, the Company issued a five-year option to purchase 60,000 shares of common stock at a purchase price of $2.50 per share to a director as director’s compensation.

NOTE 6 – SUBSEQUENT EVENTS (Continued)

In March 2011, we granted to our chief financial officer, as a part of his employment arrangement, a five year option to purchase up to 400,000 shares of our common stock at an exercise price of $2.50 per share. These options vest 1/36 each month provided he is employed by the Company on the vesting dates.

In April 2011, the Company issued a five-year option to purchase 60,000 shares of common stock at a purchase price of $4.00 per share to a director as director’s compensation.

In April 2011, the Company issued a five year option to purchase up to 90,000 shares of common stock at an exercise price of $4.70 to a director as directors compensation. The option vests 1/3 each year, with 30,000 shares vesting immediately upon the issuance of the option, and the remaining 60,000 vesting equally on the second and third anniversary following the issuance date.

In May 2011, the Company issued a five-year option to purchase 175,000 shares of common stock at a purchase price of $4.15 per share to a director as director’s compensation for his appointment as non-executive Chairman of the Board.

In May 2011, the Company entered into a three-year employment agreement with its new chief executive officer.  The Company granted a 10-year option to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $2.50 per share as a part of his employment arrangement.

In May 2011, the Company entered into 1-year agreement with a company to provide investor relations services.  As a part of the agreement, the Company issued the consulting firm a 3-year option to purchase 200,000 shares of the Company’s common stock at an exercise price of $3.75 per share.  The options vest monthly over the term of the agreement.

NOTE 7 – RESTATEMENT OF FINANCIAL STATEMENTS

The Company is filing this Amendment #1 to its Quarterly Report on Form 10-Q for the quarter ended November 30, 2010 to restate the financial results.  The restatement includes adjustments to:

To reflect the issuance of 500,000 options under a public relations contract to Sunrise Financial Group (“SFG”) as a non-cash expense, beginning in November 2010, over the 24 month term of their agreement in accordance with ASC 505-50.  The Company originally recorded the issuance of these options on the date of issuance, February 2011, as a cost directly attributable to an offering of equity securities, i.e. as an offset to additional paid-in capital rather than expense.

A summary of the significant effects of the restatement are presented below:
	As originally		As
	Reported	Change	Restated

November 30, 2010 unaudited balance sheet
Accounts payable and accrued liabilities	$11,057	$40,000	$51,057
Accumulated Deficit	(1,532,322)	(40,000)	(1,572,322)

Statement of Operations for the three months ended November 30, 2010
General and administrative expenses	71,130	40,000	111,130
Net loss	(109,688)	(40,000)	(149,688)
Net loss per share – basic and diluted	(0.00)	(0.01)	(0.01)

Statement of Cash Flows for the three months ended November 30, 2010
Cash flows from operating activities:
Net loss	(109,688)	(40,000)	(149,688)
Stock issued for services	9,600	40,000	49,600
Net cash used in operating activities	(107,024)	0	(107,024)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary statement regarding forward-looking statements

In this Quarterly Report on Form 10-Q/A, unless the context requires otherwise, references to “Texas Rare Earth Resources Corp,” “we,” “our” or “us” refer to Texas Rare Earth Resources Corp.

This Quarterly Report on Form 10-Q/A contains forward-looking statements that represent our beliefs, projections and predictions about future events or our future performance. You can identify forward-looking statements by terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other similar expressions or phrases. These forward-looking statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements or industry results to differ materially from any future results, performance or achievement described in or implied by such statements. Factors that may cause actual results to differ materially from expected results described in forward-looking statements include, but are not limited to: our ability to secure sufficient capital to implement our business plans; our ability to maintain appropriate relations with unions and employees; environmental laws, regulations and permits affecting our business, directly and indirectly, including, among others, those relating to mine reclamation and restoration, climate change, emissions to the air and water and human exposure to hazardous substances used, released or disposed of by us and uncertainties associated with unanticipated geological conditions related to mining.

Any forward-looking statement you read in this Quarterly Report on Form 10-Q/A reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, operating results, growth strategy and liquidity. You should not place undue reliance on these forward-looking statements because such statements speak only as to the date when made. We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future, except as otherwise required by applicable law.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included herein.

This Quarterly Report on Form 10-Q/A may also contain statistical data and estimates we obtained from industry publications and reports generated by third parties. Although we believe that the publications and reports are reliable, we have not independently verified their data.

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

Results of Operations

General & Revenue

We had no operating revenues during the three months ended November 30, 2010 and 2009. We are not currently profitable.  As a result of ongoing operating losses, we had an accumulated deficit of $1,572,322 as of November 30, 2010.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the three months ended November 30, 2010 and 2009 in the amount of $38,600 and $12,000, respectively.  These expenditures were primarily related to outside consulting services relating to our Round Top project.

Our general and administrative expenses for the three months ended November 30, 2010 and 2009 were $111,130 and $47,052, respectively, which included $73,000 for public relations fees, of which $49,600 of this amount was stock compensation for services, and $23,991 for fees associated with the audit and review of our historical financial statements as we prepared to bring our SEC filings current..  The remainder of our general and administrative expenses for the three months ended November 30, 2010 were expenses incurred that was necessary for us to carry out our operations.  Our general and administrative expenses for the three months ended November 30, 2009 included approximately $12,000 of expenses, such as travel, necessary to raise additional capital for the company.  We recorded $15,000 related to shares issued for services for outside internet and website consulting.

We accrued interest expense on related party notes payable in the amount of $735 and $4,838 for the three months ended November 30, 2010 and 2009, respectively.  In December 2010, the principal and accrued interest for the advances to certain officers was paid in full.

Our loss from operations for the three months ended November 30, 2010 and 2009 was $149,730 and $59,052, respectively.

Liquidity and Capital Resources

As of November 30, 2010, we a working capital surplus of approximately $595,000.  We invested approximately $10,536 and $2,418 in mineral properties for the three months ending November 30, 2010 and 2009, respectively.  We purchased transportation equipment for our Round Top property in the approximate amount of $22,000 during the three months ended November 30, 2009.

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

For the three months ended November 30, 2010, the Company raised $453,000 through the subscription of 1,132,500 shares of common stock and the issuance of Class A Warrants to purchase 1,132,500 shares of common stock and Class B Warrants to purchase 566,250 shares of common stock.  Between November 2010 and January 2011, Class A Warrants to purchase 437,500 shares were exercised, and Class B Warrants to purchase 218,750 shares were exercised, resulting in $382,813 of proceeds being raised by the Company.  The Company has, and will continue to, use these proceeds for working capital purposes.

In January 2011, we entered into a series of transactions with accredited investors pursuant to which we sold an aggregate of 1,600,000 shares of our common stock and five year warrants to purchase up to 1,600,000 shares of common stock, exercisable at $2.50 per share, for gross proceeds of $4,000,000.  As additional consideration for the purchase of the shares and warrants, the Company issued to the January 2011 investors options to purchase up to 6,400,000 shares of common stock at $2.50 per share and 100% warrant coverage through the issuance of warrants to purchase up to 6,400,000 shares of common stock at an exercise price of $2.50 per share.  The Company intends to use proceeds from this financing to fund working capital needs for the balance of calendar 2011. The Company paid cash commissions of $318,000 and issued five year warrants to purchase up to 305,000 shares of its common stock at an exercise price of $2.50 per share in connection with the sale of its securities in the January 2011 Private Placement. The Company has determined these warrants to have an approximate fair value of $900,000 using a Black-Scholes model.

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

(B) Changes in Internal Controls over Financial Reporting

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

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (A)
September 2010	Common Stock	25,000	Henry C. Bradbury	-	Services rendered	4(2)
September 2010	Common Stock	300,000	Anthony Marchese	-	Services rendered	4(2)
September 2010	Common Stock	162,500	Private Placement Investors (2)	65,000	Cash	4(2)
September 2010	Class A Warrants	162,500	Private Placement Investors	-	Issued as part of placement	4(2)
September 2010	Class B Warrants	81,250	Private Placement Investors	-	Issued as part of placement	4(2)
October 2010	Common Stock	36,000	DRC Partners, LLC	-	Services rendered	4(2)
October 2010	Common Stock	857,500	Private Placement Investors (7)	338,000	Cash	4(2)
October 2010	Class A Warrants	845,000	Private Placement Investors	-	Issued as part of placement	4(2)
October 2010	Class B Warrants	422,500	Private Placement Investors	-	Issued as part of placement	4(2)
November 2010	Common Stock	125,000	Private Placement Investors (2)	50,000	Cash	4(2)
November 2010	Class A Warrants	125,000	Private Placement Investors	-	Issued as part of placement	4(2)
November 2010	Class B Warrants	62,500	Private Placement Investors	-	Issued as part of placement	4(2)

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

In January 2011, Class A Warrants to purchase 62,500 shares of the Company’s common stock and Class B warrants to purchase 31,250 shares of the Company’s common stock were exercised by an investor, resulting in $31,250 of proceeds being raised by the Company for the Class A warrants and $23,438 of proceeds being raised by the Company for the Class B Warrants.  Total proceeds to the Company as a result of the Class A and Class B Warrant exercise was $54,688.  In February 2011, Class A Warrants to purchase 375,000 shares of the Company’s common stock and Class B Warrants to purchase 187,500 shares of the Company’s common stock were exercised by an investor, resulting in $187,500 of proceeds being raised by the Company for the Class A Warrants and $140,625 of proceeds being raised by the Company for the Class B Warrants.   Total proceeds to the Company as a result of the Class A and Class B Warrant exercise was $328,125.  The total number of Class A and Class B warrants exercised by these two investors was 437,500 and 218,750, respectively, resulting in $382,813of total proceeds to the Company.

In January and February 2011, we entered into a series of transactions with accredited investors pursuant to which we sold an aggregate of 1,600,000 shares of our common stock and five year warrants to purchase up to 1,600,000 shares of common stock, exercisable at $2.50 per share, for gross proceeds of $4,000,000 (“January 2011 Private Placement”).  As additional consideration for the purchase of the shares and warrants, the Company issued to the January 2011 investors an option for 120 days to purchase up to 6,400,000 shares of common stock at $2.50 per share with 100% warrant coverage through the issuance of warrants to purchase up to 6,400,000 shares of common stock at an exercise price of $2.50 per share.   The Company paid cash commissions of $318,000 and issued five year warrants to purchase up to 305,000 shares of its common stock at an exercise price of $2.50 per share in connection with the sale of its securities in the January 2011 Private Placement.

In connection with 2009-2010 Private Placement, the Company also entered into certain registration rights agreements.  Under the registration rights agreements, the Company is required to file a registration statement covering the resale of the shares of common stock and shares of common stock underlying the warrants by February 9, 2011, and the registration is required to be deemed effective by the SEC on or before the 150 th  calendar day after the filing of such registration statement.  In the event these milestones are not met by the Company, the Company is obligated to issue, as liquidated damages on a pro-rata basis to these investors, approximately 290,000 shares for each month, or pro-rated amount if less than one month,  the registration is late up to a maximum of approximately 1,450,000 shares. In connection with the January 2011 private placement, we have granted the same demand registration rights with respect to the 800,000 shares of common stock and five year warrants to purchase up to 800,000 shares of common stock.  If a registration statement is not filed with the SEC on or before February 9, 2011, or if such registration statement is not deemed effective by the SEC on or before the 150 th  calendar day after the filing of the registration statement, the Company has agreed to make pro rata payments to the investors, as liquidated damages, of a number of shares of Company common stock equal to ten percent of the shares of common stock purchased by the respective investors and issued upon the exercise of the warrants for each 30-day period or pro rata for any portion thereof for which no registration statement has been filed or has not been declared effective by the SEC, as the case may be, provided that such amount shall not exceed five times the liquidated damages amount. There can be no assurance that the Company’s registration statement will be effective within 150 days after February 9, 2011.

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
(3)   Filed as an exhibit to the Form 10-Q for the quarter ended November 30, 2010 filed with the SEC on February 8, 2011.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS RARE EARTH RESOURCES CORP.

Date: May 25, 2011

/s/ K. Marc LeVier
K. Marc LeVier, duly authorized officer
and Principal Executive Officer

Date: May 25, 2011

/s/ Wm. Chris Mathers
Wm. Chris Mathers, Principal Financial Officer