Form 10-Q/A
period 2011-02-28
Texas Rare Earth Resources Corp.
filed 2011-05-25
CIK 1445942

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

 Explanatory Note

On November 1, 2010, the Company entered into a 24 month institutional public relations retainer agreement with Sunrise Securities Corp (“Sunrise”) for variously described services over a two year period as described in Note 4 to the Financial Statements.   Pursuant to the agreement, the Company agreed to issue Sunrise five-year options to purchase 250,000 shares at $1.60 per share and 250,000 shares at $5.00 per share, the fair value of which was determined by management to be $960,000. The Company originally recorded the issuance of these options on the date of issuance, February 2011, as a cost directly attributable to an offering of equity securities, i.e. as an offset to additional paid-in capital rather than expense. The Company is amending its original filing to reflect the issuance of these options as an equity based payment for services that will be expensed (non-cash) over the 24 month term of the agreement, in accordance with Accounting Standards Codification (“ASC”) 505-50.  The impact on the restated financial statements included herein is incremental non-cash expense of $160,000 recorded for the six months ended February 28, 2011.

Additionally as described in Note 4 to the Financial Statements, on February 16, 2011, the Company entered into a one year director’s agreement whereby the director is to receive 60,000 options to purchase 60,000 shares of the Company’s common stock.  The Company is amending its original filing to reflect ½ month’s expense of the value of these options, $6,250.

See Note 7 to the Financial Statements.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Texas Rare Earth Resources Corp
(Formerly Standard Silver Corporation)
BALANCE SHEETS

	February 28, 2011	August 31, 2010
	(Unaudited) (Restated)
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$4,076,014	$74,434
Prepaid expenses and other current assets	14,775	-
Total current assets	4,090,789	74,434

Property and equipment, net	24,093	26,559
Mineral properties	55,075	44,539

TOTAL ASSETS	$4,169,957	$145,532

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$71,115	$20,624
Notes and interest payable to related parties	-	90,448
Total current liabilities	71,115	111,072

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of February 28, 2011 and
August 31, 2010	-	-
Common stock, par value $0.01; 100,000,000 shares authorized,
27,581,260 and 23,670,260 issued and outstanding as of
February 28, 2011 and August 31, 2010, respectively	275,813	236,703
Additional paid-in capital	5,838,744	1,220,391
Accumulated deficit	(2,015,715)	(1,422,634)
Total shareholders' equity	4,098,842	34,460

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,169,957	$145,532

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
(Formerly Standard Silver Corporation)
UNAUDITED STATEMENTS OF OPERATIONS

	Six Months ended February 28,		Three Months ended February 28,
	(Restated) 2011	2010	(Restated) 2011	2010

OPERATING EXPENSES
Exploration costs	$118,818	$30,000	$71,723	$18,000
General & administrative expenses	476,426	347,933	373,791	300,881

Total operating expenses	595,244	377,933	445,514	318,881

LOSS FROM OPERATIONS	(595,244)	(377,933)	(445,514)	(318,881)

OTHER (INCOME) EXPENSE
Interest and other income	(3,339)	(66)	(2,562)	(32)
Interest expense	1,176	6,842	441	4,816

Total other (income) expense	(2,163)	6,776	(2,121)	4,784

NET LOSS	$(593,081)	$(384,709)	$(443,393)	$(323,665)

Net loss per share:
Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.02)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	24,973,926	23,251,835	25,756,090	23,400,121

The accompanying notes are an integral part of these financial statements.

Texas Rare Earth Resources Corp
(formerly Standard Siver Corporation)
UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY
For the six months ended February 28, 2011

					Additional
	Preferred stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at August 31, 2010 - Audited	-	$-	23,670,260	$236,703	$1,220,391	$(1,422,634)	$34,460

Shares issued for services recognized in
prior period	-	-	61,000	610	(610)	-	-

Common stock issued for prior period proceeds			131,250	1,313	(1,313)	-	-

Shares issued for compensation in prior year	-	-	300,000	3,000	(3,000)	-	-

Shares issued for services (Sunrise Securities)	-	-	30,000	300	38,250	-	38,550

Option expense (restated)	-	-	-	-	166,250	-	166,250

Common stock issued for cash			3,388,750	33,887	4,801,926	-	4,835,813

Issuance costs, cash payments	-	-	-		(383,150)	-	(383,150)

Net Loss (restated)	-	-	-	-	-	(593,081)	(593,081)

Balance at 2/28/11	-	$-	27,581,260	$275,813	$5,838,744	$(2,015,715)	$4,098,842

The accompanying notes are an integral part of these financial statements

TEXAS RARE EARTH RESOURCES CORP
(Formerly Standard Silver Corporation)
UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended February 28,
	(Restated) 2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(593,081)	$(384,709)
Adjustment to reconcile net loss to net cash
used in operating activities:
Stock based compensation	204,500	262,500
Depreciation expense	2,766	1,362
Changes in current assets and liabilities:
Prepaid expenses	(14,775)	-
Accounts payable and accrued expenses	33,043	4,944
Net cash used in operating activities	(367,547)	(115,903)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mineral properties	(10,536)	(2,418)
Purchase of fixed assets	-	(28,329)
Net cash used in investing activities	(10,536)	(30,747)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	4,069,850	322,500
Proceeds from exercise of common stock warrants	382,813	-
Repayment of notes payable to related parties	(73,000)	-
Net cash provided by financing activities	4,379,663	322,500
NET CHANGE IN CASH	4,001,580	175,850
CASH, BEGINNING OF PERIOD	74,434	-
CASH, END OF PERIOD	$4,076,014	$175,850

SUPPLEMENTAL INFORMATION
Interest paid	$18,846	$-
Taxes paid	$-	$-
Issuance of 131,250 shares of common stock for cash previously received	$1,313	$-
Issuance of 61,000 shares of common stock for services previously recorded	$610	$-
Issuance of 300,000 shares of common stock for director compensation
previously recorded	$3,000	$-

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

During the six months ended February 2011, the Company issued 131,250 shares to two investors in connection with our 2009 – 2010 Private Placement that were paid for in a prior period.

In January 2011, Class A Warrants to purchase 62,500 shares of the Company’s common stock and Class B warrants to purchase 31,250 shares of the Company’s common stock were exercised by an investor, resulting in $31,250 of proceeds being raised by the Company for the Class A warrants and $23,438 of proceeds being raised by the Company for the Class B Warrants.  Total proceeds to the Company as a result of the Class A and Class B Warrant exercise was $54,688.  In November 2011, Class A Warrants to purchase 375,000 shares of the Company’s common stock and Class B Warrants to purchase 187,500 shares of the Company’s common stock were exercised by an investor, resulting in $187,500 of proceeds being raised by the Company for the Class A Warrants and $140,625 of proceeds being raised by the Company for the Class B Warrants. Total proceeds to the Company as a result of the Class A and Class B Warrant exercise was $328,125.  The total number of Class A and Class B warrants exercised by these two investors was 437,500 and 218,750, respectively, resulting in $382,813 of total proceeds to the Company.

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

NOTE 4 – CAPITAL STOCK (Continued)

Other Equity Issues

In September 2010, the Company issued 300,000 common shares to a director for compensation recorded in the prior year at a fair value on the date of grant of $249,000.

During the quarter ended November 30, 2010, the Company issued 61,000 shares of common stock to two external consultants as payment for services performed in a prior period.

In November 2010, the Company entered into a non-exclusive investment banking agreement with Sunrise Securities Corp. (“Sunrise”) pursuant to which it agreed to pay a sales commission with respect to certain financings effected, or alternative transactions entered into, by the Company through introductions by Sunrise.  The Company agreed to pay Sunrise a monthly fee of 5,000 shares of restricted common stock beginning in November 2010.  The Company has issued 30,000 shares totaling $38,550 of expense from November through February related to this fee.

In November 2010, the Company also entered into a 24 month institutional public relations retainer agreement with Sunrise Financial Group, Inc., (“SFG”), an affiliate of Sunrise, pursuant to which it agreed to issue SFG five-year options to purchase 250,000 shares at $1.60 per share and 250,000 shares at $5.00 per share, with certain demand registration rights. These options were issued to SFG in February 2011 and expire in November 2015 per the agreement.  The Black-Scholes pricing model was used to estimate the fair value of the 500,000 options, assuming a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 425%, and an expected life of 5 years. The Company has determined these options to have an approximate fair value of $960,000, which will be recognized as an expense, $40,000 per month, over the term of this agreement. For the six months ended February 28, 2011, the Company recorded $160,000 as an expense. The remaining $800,000 of non-cash expense will be recognized by the Company over the remaining service period through October 2012.

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

In February 2011, the Company entered into a Director’s agreement with General Gregory Martin pursuant to which the Company issued to General Martin 5-year options to purchase 60,000 shares of the Company’s common stock at $2.50 per share as compensation for serving as a member of the Company’s board of directors.  The Black-Scholes pricing model was used to estimate the fair value of the 60,000 options issued during the period to this director, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 421%, and an expected life of 5 years. The Company has determined these options to have an approximate fair value of $150,000, or approximately $12,500 per month over the term of his 1-year agreement.  The Company has recorded $6,250, representing ½ month of expense for the period ending February 2011.

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
•
Term – The Company is required to file a registration statement covering the resale of the shares of common stock and shares of common stock underlying the warrants by February 9, 2011, and the registration is required to be deemed effective by the Securities and Exchange Commission (SEC) on or before the 150 th calendar day after the filing of such registration statement.  The initial registration was filed February 8, 2011.

NOTE 5 – CONTINGENCIES AND COMMITMENTS (Continued)

•
Events requiring transfer of consideration – Failure of the Company to file a registration statement by February 9, 2011 and/or the registration statement not deemed effective by the SEC on or before the 150 th  calendar day after the filing of such registration statement. The initial registration was filed February 8, 2011.

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

•
Events requiring transfer of consideration – Failure of the Company to file a registration statement by February 9, 2011 and/or the registration statement not deemed effective by the SEC on or before the 150 th  calendar day after the filing of such registration statement.

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

In May 2011, the Company issued 15,000 shares of restricted common stock to a consulting firm for investment banking services.

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

1.
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

2.	To reflect the issuance of 60,000 options to purchase 60,000 shares of the Company’s common stock under a 1-year director’s agreement dated February 16, 2011

A summary of the significant effects of the restatement are presented below:

	As originally
	reported	Change	As restated

February 28, 2011 unaudited balance sheet
Cash and cash equivalents	4,075,801	213	4,076,014
Accounts payable and accrued liabilities	71,027	87	71,114
Additional paid in capital	5,672,494	166,250	5,838,744
Accumulated deficit	1,849,590	166,125	2,015,715

Statement of Operations for the six months ended February 28, 2011
General & administrative expenses	310,301	166,125	476,426
Net loss	(426,956)	(166,125)	(593,081)
Net loss per share - basic and diluted	(0.02)	-	(0.02)

Statement of Operations for the three months ended February 28, 2011
General & administrative expenses	247,666	126,125	373,791
Net loss	(317,268)	(126,125)	(443,393)
Net loss per share - basic and diluted	(0.01)	(0.01)	(0.02)

Statement of Cash Flows for the six months ended February 28, 2011
Cash flows from operating activities:
Net loss	(426,956)	(166,125)	(593,081)
Stock issued for services	38,550	160,000	198,550
Stock based compensation	-	6,250	6,250
Change in accounts payable and accrued liabilities	32,955	88	33,043
Net cash used in operating activities	(367,760)	213	(367,547)

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

The Company was incorporated in the State of Nevada in 1970 under the name Standard Silver Corporation.  During the time we operated under the name Standard Silver Corporation, our focus was the exploration of our silver prospects.  In September 2010, we changed our name to Texas Rare Earth Resources Corp. to more appropriately reflect our current focus on heavy rare earth elements.  The Round Top rare earth prospect was initially developed in the late 1980's as a high grade beryllium resource. During the course of this project it was discovered that rare earth and other rare metal mineralization was also present within the mass of rhyolite that overlies the beryllium target zone. Uranium mineralization was also noted

Rare earth elements (or “REEs”) are a group of chemically similar elements that usually are found together in nature; they are referred to as the “lanthanide series.” These individual elements have a variety of characteristics that are important in a wide range of technologies, products, and applications and are critical inputs in existing and emerging applications including: computer hard drives, cell phones, clean energy technologies, such as hybrid and electric vehicles and wind power turbines; multiple high-tech uses, including fiber optics, lasers and hard disk drives; numerous defense applications, such as guidance and control systems and global positioning systems; and advanced water treatment technology for use in industrial, military and outdoor recreation applications. We have based our belief on the data published in the GSA Special Paper 246, 1990, a copy of which can be found at  http://www.minsocam.org/ammin/AM72/AM72_1122.pdf .

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

Results of Operations

General & Revenue

We had no operating revenues during the six months (“six month period”) and three months (“three month period”) ended February 28, 2011 and 2010. We are not currently profitable.  As a result of ongoing operating losses, we had an accumulated deficit of $2,015,714 as of February 28, 2011.

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

Our general and administrative (“G&A”) expenses for the six month period ended February 28, 2011 and 2010 were approximately $475,000 and $348,000, respectively.  Our G&A expenses for the six month period ended February 28, 2011 included approximately $250,000 for public relations fees, of which $198,500 of this amount was stock compensation for services; approximately $130,000 for fees paid to auditors and other professionals associated with the audits and reviews of our financial statements and a registration statement; and $52,000 for other outside professional services.  The remainder of our G&A expenses for the six month period ended February 28, 2011 were working capital and corporate expenditures.  Our G&A expenses for the six month period ended February 28, 2010 were primarily related to the audits of our financial statements and approximately $263,000 in stock-based compensation to a director and other professional consultants.

Our G&A expenses for the three month period ended February 28, 2011 and 2010 were approximately $374,000 and $301,000, respectively.  Our G&A expenses for the three month period ended February 28, 2011 included approximately $176,000 for public relations fees, of which approximately $149,000 of this amount was stock compensation for services; approximately $106,000 for fees paid to auditors and other professionals associated with the audits and reviews of our financial statements and a registration statement; and $52,000 for other outside professional services.  The remainder of our G&A expenses for the three month period ended February 28, 2011 were working capital and corporate expenditures.  Our G&A expenses for the three month period ended February 28, 2010 were primarily related to the audits of our financial statements and approximately $249,000 in stock-based compensation to a director.

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

Our net loss for the six-month period ended February 28, 2011 and 2010 was approximately $593,000 and $385,000, respectively.  Our net loss for the three-month period ended February 28, 2011 and 2010 was approximately $443,000 and $324,000, respectively.

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

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (A)
January 2011	Common Stock	740,000	Private Placement Investors (9)	1,850,000	Cash	4(2)
January 2011	Warrants	3,700,000	Private Placement Investors (9)	-	Issued as part of placement	4(2)
January 2011	Options	2,960,000	Private Placement Investors (9)	-	Issued as part of placement	4(2)
January 2011	Common Stock	562,500	John C. Tumazos	328,125	Cash	4(2)
January 2011	Common Stock	93,750	Paul Lewis	54,688	Cash	4(2)
January 2011	Common Stock	30,000	Sunrise Securities Corp.	-	Services rendered	4(2)
February 2011	Common Stock	860,000	Private Placement Investors (5)	2,150,000	Cash	4(2)
February 2011	Warrants	4,300,000	Private Placement Investors (5)	-	Issued as part of placement	4(2)
February 2011	Options	3,440,000	Private Placement Investors (5)	-	Issued as part of placement	4(2)
February 2011	Common Stock	118,750	Private Placement Investors (2)	47,500	Cash	4(2)
February 2011	Options	500,000	Sunrise Securities Corp.	-	Services rendered	4(2)
February 2011	Warrants	305,000	Brokers	-	Services rendered/commissions	4(2)
February 2011	Options	60,000	Director	-	Services rendered	4(2)

(A)  With respect to sales designated by “Sec. 4(2),” these shares were issued pursuant to the exemption from registration contained in to Section 4(2) of the Securities Act of 1933 as privately negotiated, isolated, non-recurring transactions not involving any public offer or solicitation. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser and the transfer agent affixed the appropriate legends. Each purchaser was given adequate access to sufficient information about us to make an informed investment decision. Except as otherwise set forth in this Quarterly Report on Form 10-Q/A, none of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6.  Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit Number	Description
3.1	Amended and Restated Bylaws (filed as Exhibit 3.1 to the Form 10 filed with the SEC on October 10, 2008)
3.2	Amended and Restated Articles of Incorporation (filed as Exhibit 3.2 to the Form 10 filed with the SEC on October 10, 2008)
3.3	Amendment to Articles of Incorporation (filed as Exhibit 3.3 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
10.1*	Stock Option Plan (filed as Exhibit 10.1 to the Form 10 filed with the SEC on October 10, 2008)
10.2	Lease (filed as Exhibit 10.2 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
10.3	Form of Class A Warrant (filed as Exhibit 10.3 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
10.4	Form of Class B Warrant (filed as Exhibit 10.4 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
10.5	Form of Registration Rights Agreement (filed as Exhibit 10.5 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
10.6*	Director’s Agreement (filed as Exhibit 10.6 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
10.7	Form of Subscription Agreement for January 2011 Investment (filed as Exhibit 10.7 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
10.8	Form of Warrant for January 2011 Investment (filed as Exhibit 10.8 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
10.9	Form of Registration Rights Agreement for January 2011 Investment (filed as Exhibit 10.9 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
10.10	Shareholders’ Agreement (filed as Exhibit 10.10 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
10.11*	Director’s Agreement for General Martin (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on February 23, 2011)
31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1(1)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to the Form 10-Q for the quarter ended February 28, 2011 filed with the SEC on February 8, 2011.

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