Form 10-Q/A
period 2010-11-30
Texas Rare Earth Resources Corp.
filed 2011-06-23
CIK 1445942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment #2)

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

304 Inverness Way South, Suite 365, Englewood, Colorado 80112
(Address of principal executive offices)

(303) 597-8737
(Issuer’s telephone number)

3 Riverway, Suite 1800, Houston, Texas 77056
(Former Address of principal executive offices)

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
Yes [ ]     No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 20, 2011, the registrant had 34,455,009 shares of common stock, par value $0.01per share, outstanding.

 Explanatory Note

On November 1, 2010, the Company entered into a 24 month institutional public relations retainer agreement with Sunrise Securities Corp (“Sunrise”) for variously described services over a two year period as described in Note 4 to the Financial Statements.   Pursuant to the agreement, the Company issued Sunrise five-year options to purchase 250,000 shares at $1.60 per share and 250,000 shares at $5.00 per share, the fair value of which on the measurement date was determined by management to be $960,000,  The Company has measured the options issued to Sunrise in accordance with ASC 505-50-30-14 & 15.  The Company has determined the measurement date of these options to be at the beginning of the agreement.  The Company is filing amendment #2 to this Form 10-Q to reflect that the issuance of these options should be recognized as an immediate expense during the three months ended November 30, 2010 consistent with ASC 505-50-25.

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
August 31, 2010	-	-
Common stock, par value $0.01; 100,000,000 shares authorized
25,176,260 and 23,670,260 issued and outstanding as of
November 30, 2010 and August 31, 2010, respectively	251,763	236,703
Additional paid-in capital	2,956,056	1,220,391
Accumulated deficit	(2,492,322)	(1,422,634)
Total shareholders' equity	715,497	34,460

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$818,400	$145,532

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
(Formerly Standard Silver Corporation)
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months ended November 30,
	2010	2009
	(Restated)
OPERATING EXPENSES
Exploration costs	$38,600	$12,000
General & administrative expenses	1,031,130	47,052

Total operating expenses	1,069,730	59,052

LOSS FROM OPERATIONS	(1,069,730)	(59,052)

OTHER (INCOME) EXPENSE
Interest and other income	(777)	(35)
Interest expense	735	4,838

Total other (income) expense	(42)	4,803

NET LOSS	$(1,069,688)	$(63,855)

Net loss per share:
Basic and diluted net loss per share	$(0.04)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	24,192,403	23,061,908

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
(Formerly Standard Silver Corporation)
UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended November 30,
	2010	2009
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,069,688)	$(63,855)
Adjustment to reconcile net loss to net cash
used in operating activities:
Stock issued for services	969,600	13,500
Depreciation expense	1,233	246
Increase in liabilities:
Accounts payable and accrued expenses	(8,169)	(2,776)
Net cash used in operating activities	(107,024)	(52,885)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mineral properties	(10,536)	(2,418)
Purchase of fixed assets	-	(22,329)
Net cash used in investing activities	(10,536)	(24,747)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	453,000	275,000
Proceeds from exercise of common stock warrants	328,125	-
Net cash provided by financing activities	781,125	275,000
NET CHANGE IN CASH	663,565	197,368
CASH, BEGINNING OF PERIOD	74,434	-
CASH, END OF PERIOD	$737,999	$197,368

SUPPLEMENTAL INFORMATION
Interest paid	$662	$-
Taxes paid	$-	$-
Issuance of 75,000 shares of common stock for cash previously received	$750	$-
Issuance of 61,000 shares of common stock for services previously recorded	$610	$-
Issuance of 300,000 shares of common stock for director compensation
previously recorded	$3,000	$-

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

The Company received cash proceeds from the sale of its common stock during the three months ended November 30, 2010 as follows:

Description	Shares of Common Stock Issued	Cash Proceeds Received
2009-2010 Private Placement (issuances occurred in quarter ended November 30, 2010)(1)	1,132,500	$453,000
Total shares of common stock issued and cash proceeds received from sale of common stock during the three months ended November 30, 2010(2)	1,132,500	$453,000

(1) See “2009-2010 Private Placement” below.
(2) Does not include an aggregate of 366,000 shares of common stock issued for services rendered during the three months ended November 30, 2010.  See “Other Equity Issues” below.

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

In November 2010, the Company also entered into a 24 month institutional public relations retainer agreement with Sunrise Financial Group, Inc., (“SFG”), an affiliate of Sunrise, pursuant to which it agreed to issue SFG five-year options to purchase 250,000 shares at $1.60 per share and 250,000 shares at $5.00 per share, with certain demand registration rights. The Black-Scholes pricing model was used to estimate the fair value of the 500,000 options, assuming a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 425%, and an expected life of 5 years. The Company has determined these options to have an approximate fair value of $960,000, which was recognized as an immediate expense during the three months ended November 30, 2010.

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

In May and June 2011, certain investors participating in the January 2011 Private Placement exercised their options and were issued an aggregate of 6,240,000 shares of common stock and five-year warrants to purchase up to 6,240,000 shares of common stock, exercisable at $2.50 per share, resulting in aggregate gross proceeds to the Company of $15,600,000.  In connection with the option exercises, the Company paid sales commissions of $872,000 in cash and issued five-year warrants to purchase up to 1,192,000 shares of common stock at an exercise price of $2.50 per share.

In June 2011, Sunrise performed a cashless exercise of its option to purchase 250,000 shares of common stock at $1.60 per share, resulting in the issuance of 175,000 shares of the Company’s common stock.

In June 2011, certain investors exercised 302,500 of their $0.50 Class A Warrants and 141,250 of their $0.75 Class B Warrants associated with the Company’s 2009 Private Placement, for total proceeds to the Company of $257,188.  Proceeds from the Class A Warrants exercised were $151,250 and proceeds from the Class B warrants exercised were $105,938.

NOTE 7 – RESTATEMENT OF FINANCIAL STATEMENTS

The Company is filing this Amendment #2 to its Quarterly Report on Form 10-Q for the quarter ended November 30, 2010 to restate the financial results.  The restatement includes the following adjustment:

On November 1, 2010, the Company entered into a 24 month institutional public relations retainer agreement with Sunrise Securities Corp (“Sunrise”) for variously described services over a two year period as described in Note 4 to the Financial Statements.   Pursuant to the agreement, the Company issued Sunrise five-year options to purchase 250,000 shares at $1.60 per share and 250,000 shares at $5.00 per share, the fair value of which on the measurement date was determined by management to be $960,000. The Company has measured the options issued to Sunrise in accordance with ASC 505-50-30-14 & 15.  The Company has determined the measurement date of these options to be at the beginning of the agreement.  For accounting recognition purposes, we reviewed ASC section 505-50-25, specifically 25-7, which requires either immediate expense recognition or prepaid asset, depending on the facts and circumstances. The Company is filing amendment #2 to this Form 10-Q to reflect that the issuance of these options should be recognized as an immediate expense during the three months ended November 30, 2010 consistent with ASC 505-50-25.

A summary of the significant effects of the restatement are presented below:
	As Restated under		As
	Amendment #1	Change	Restated

November 30, 2010 unaudited balance sheet
Accounts payable and accrued liabilities	$51,057	$(40,000)	$11,057
Accumulated Deficit	(1,572,322)	(920,000)	(2,492,322)

Statement of Operations for the three months ended November 30, 2010
General and administrative expenses	111,130	920,000	1,031,130
Net loss	(149,688)	(920,000)	(1,069,688)
Net loss per share – basic and diluted	(0.01)	(0.03)	(0.04)

Statement of Cash Flows for the three months ended November 30, 2010
Cash flows from operating activities:
Net loss	(149,688)	(920,000)	(1,069,688)
Stock issued for services	49,600	920,000	969,600
Net cash used in operating activities	(107,024)	0	(107,024)

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

Results of Operations

General & Revenue

We had no operating revenues during the three months ended November 30, 2010 and 2009. We are not currently profitable.  As a result of ongoing operating losses, we had an accumulated deficit of $2,492,322 as of November 30, 2010.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the three months ended November 30, 2010 and 2009 in the amount of $38,600 and $12,000, respectively.  These expenditures were primarily related to outside consulting services relating to our Round Top project.

Our general and administrative expenses for the three months ended November 30, 2010 and 2009 were $1,031,130 and $47,052, respectively, which included $73,000 for public relations fees, of which $969,600 of this amount was stock compensation for services, and $23,991 for fees associated with the audit and review of our historical financial statements as we prepared to bring our SEC filings current..  The remainder of our general and administrative expenses for the three months ended November 30, 2010 were expenses incurred that was necessary for us to carry out our operations.  Our general and administrative expenses for the three months ended November 30, 2009 included approximately $12,000 of expenses, such as travel, necessary to raise additional capital for the company.  We recorded $15,000 related to shares issued for services for outside internet and website consulting.

We accrued interest expense on related party notes payable in the amount of $735 and $4,838 for the three months ended November 30, 2010 and 2009, respectively.  In December 2010, the principal and accrued interest for the advances to certain officers was paid in full.

Our loss from operations for the three months ended November 30, 2010 and 2009 was $1,069,730 and $59,052, respectively.

Liquidity and Capital Resources

As of November 30, 2010, we a working capital surplus of approximately $635,096.  We invested approximately $10,536 and $2,418 in mineral properties for the three months ending November 30, 2010 and 2009, respectively.  We purchased transportation equipment for our Round Top property in the approximate amount of $22,000 during the three months ended November 30, 2009.

Over the next twelve to eighteen months we plan to conduct significant geological studies, sampling and drilling at our Round Top property.  The timing of these expenditures is dependent upon a number of factors, including the availability of drilling contractors. We estimate these expenditures will total approximately $2,200,000 for exploration costs, $150,000 relating to the approval of our initial plan of operations and permitting fees, $170,000 in capital expenditures, and approximately $1,325,000 in general and administrative expenditures.

Our exploration costs are estimated to be approximately $2,200,000, and our timeline includes (i) conducting and interpreting an airborne geophysical survey planned for the third quarter of this fiscal year, (ii) drilling approximately 12,000 feet and the collection of approximately 5,000 samples that will be ongoing through January 2012, (iii) metallurgical analysis of these samples that will take place during this timeframe, (iv) onsite contract geological services that will be ongoing through February 2012, and (v) ongoing other expenditures over the next twelve months that are necessary to accomplish our exploration efforts.  There is no assurance that we will be able to complete these activities in the timeframe set forth above, or at all. Our airborne geophysical survey was completed in June 2011 and we are awaiting its interpretation.

We estimate that we will incur approximately $150,000 in expenditures to file our initial plan of operations with the State of Texas and to acquire necessary permits.  Our initial plan of operations was approved in April 2011 and triggered an additional one time property cost of $65,000.  We will be required to pay a $45,000 lease payment to the State of Texas in August 2011 for our Round Top project.  We estimate that in July 2011 we will be required to pay a $20,000 permitting and compliance fee to the Texas Railroad Commission, and in September and October 2011, we will be required to pay approximately $20,000 for prospecting permits to the State of Texas for our Round Top project.  The estimated timeframe for these payments, including the amounts, may change.

Our capital expenditures for the next twelve months are estimated to be $170,000, which will include the following:  (i) in July and August 2011, we intend to spend approximately $75,000 to purchase transportation equipment and to construct a field office; (ii) in September 2011 we intend to purchase ventilation equipment for our Round Top project for approximately $10,000, and (iii) approximately $75,000 for additional office and field equipment necessary to carry out our operations. The remaining $10,000 will be spent on other miscellaneous equipment necessary for us to conduct our exploration.  The estimated timeframe for these payments, including the amounts, may change.

We have estimated that our general and administrative expenditures, which will be spent ratably over the next twelve months, to total approximately $1,325,000.  Payroll, payroll taxes, benefits and associated travel for four employees is estimated to be $520,000 over this period of time.  We estimate that we will incur professional fees of approximately $120,000 over the next twelve months.  These fees will be primarily associated with the audit and reviews of our financial statements and Exchange Act filings, which will occur after each quarter end and after our fiscal year end.  We estimate that we will incur approximately $600,000 for professional fees associated with the assistance of the management and supervision of our field operations.  The remainder of our general and administrative expenditures totaling $85,000 will be spent on items necessary for us to conduct our general business affairs.  Our exploration activities will be carried out by our geologic staff and such qualified outside contractors as is necessary. We have an office/lab trailer at the site.  We will expand these facilities as the project develops.     We believe that we have sufficient capital to fund operations and exploration activity on our Round Top prospect through the end of calendar year 2011.  We will, however, need to raise additional funding subsequent to calendar year 2011 to continue our exploration and development activities.

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

In May and June 2011, certain investors participating in the January 2011 Private Placement exercised their options and were issued an aggregate of 6,240,000 shares of common stock and five-year warrants to purchase up to 6,240,000 shares of common stock, exercisable at $2.50 per share, resulting in aggregate gross proceeds to the Company of $15,600,000.  In connection with the option exercises, the Company paid sales commissions of $872,000 in cash and issued five-year warrants to purchase up to 1,192,000 shares of common stock at an exercise price of $2.50 per share.

In June 2011, certain investors exercised 302,500 of their $0.50 Class A Warrants and 141,250 of their $0.75 Class B Warrants associated with the Company’s 2009 Private Placement, for total proceeds to the Company of $257,188.  Proceeds from the Class A Warrants exercised were $151,250 and proceeds from the Class B warrants exercised were $105,938.

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

In January 2011, Class A Warrants to purchase 62,500 shares of the Company’s common stock and Class B warrants to purchase 31,250 shares of the Company’s common stock were exercised by an investor, resulting in $31,250 of proceeds being raised by the Company for the Class A warrants and $23,438 of proceeds being raised by the Company for the Class B Warrants.  Total proceeds to the Company as a result of the Class A and Class B Warrant exercise was $54,688.  In February 2011, Class A Warrants to purchase 375,000 shares of the Company’s common stock and Class B Warrants to purchase 187,500 shares of the Company’s common stock were exercised by an investor, resulting in $187,500 of proceeds being raised by the Company for the Class A Warrants and $140,625 of proceeds being raised by the Company for the Class B Warrants.   Total proceeds to the Company as a result of the Class A and Class B Warrant exercise was $328,125.  The total number of Class A and Class B warrants exercised by these two investors was 437,500 and 218,750, respectively, resulting in $382,813 of total proceeds to the Company.  In June 2011, certain investors exercised 302,500 of their $0.50 Class A Warrants and 141,250 of their $0.75 Class B Warrants associated with the Company’s 2009 Private Placement, for total proceeds to the Company of $257,188.  Proceeds from the Class A Warrants exercised were $151,250 and proceeds from the Class B warrants exercised were $105,938.

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

During May and June 2011, the Company realized $15,600,000 from the exercise of options associated with its January 2011 Private Placement.  In June 2011, the Company issued 1,192,000 warrants and paid $872,000 in commissions to certain brokers in association with the exercise of the options.

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

Item 6.  Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit Number	Description
3.1	Amended and Restated Bylaws (filed as Exhibit 3.1 to the Form 10 filed with the SEC on October 10, 2008)
3.2	Amended and Restated Articles of Incorporation (filed as Exhibit 3.2 to the Form 10 filed with the SEC on October 10, 2008)
3.3	Amendment to Articles of Incorporation (filed as Exhibit 3.3 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
10.1*	Stock Option Plan (filed as Exhibit 10.1 to the Form 10 filed with the SEC on October 10, 2008)
10.2	Lease (filed as Exhibit 10.2 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
10.3	Form of Class A Warrant (filed as Exhibit 10.3 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
10.4	Form of Class B Warrant (filed as Exhibit 10.4 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
10.5	Form of Registration Rights Agreement (filed as Exhibit 10.5 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
10.6*	Director’s Agreement (filed as Exhibit 10.6 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
10.7	Form of Subscription Agreement for January 2011 Investment (filed as Exhibit 10.7 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
10.8	Form of Warrant for January 2011 Investment (filed as Exhibit 10.8 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
10.9	Form of Registration Rights Agreement for January 2011 Investment (filed as Exhibit 10.9 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
10.10	Shareholders’ Agreement (filed as Exhibit 10.10 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
10.11*	Director’s Agreement for General Martin (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on February 23, 2011)
31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1(1)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to the Form 10-Q for the quarter ended November 30, 2010 filed with the SEC on June 24, 2011.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS RARE EARTH RESOURCES CORP.

Date: June 23, 2011

/s/ K. Marc LeVier
K. Marc LeVier, duly authorized officer
and Principal Executive Officer

Date: June 23, 2011

/s/ Wm. Chris Mathers
Wm. Chris Mathers, Principal Financial Officer