Form 10-Q/A
period 2011-02-28
Texas Rare Earth Resources Corp.
filed 2011-06-23
CIK 1445942

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

Explanatory Note

On November 1, 2010, the Company entered into a 24 month institutional public relations retainer agreement with Sunrise Securities Corp (“Sunrise”) for variously described services over a two year period as described in Note 4 to the Financial Statements.   Pursuant to the agreement, the Company issued Sunrise five-year options to purchase 250,000 shares at $1.60 per share and 250,000 shares at $5.00 per share, the fair value of which on the measurement date was determined by management to be $960,000.  The Company has measured the options issued to Sunrise in accordance with ASC 505-50-30-14 & 15.  The Company has determined the measurement date of these options to be at the beginning of the agreement.  The Company is filing amendment #2 to this Form 10-Q to reflect that the issuance of these options should be recognized as an immediate expense during the six months ended February 28, 2011 consistent with ASC 505-50-25.

Additionally as described in Note 4 to the Financial Statements, on February 16, 2011, the Company entered into a director’s agreement whereby the director received an option to purchase 60,000 of the Company’s common stock, exercisable upon the date of grant.  The Company is amending this filing to reflect the entire fair value of $150,000 as an immediate expense for the three month period ending February 28, 2011 in accordance with FASB ASC 718.

See Note 7 to the Financial Statements.

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
August 31, 2010	-	-
Common stock, par value $0.01; 100,000,000 shares authorized,
27,581,260 and 23,670,260 issued and outstanding as of
February 28, 2011 and August 31, 2010, respectively	275,813	236,703
Additional paid-in capital	6,782,494	1,220,391
Accumulated deficit	(2,959,465)	(1,422,634)
Total shareholders' equity	4,098,842	34,460

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,169,957	$145,532

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
(Formerly Standard Silver Corporation)
UNAUDITED STATEMENTS OF OPERATIONS

	Six Months ended February 28,		Three Months ended February 28,
	(Restated) 2011	2010	(Restated) 2011	2010

OPERATING EXPENSES
Exploration costs	$118,818	$30,000	$71,723	$18,000
General & administrative expenses	1,420,176	347,933	397,541	300,881

Total operating expenses	1,538,994	377,933	469,264	318,881

LOSS FROM OPERATIONS	(1,538,994)	(377,933)	(469,264)	(318,881)

OTHER (INCOME) EXPENSE
Interest and other income	(3,339)	(66)	(2,562)	(32)
Interest expense	1,176	6,842	441	4,816

Total other (income) expense	(2,163)	6,776	(2,121)	4,784

NET LOSS	$(1,536,831)	$(384,709)	$(467,143)	$(323,665)

Net loss per share:
Basic and diluted net loss per share	$(0.06)	$(0.02)	$(0.02)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	24,973,926	23,251,835	25,756,090	23,400,121

The accompanying notes are an integral part of these financial statements.

Texas Rare Earth Resources Corp
(formerly Standard Siver Corporation)
UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY
For the six months ended February 28, 2011

					Additional
	Preferred stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at August 31, 2010 - Audited	-	$-	23,670,260	$236,703	$1,220,391	$(1,422,634)	$34,460

Shares issued for services recognized in
prior period	-	-	61,000	610	(610)	-	-

Common stock issued for prior period proceeds			131,250	1,313	(1,313)	-	-

Shares issued for prior period compensation	-	-	300,000	3,000	(3,000)	-	-

Shares issued for services (Sunrise Securities)	-	-	30,000	300	38,250	-	38,550

Option expense related to services (restated)	-	-	-	-	1,110,000	-	1,110,000

Common stock issued for cash			3,388,750	33,887	4,801,926	-	4,835,813

Cash paid for placement fees	-	-	-		(383,150)	-	(383,150)

Net Loss (restated)	-	-	-	-	-	(1,536,831)	(1,536,831)

Balance at February 28, 2011	-	$-	27,581,260	$275,813	$6,782,494	$(2,959,465)	$4,098,842

The accompanying notes are an integral part of these financial statements

TEXAS RARE EARTH RESOURCES CORP
(Formerly Standard Silver Corporation)
UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended February 28,
	(Restated) 2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,536,831)	$(384,709)
Adjustment to reconcile net loss to net cash
used in operating activities:
Stock based compensation	1,148,550	262,500
Depreciation expense	2,466	1,362
Changes in current assets and liabilities:
Prepaid expenses	(14,775)	-
Accounts payable and accrued expenses	33,043	4,944
Net cash used in operating activities	(367,547)	(115,903)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mineral properties	(10,536)	(2,418)
Purchase of fixed assets	-	(28,329)
Net cash used in investing activities	(10,536)	(30,747)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and exercise of warrants	4,835,813	322,500
Commissions paid	(383,150)	-
Repayment of notes payable to related parties	(73,000)	-
Net cash provided by financing activities	4,379,663	322,500
NET CHANGE IN CASH	4,001,580	175,850
CASH, BEGINNING OF PERIOD	74,434	-
CASH, END OF PERIOD	$4,076,014	$175,850

SUPPLEMENTAL INFORMATION
Interest paid	$18,846	$-
Taxes paid	$-	$-
Issuance of 131,250 shares of common stock for cash previously received	$1,313	$-
Issuance of 61,000 shares of common stock for services previously recorded	$610	$-
Issuance of 300,000 shares of common stock for director compensation
previously recorded	$3,000	$-

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

The Company received cash proceeds from the sale of its common stock and the exercise of Class A Warrants and Class B Warrants to purchase common stock during the six months ended February 28, 2011 as follows:

Description	Shares of Common Stock Issued	Cash Proceeds Received
2009-2010 Private Placement (issuances occurred in quarter ended November 30, 2010)(1)	1,132,500	$453,000
Exercise of Class A & B Warrants issued in connection with 2009 – 2010 Private Placement (issuances occurred in quarter ended February 28, 2011)(1)	656,250	382,813
January 2011 Private Placement (issuance occurred in quarter ended February 28, 2011)(2)	1,600,000	4,000,000
Total shares of common stock issued and cash proceeds received from sale of common stock and from the exercise of Class A & B Warrants during the six months ended February 28, 2011(3)	3,388,750	$4,835,813

(1) See “2009-2010 Private Placement” below.
(2) See “January 2011 Private Placement” below.
(3) Does not include an aggregate of 391,000 shares of common stock issued for services rendered during the six months ended February 28, 2011.  See “Other Equity Issues” below.

2009 – 2010 Private Placement

Between October 2009 and November 2010, the Company raised cash proceeds of $905,500 through the issuance of 2,263,750 shares of common stock and the issuance of Class A Warrants to purchase 2,263,750 shares of common stock and Class B Warrants to purchase 1,131,875 shares of common stock.  Of the $905,500 cash proceeds raised for this private placement, $452,500 was raised prior to September 1, 2010 and $453,000, representing the sale of 1,132,500 shares of common stock, was raised in September through November 2010. The final closing of this private placement was January 10, 2011.

During the six months ended February 2011, the Company issued 131,250 shares to two investors in connection with our 2009 – 2010 Private Placement that were paid for in a prior period.

In January 2011, Class A Warrants to purchase 62,500 shares of the Company’s common stock and Class B warrants to purchase 31,250 shares of the Company’s common stock were exercised by an investor, resulting in $31,250 of proceeds being raised by the Company for the Class A warrants and $23,438 of proceeds being raised by the Company for the Class B Warrants.  Total proceeds to the Company as a result of the Class A and Class B Warrant exercise was $54,688.  In February 2011, Class A Warrants to purchase 375,000 shares of the Company’s common stock and Class B Warrants to purchase 187,500 shares of the Company’s common stock were exercised by an investor, resulting in $187,500 of proceeds being raised by the Company for the Class A Warrants and $140,625 of proceeds being raised by the Company for the Class B Warrants. Total proceeds to the Company as a result of the Class A and Class B Warrant exercise was $328,125.  The shares of common stock issued upon exercise of the  Class A and Class B Warrants by these two investors was 437,500 and 218,750, respectively (a total of 656,250 shares of common stock), resulting in $382,813 of total cash proceeds to the Company.

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

The Company paid $65,150 in legal fees associated with the issuance of the shares associated with the January 2011 Private Placement.

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

In November 2010, the Company also entered into a 24 month institutional public relations retainer agreement with Sunrise Financial Group, Inc., (“SFG”), an affiliate of Sunrise, pursuant to which it agreed to issue SFG five-year options to purchase 250,000 shares at $1.60 per share and 250,000 shares at $5.00 per share, with certain demand registration rights.  The Black-Scholes pricing model was used to estimate the fair value of the 500,000 options, assuming a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 425%, and an expected life of 5 years.  The Company has determined these options to have an approximate fair value of $960,000, which was recognized as an immediate expense during the six months ended February 28, 2011.

In January 2011, we entered into a finders agreement with Aspenwood Capital (“Aspenwood”) under which Aspenwood would introduce potential investors to the Company.  The Company agreed to pay up to a 10% cash fee and to issue a five year warrant to purchase up to 10% of the number of shares sold to investors introduced to the Company by Aspenwood at an exercise price equal to 100% of the equity purchase price.  The warrant may be exercised on a cashless basis at any time subsequent to August 31, 2011 in the event the Company does not maintain an effective registration statement on file with the SEC.  The Company has paid $25,000 under this agreement as of June 20, 2011.

NOTE 4 – CAPITAL STOCK (Continued)

In February 2011, the Company entered into a Director’s agreement with General Gregory Martin pursuant to which the Company issued to General Martin 5-year options to purchase 60,000 shares of the Company’s common stock at $2.50 per share as compensation for serving as a member of the Company’s board of directors.  The Black-Scholes pricing model was used to estimate the fair value of the 60,000 options issued during the period to this director, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 421%, and an expected life of 5 years. The Company has determined these options to have an approximate fair value of $150,000.  General Martin’s award immediately vests on the grant date and were awarded for services as a nonemployee director acting in his role as a member of the board of directors. Therefore, the Company has recorded the entire amount of this award on the grant date as an immediate expense for the three month period ending February 28, 2011 in accordance with FASB ASC 718.

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

NOTE 5 – CONTINGENCIES AND COMMITMENTS (CONTINUED)

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

In June 2011, SFG exercised a warrant to purchase 250,000 shares on a cashless basis resulting in the issuance of 175,000 shares of common stock.

In June 2011, certain investors exercised Class A Warrants to purchase 302,500 shares of common stock for cash proceeds of $151,250 and Class B Warrants to purchase 141,250 shares of common stock for cash proceeds of $105,938.

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

NOTE 7 – RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its financial results as of and for the three and six months ended February 28, 2011.  The restatement includes the following adjustments:

1. On November 1, 2010, the Company entered into a 24 month institutional public relations retainer agreement with Sunrise for variously described services over a two year period as described in Note 4 to the Financial Statements.   Pursuant to the agreement, the Company issued Sunrise five-year options to purchase 250,000 shares at $1.60 per share and five-year options to purchase 250,000 shares at $5.00 per share, the fair value of which on the measurement date was determined by management to be $960,000. The Company is filing amendment #2 to its Form 10-Q to reflect that the issuance of these options should be recognized as an immediate expense during the six months ended February 28, 2011 consistent with ASC 505-50-25, specifically 25-7.

2.          Additionally as described in Note 4 to the Financial Statements, on February 16, 2011, the Company entered into a director’s agreement whereby the director received an option to purchase 60,000 of the Company’s common stock, exercisable upon the date of grant.  The Company is amending its Form 10-Q filing to reflect the entire fair value of $150,000 as an immediate expense for the three month period ending February 28, 2011 in accordance with FASB ASC 718.

 A summary of the significant effects of the restatement are presented below:

	As originally
	amended	Change	As restated

February 28, 2011 unaudited balance sheet
Cash and cash equivalents	4,076,014		4,076,014

Additional paid in capital	5,838,744	943,750	6,782,494
Accumulated deficit	2,015,715	943,750	2,959,465

Statement of Operations for the six months ended February 28, 2011
General & administrative expenses	476,426	943,750	1,420,176
Net loss	(593,081)	(943,750)	(1,536,831)
Net loss per share - basic and diluted	(0.02)	(0.04)	(0.06)

Statement of Operations for the three months ended February 28, 2011
General & administrative expenses	373,791	23,750	397,541
Net loss	(443,393)	23,750	(467,143)

Statement of Cash Flows for the six months ended February 28, 2011
Cash flows from operating activities:
Net loss	(593,081)	943,750	(1,536,831)
Stock issued for services	204,800	943,750	1,148,550

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

Overview and Organizational History

We were incorporated in the State of Nevada in 1970 as Standard Silver Corporation.  In July, 2004, our Articles of Incorporation were amended and restated to increase the number of shares of common stock to 25,000,000, and in March 2007, we affected a 1-for-2 reverse stock split.  In September, 2008, we amended and restated our Articles of Incorporation to allow the increase of the number of shares of common stock from 25,000,000 to 100,000,000, and to authorize an additional 10,000,000 shares of preferred stock, to be issued at management’s discretion.  In September 2010 amended our Amended and Restated Articles of Incorporation to change our name from Standard Silver Corporation to Texas Rare Earth Resources Corp.

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

Results of Operations

Quarters ended February 28, 2011 (as restated) and 2010

General & Revenue

We had no operating revenues during the six months (“six month period”) and three months (“three month period”) ended February 28, 2011 and 2010. We are not currently profitable.  As a result of ongoing operating losses, we had an accumulated deficit of $2,959,465 as of February 28, 2011.

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

Our general and administrative (“G&A”) expenses for the six month period ended February 28, 2011 and 2010 were approximately $1,420,000 and $348,000, respectively.  Our G&A expenses for the six month period ended February 28, 2011 included approximately $1,050,000 for public relations fees, of which $998,000 of this amount was stock compensation for services; approximately $130,000 for fees paid to auditors and other professionals associated with the audits and reviews of our financial statements and a registration statement; and $52,000 for other outside professional services.  The remainder of our G&A expenses for the six month period ended February 28, 2011 were working capital and corporate expenditures.  Our G&A expenses for the six month period ended February 28, 2010 were primarily related to the audits of our financial statements and approximately $263,000 in stock-based compensation to a director and other professional consultants.

Our G&A expenses for the three month period ended February 28, 2011 and 2010 were approximately $398,000 and $301,000, respectively.  Our G&A expenses for the three month period ended February 28, 2011 included approximately $56,000 for public relations fees, of which approximately $28,800 of this amount was stock compensation for services; approximately $106,000 for fees paid to auditors and other professionals associated with the audits and reviews of our financial statements and a registration statement; and $52,000 for other outside professional services.  The remainder of our G&A expenses for the three month period ended February 28, 2011 were working capital and corporate expenditures.  Our G&A expenses for the three month period ended February 28, 2010 were primarily related to the audits of our financial statements and approximately $249,000 in stock-based compensation to a director.

We accrued interest expense on related party notes payable in the amount of $1,200 and $7,000 for the six month period ended February 28, 2011 and 2010, respectively, and $1,000 and $5,000 for the three month period ended February 28, 2011 and 2010, respectively.  In December 2010, the notes payable principal balance of $73,000 and accrued interest for the advances to certain officers were paid in full.

Our net loss for the six-month period ended February 28, 2011 and 2010 was approximately $1,540,000 and $385,000, respectively.  Our net loss for the three-month period ended February 28, 2011 and 2010 was approximately $467,000 and $324,000, respectively.

Liquidity and Capital Resources

As of February 28, 2011, we had a working capital surplus of approximately $4,020,000, resulting primarily from our January 2011 Private Placement.  We believe that we have sufficient capital to fund our planned operation through the end of calendar year 2011.  During the six month period ending February 28, 2011, we invested $10,536 in mineral properties.  We purchased transportation and facilities equipment for our Round Top property in the approximate amount of $28,000 during the six month period ended February 28, 2010.

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

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6.  Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit Number	Description
3.1	Amended and Restated Bylaws (filed as Exhibit 3.1 to the Form 10 filed with the SEC on October 10, 2008)
3.2	Amended and Restated Articles of Incorporation (filed as Exhibit 3.2 to the Form 10 filed with the SEC on October 10, 2008)
3.3	Amendment to Articles of Incorporation (filed as Exhibit 3.3 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
10.1*	Stock Option Plan (filed as Exhibit 10.1 to the Form 10 filed with the SEC on October 10, 2008)
10.2	Lease (filed as Exhibit 10.2 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
10.3	Form of Class A Warrant (filed as Exhibit 10.3 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
10.4	Form of Class B Warrant (filed as Exhibit 10.4 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
10.5	Form of Registration Rights Agreement (filed as Exhibit 10.5 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
10.6*	Director’s Agreement (filed as Exhibit 10.6 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
10.7	Form of Subscription Agreement for January 2011 Investment (filed as Exhibit 10.7 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
10.8	Form of Warrant for January 2011 Investment (filed as Exhibit 10.8 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
10.9	Form of Registration Rights Agreement for January 2011 Investment (filed as Exhibit 10.9 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
10.10	Shareholders’ Agreement (filed as Exhibit 10.10 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
10.11*	Director’s Agreement for General Martin (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on February 23, 2011)
31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1(1)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to the Form 10-Q for the quarter ended February 28, 2011 filed with the SEC on June 24, 2011.

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