Form 10-Q
period 2011-05-31
Texas Rare Earth Resources Corp.
filed 2011-07-15
CIK 1445942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
100 F Street NE
Washington, D.C. 20549

FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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
Yes [ ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 5, 2011, the registrant had 34,455,009 shares of common stock, par value $0.01per share, outstanding.

Texas Rare Earth Resources Corp
(Formerly Standard Silver Corporation)
BALANCE SHEETS

	May 31, 2011	August 31, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$9,845,128	$74,434
Prepaid expenses and other current assets	50,872	-
Total current assets	9,896,000	74,434

Property, plant and equipment, net	125,711	26,559
Mineral properties	130,076	44,539
Deposits	6,876	-

TOTAL ASSETS	$10,158,663	$145,532

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$201,713	$20,624
Notes and interest payable to related parties	-	90,448
Total current liabilities	201,713	111,072

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of May 31, 2011 and
August 31, 2010	-	-
Common stock, par value $0.01; 100,000,000 shares authorized,
27,636,260 and 23,670,260 issued and outstanding as of
May 31, 2011 and August 31, 2010, respectively	276,363	236,703
Additional paid-in capital	15,451,466	1,220,391
Accumulated deficit	(5,770,879)	(1,422,634)
Total shareholders' equity	9,956,950	34,460

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,158,663	$145,532

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
(Formerly Standard Silver Corporation)
UNAUDITED STATEMENTS OF OPERATIONS

	Nine Months ended May 31,		Three Months ended May 31,
	2011	2010	2011	2010

OPERATING EXPENSES
Exploration costs	$365,237	$78,711	$246,419	$48,711
General & administrative expenses	3,991,311	360,446	2,571,134	12,514

Total operating expenses	4,356,548	439,157	2,817,553	61,225

LOSS FROM OPERATIONS	(4,356,548)	(439,157)	(2,817,553)	(61,225)

OTHER (INCOME) EXPENSE
Interest and other income	(9,479)	(389)	(6,140)	(323)
Interest expense	1,176	8,892	-	4,860

Total other (income) expense	(8,303)	8,503	(6,140)	4,537

NET LOSS	$(4,348,245)	$(447,660)	$(2,811,413)	$(65,762)

Net loss per share:
Basic and diluted net loss per share	$(0.17)	$(0.02)	$(0.10)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	25,858,428	23,308,593	27,589,237	23,420,260

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
(Formerly Standard Silver Corporation)
UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended May 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,348,245)	$(447,660)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation expense	6,348	2,612
Stock issued for services	1,118,221	13,500
Stock based compensation	2,320,651	249,000
Changes in current assets and liabilities:
Prepaid expenses	(38,548)	-
Accounts payable and accrued expenses	163,641	(3,236)
Net cash used in operating activities	(777,932)	(185,784)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mineral properties	(85,536)	(5,558)
Purchase of fixed assets	(105,501)	(30,536)
Net cash used in investing activities	(191,037)	(36,094)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	10,812,663	452,500
Repayment of notes payable to related parties	(73,000)	-
Net cash provided by financing activities	10,739,663	452,500
NET CHANGE IN CASH	9,770,694	230,622
CASH, BEGINNING OF PERIOD	74,434	-
CASH, END OF PERIOD	$9,845,128	$230,622

SUPPLEMENTAL INFORMATION
Interest paid	$18,846	$-
Taxes paid	$-	$-
Issuance of 131,250 shares of common stock for cash previously received	$1,313	$-
Issuance of 61,000 shares of common stock for services previously recorded	$610	$-
Issuance of 300,000 shares of common stock for director compensation
previously recorded	$3,000	$-

The accompanying notes are an integral part of these financial statements.

Texas Rare Earth Resources Corp
(formerly Standard Silver Corporation)
Notes to Interim Financial Statements
May 31, 2011
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

Under the lease, we will pay the State of Texas a lease bonus of $197,800, $35,000 of which was paid upon the execution of the lease, $65,000 which was paid in April 2011 when we submitted our initial plan of operations to conduct exploration, and $97,800 which will be due when we submit a supplemental plan of operations to conduct mining.  Upon the sale of minerals removed from Round Top, we will pay the State of Texas a $500,000 minimum advance royalty.  Thereafter, we will pay the State of Texas a production royalty equal to eight percent (8%) of the market value of uranium and other fissionable materials removed and sold from Round Top and six and one quarter percent (6 ¼%) of the market value of all other minerals removed and sold from Round Top.

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

The Company received cash proceeds from the sale of its common stock and the exercise of Class A Warrants and Class B Warrants to purchase common stock during the nine months ended May 31, 2011 as follows:

Description	Shares of Common Stock Issued	Cash Proceeds Received
2009-2010 Private Placement (issuances occurred in quarter ended November 30, 2010)(1)	1,132,500	$453,000
Exercise of Class A & B Warrants issued in connection with 2009 – 2010 Private Placement (issuances occurred in quarter ended February 28, 2011)(1)	656,250	382,813
January 2011 Private Placement (issuance occurred in quarter ended February 28, 2011)(2)	1,600,000	4,000,000
Exercise of options issued in January 2011 Private Placement (cash received and stock issued in quarter ended May 31, 2011)(2)	40,000	100,000
Exercise of options issued in January 2011 Private Placement (cash received in quarter ended May 31, 2011 and stock issued subsequent to quarter ended May 31, 2011)(2)	-	6,300,000
Net offering costs	-	(383,150)
Total shares of common stock issued and net cash proceeds received from sale of common stock and from the exercise of Class A & B Warrants during the nine months ended May 31, 2011(3)	3,428,750	$10,852,663

(1) See “2009-2010 Private Placement” below.
(2) See “January 2011 Private Placement” below.
(3) Does not include an aggregate of 406,000 shares of common stock issued for services rendered during the nine months ended May 31, 2011.  See “Other Equity Issues” below.

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

During the nine months ended May 31, 2011, the Company issued 131,250 shares to two investors in connection with our 2009 – 2010 Private Placement that were paid for in a prior period.

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

January 2011 Private Placement

Between January and February 2011, we entered into a series of transactions with accredited investors pursuant to which we sold an aggregate of 1,600,000 shares of our common stock and five year warrants to purchase up to 1,600,000 shares of common stock, exercisable at $2.50 per share, for gross proceeds of $4,000,000. The Company has determined these warrants to have an approximate relative fair value of $950,000. The Company paid cash commissions of $318,000 and issued five year warrants to purchase up to 305,000 shares of its common stock at an exercise price of $2.50 per share in connection with the sale of its securities in the January 2011 Private Placement. The Company has determined these warrants to have an approximate fair value of $900,000. The Black-Scholes pricing model was used to estimate the fair value of the 1,600,000 and 305,000 warrants issued during the period, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 404%, and an expected life of 5 years.  The Company paid $65,150 in legal fees associated with the issuance of the shares associated with the January 2011 Private Placement.

In May 2011, an investor participating in the January 2011 Private Placement exercised his option and was issued 40,000 shares of common stock and a five-year warrant to purchase up to 40,000 shares of common stock, exercisable at $2.50 per share, resulting in aggregate gross proceeds to the Company of $100,000.  In connection with the option exercise, the Company paid a sales commission of $1,000 in cash and issued a five-year warrant to purchase up to 8,000 shares of common stock at an exercise price of $2.50 per share.

In May 2011, certain investors participating in the January 2011 Private Placement exercised their options to purchase 2,520,000 shares of common stock resulting in gross proceeds to the Company in the amount of $6,300,000 funded in May 2011.  These 2,520,000 shares were issued in June 2011, subsequent to the quarter ended May 31, 2011.  These investors were also issued five-year warrants to purchase up to 2,520,000 shares of common stock, exercisable at $2.50 per share.  In June 2011, and in connection with these option exercises, the Company paid a sales commission of $672,000 in cash and issued a five-year warrant to purchase up to 512,000 shares of common stock at an exercise price of $2.50 per share.

Other Equity Issues

In September 2010, the Company issued 300,000 common shares to a director for compensation recorded in the prior year at a fair value on the date of grant of $249,000.

During the quarter ended November 30, 2010, the Company issued 61,000 shares of common stock to two external consultants as payment for services performed in a prior period.

In November 2010, the Company entered into a non-exclusive investment banking agreement with Sunrise Securities Corp. (“Sunrise”) pursuant to which it agreed to pay a sales commission with respect to certain financings effected, or alternative transactions entered into, by the Company through introductions by Sunrise.  The Company agreed to pay Sunrise a monthly fee of 5,000 shares of restricted common stock beginning in November 2010.  The Company has issued 45,000 shares totaling $67,350 of expense from November through May related to this fee.

In November 2010, the Company also entered into a 24 month institutional public relations retainer agreement with Sunrise Financial Group, Inc., (“SFG”), an affiliate of Sunrise, pursuant to which it agreed to issue SFG five-year options to purchase 250,000 shares at $1.60 per share and 250,000 shares at $5.00 per share, with certain demand registration rights.  The Black-Scholes pricing model was used to estimate the fair value of the 500,000 options, assuming a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 425%, and an expected life of 5 years.  The Company has determined these options to have an approximate fair value of $960,000, which was recognized as an immediate expense during the nine months ended May 31, 2011 in accordance with FASB ASC 505-50-25.

In January 2011, we entered into a finders agreement with Aspenwood Capital (“Aspenwood”) under which Aspenwood would introduce potential investors to the Company.  The Company agreed to pay up to a 10% cash fee and to issue a five year warrant to purchase up to 10% of the number of shares sold to investors introduced to the Company by Aspenwood at an exercise price equal to 100% of the equity purchase price.  The warrant may be exercised on a cashless basis at any time subsequent to August 31, 2011 in the event the Company does not maintain an effective registration statement on file with the SEC.  The Company has paid $25,000 under this agreement as of June 30, 2011.

NOTE 4 – CAPITAL STOCK (Continued)

In February 2011, the Company entered into a Director’s agreement with General Gregory Martin pursuant to which the Company issued to General Martin 5-year options to purchase 60,000 shares of the Company’s common stock at $2.50 per share as compensation for serving as a member of the Company’s board of directors.  The Black-Scholes pricing model was used to estimate the fair value of the 60,000 options issued during the period to this director, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 421%, and an expected life of 5 years. The Company has determined these options to have an approximate fair value of $150,000.  General Martin’s award immediately vests on the grant date and were awarded for services as a nonemployee director acting in his role as a member of the board of directors. Therefore, the Company has recorded the entire amount of this award on the grant date as an immediate expense for the nine month period ending May 31, 2011 in accordance with FASB ASC 718.

In March 2011, the Company granted to Wm Chris Mathers, its chief financial officer, as a part of his employment arrangement, a five year option to purchase up to 400,000 shares of our common stock at an exercise price of $2.50 per share.  These options vest 1/36 each month provided he is employed by the Company on the vesting dates.  The Black-Scholes pricing model was used to estimate the fair value of the 400,000 options issued during the period, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 376%, and an expected life of 5 years. The Company has determined these options to have an approximate fair value of $1,000,000.  Since Mr. Mathers’ award vests over a 36 month period, the Company is expensing approximately $28,000 monthly for this award over the 36 month vesting period in accordance with FASB ASC 718.

In March 2011, the Company entered into a Director’s agreement with Graham Karklin pursuant to which the Company issued to Mr. Karklin a 5-year option to purchase 60,000 shares of the Company’s common stock at $2.50 per share as compensation for serving as a member of the Company’s board of directors.  The Black-Scholes pricing model was used to estimate the fair value of the 60,000 options issued during the period to this director, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 325%, and an expected life of 5 years. The Company has determined these options to have an approximate fair value of $150,000.  Mr. Karklin’s award immediately vests on the grant date and were awarded for services as a nonemployee director acting in his role as a member of the board of directors. Therefore, the Company has recorded the entire amount of this award on the grant date as an immediate expense for the nine month period ending May 31, 2011 in accordance with FASB ASC 718.

In March 2011, the Company issued Anthony Marchese a 5-year option to purchase 150,000 shares of the Company’s common stock at $2.50 per share as compensation for serving as a member of the Company’s board of directors.  The Black-Scholes pricing model was used to estimate the fair value of the 150,000 options issued during the period to this director, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 323%, and an expected life of 5 years. The Company has determined these options to have an approximate fair value of $375,000.  Mr. Marchese’s award immediately vests on the grant date and were awarded for services as a nonemployee director acting in his role as a member of the board of directors. Therefore, the Company has recorded the entire amount of this award on the grant date as an immediate expense for the nine month period ending May 31, 2011 in accordance with FASB ASC 718.

In April 2011, the Company issued Cecil Wall a 5-year option to purchase 90,000 shares of the Company’s common stock at $4.70 per share as compensation for serving as a member of the Company’s board of directors.  The Black-Scholes pricing model was used to estimate the fair value of the 90,000 options issued during the period to this director, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 325%, and an expected life of 5 years. The Company has determined these options to have an approximate fair value of $423,000.  The Company has recorded the entire amount of this award on the grant date as an immediate expense for the nine month period ending May 31, 2011 in accordance with FASB ASC 718.

In April 2011, the Company entered into a Director’s agreement with Jim Graham pursuant to which the Company issued to Mr. Graham a 5-year option to purchase 60,000 shares of the Company’s common stock at $4.00 per share as compensation for serving as a member of the Company’s board of directors.  The Black-Scholes pricing model was used to estimate the fair value of the 60,000 options issued during the period to this director, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 322%, and an expected life of 5 years. The Company has determined these options to have an approximate fair value of $240,000.  Mr. Graham’s award immediately vests on the grant date and were awarded for services as a nonemployee director acting in his role as a member of the board of directors. Therefore, the Company has recorded the entire amount of this award on the grant date as an immediate expense for the nine month period ending May 31, 2011 in accordance with FASB ASC 718.

In May 2011, the Company issued Anthony Marchese a 5-year option to purchase 175,000 shares of the Company’s common stock at $4.15 per share as compensation for his appointment as non-executive Chairman of the Company’s board of directors.  The Black-Scholes pricing model was used to estimate the fair value of the 175,000 options issued during the period to this director, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 324%, and an expected life of 5 years. The Company has determined these options to have an approximate fair value of $726,000.  Mr. Marchese’s award immediately vests on the grant date and were awarded for services as a nonemployee director acting in his role as a member of the board of directors. Therefore, the Company has recorded the entire amount of this award on the grant date as an immediate expense for the nine month period ending May 31, 2011 in accordance with FASB ASC 718.

In May 2011, the Company granted to K. Marc LeVier, its chief executive officer, as a part of his employment arrangement, a five year option to purchase up to 2,500,000 shares of our common stock at an exercise price of $2.50 per share.  These options vest 1/36 each month provided he is employed by the Company on the vesting dates.  The Black-Scholes pricing model was used to estimate the fair value of the 2,500,000 options issued during the period, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 376%, and an expected life of 5 years. The Company has determined these options to have an approximate fair value of $6,250,000.  Since Mr. LeVier’s award vests over a 36 month period, the Company is expensing approximately $174,000 monthly for this award over the 36 month vesting period in accordance with FASB ASC 718.

In May 2011, the Company entered into an agreement with an investor relations firm that the Company subsequently terminated in July 2011.  In connection with the agreement, the investor relations firm had received $15,575 cash and a warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $3.75 per share vesting over twelve months.  Upon termination of the agreement, the investor relations firm agreed to accept a vested warrant to purchase only 33,334 shares of the Company’s common stock at an exercise price of $3.75 per share and no future cash payments. The remaining 166,666 warrants were cancelled in conjunction with the termination of the agreement.  The Black-Scholes pricing model was used to estimate the fair value of the 33,334 options, assuming a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 125%, and an expected life of 90 days.  The Company has determined these options to have an approximate fair value of $91,000, which was recognized as an immediate expense during the nine months ended May 31, 2011 in accordance with FASB ASC 505-50-25.

NOTE 5 – CONTINGENCIES AND COMMITMENTS

Registration Rights

In connection with the May and June option exercises associated with the January 2011 Private Placement, the Company entered into certain registration rights agreements.  Key provisions of these registration rights are as follows:

•
40,000 shares of the Company's common stock issued in May 2011 under the January 2011 Private Placement are subject to registration rights.  Proceeds of $100,000 were received in May 2011 for these shares;

•
2,520,000 shares of the Company’s common stock issued in June 2011 under the January 2011 Private Placement are subject to registration rights.  Proceeds of $6,300,000 were received in May 2011 for these shares;

•
3,680,000 shares of the Company’s common stock issued in June under the January 2011Private Placement are subject to registration rights.  Proceeds of $9,200,000 were received in June 2011 for these shares.

•
Term – The Company is required to file a registration statement covering the resale of the shares of common stock and shares of common stock underlying the warrants by July 27, 2011, and the registration is required to be deemed effective by the SEC on or before the 150 th calendar day after the filing of such registration statement.

•
Events requiring transfer of consideration – Failure of the Company to file a registration statement by July 27, 2011 and/or the registration statement not deemed effective by the SEC on or before the 150th calendar day after the filing of such registration statement.

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

NOTE 6 – SUBSEQUENT EVENTS

In June 2011, certain investors participating in the January 2011 Private Placement exercised their options and were issued an aggregate of 3,680,000 shares of common stock and five-year warrants to purchase up to 3,680,000 shares of common stock, exercisable at $2.50 per share, resulting in aggregate gross proceeds to the Company of $9,200,000.  In connection with the option exercises, the Company paid sales commissions of $200,000 in cash and issued five-year warrants to purchase up to 157,360 shares of common stock at an exercise price of $2.50 per share.  As a result of the options exercised in May 2011, as fully described in Note 4, and in June 2011 by the investors described in this paragraph, our cash balance was approximately $17,700,000 as of June 30, 2011.

NOTE 6 – SUBSEQUENT EVENTS (CONTINUED)

In June 2011, SFG exercised a warrant to purchase 250,000 shares on a cashless basis resulting in the issuance of 175,000 shares of common stock.

In June 2011, certain investors exercised Class A Warrants to purchase 302,500 shares of common stock for cash proceeds of $151,250 and Class B Warrants to purchase 141,250 shares of common stock for cash proceeds of $105,938.

On June 27, 2011, the Company’s registration statement registering the resale of 8,908,125 shares of its common stock, which consists of (i) 4,738,750 shares of common stock, (ii) an aggregate of 1,336,250 shares of common stock issuable upon exercise of Class A Warrants, (iii) an aggregate of 678,125 shares of common stock issuable upon exercise of Class B Warrants, (iv) an aggregate of 250,000 shares of common stock issuable upon the exercise of options exercisable at $5.00 per share, and (v) 1,905,000 shares of common stock issuable upon the exercise of warrants exercisable at $2.50 per share issued in the January 2011 private placement, was deemed effective by the SEC.

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

Overview and Organizational History

We were incorporated in the State of Nevada in 1970 as Standard Silver Corporation.  In July, 2004, our Articles of Incorporation were amended and restated to increase the number of shares of common stock to 25,000,000, and in March 2007, we affected a 1-for-2 reverse stock split.  In September, 2008 we amended and restated our Articles of Incorporation to allow the increase of the number of shares of common stock from 25,000,000 to 100,000,000, and to authorize an additional 10,000,000 shares of preferred stock, to be issued at management’s discretion.  In September 2010, we amended our Amended and Restated Articles of Incorporation to change our name from Standard Silver Corporation to Texas Rare Earth Resources Corp.

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

Results of Operations

General & Revenue

We had no operating revenues during the nine months (“nine month period”) and three months (“three month period”) ended May 31, 2011 and 2010. We are not currently profitable.  As a result of ongoing operating losses, we had an accumulated deficit of $5,770,879 as of May 31, 2011.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the nine month period ended May 31, 2011 and 2010 in the amount of approximately $365,000 and $79,000, respectively, and approximately $246,000 and $49,000 for the three month period ended May 31, 2011 and 2010, respectively.  These expenditures were primarily related to outside geological consulting and sampling services relating to our Round Top project.

Our general and administrative (“G&A”) expenses for the nine month period ended May 31, 2011 and 2010 were approximately $3,991,000 and $360,000, respectively.  Our G&A expenses for the nine month period ended May 31, 2011 included approximately $1,238,000 for public relations fees, of which approximately $1,118,000 of this amount was stock compensation for services; approximately $177,000 for fees paid to auditors and other professionals associated with the audits and reviews of our financial statements and a registration statement; and $80,000 for other outside professional services.  For the nine month period ended May 31, 2011, we incurred G&A expenses of approximately $2,064,000 for stock based compensation to directors and $257,000 for stock based compensation to employees.  The remainder of our G&A expenses for the nine month period ended May 31, 2011 were working capital and corporate expenditures necessary to our operations.  Our G&A expenses for the nine month period ended May 31, 2010 were primarily related to the audits of our financial statements and approximately $263,000 in stock-based compensation to a director and fees to other professional consultants.

Our G&A expenses for the three month period ended May 31, 2011 and 2010 were approximately $2,571,000 and $12,500, respectively.  Our G&A expenses for the three month period ended May 31, 2011 included approximately $187,000 for public relations fees, of which approximately $120,000 of this amount was stock compensation for services; approximately $72,000 to include fees paid to auditors and other professionals associated with the audits and reviews of our financial statements and a registration statement and other outside professional services.  For the three month period ended May 31, 2011, we incurred G&A expenses of approximately $1,914,000 for stock based compensation to directors and $257,000 for stock based compensation to employees. The remainder of our G&A expenses for the three month period ended May 31, 2011 were working capital and corporate expenditures.  Our G&A expenses for the three month period ended May 31, 2010 were primarily related to expenses necessary to conduct our corporate operations.

We accrued interest expense on related party notes payable in the amount of $1,200 and $9,000 for the nine month period ended May 31, 2011 and 2010, respectively.  In December 2010, the notes payable principal balance of $73,000, and accrued interest for the advances to certain officers, were paid in full.

Our net loss for the nine-month period ended May 31, 2011 and 2010 was approximately $4,348,000 and $448,000, respectively.  Our net loss for the three-month period ended May 31, 2011 and 2010 was approximately $2,811,000 and $66,000, respectively.

Liquidity and Capital Resources

As of May 31, 2011, we had a working capital surplus of approximately $9,694,000, resulting primarily from our January 2011 Private Placement and associated options exercised by these investors in May 2011.  In May 2011 we received proceeds of $100,000 and issued 40,000 shares of common stock; also in May 2011we received additional proceeds of $6,300,000 and issued the associated 2,520,000 shares of common stock in June 2011.  In June 2011, subsequent to the end of our May 31, 2011 quarter, we received proceeds of $9,200,000 and issued 3,680,000 shares of common stock.  As of June 30, 2011, we had approximately $17,700,000 in cash and cash equivalents.  Our shareholder’s equity as of June 30, 2011 was approximately $17,900,000.

During the nine month period ending May 31, 2011, we invested $85,000 in mineral properties, including $65,000 paid in April with the submission of our Initial Plan of Operations to the State of Texas.  During the nine months ended May 31, 2011, we purchased approximately $50,000 of equipment for our Round Top property and approximately $55,000 for office equipment and mining software.

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

We have estimated that our general and administrative expenditures, which will be spent ratably over the next twelve months, to total approximately $1,325,000.  Payroll, payroll taxes, benefits and associated travel for four employees is estimated to be $520,000 over this period of time.  We estimate that we will incur professional fees of approximately $120,000 over the next twelve months.  These fees will be primarily associated with the audit and reviews of our financial statements and Exchange Act filings, which will occur after each quarter end and after our fiscal year end.  We estimate that we will incur approximately $600,000 for professional fees associated with the assistance of the management and supervision of our field operations.  The remainder of our general and administrative expenditures totaling $85,000 will be spent on items necessary for us to conduct our general business affairs.  Our exploration activities will be carried out by our geologic staff and such qualified outside contractors as is necessary. We have an office/lab trailer at the site.  We will expand these facilities as the project develops.  We believe that we have sufficient capital to fund operations and exploration activity on our Round Top prospect through the end of calendar year 2012.  We will, however, need to raise additional funding subsequent to calendar year 2011 to continue our exploration and development activities.

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

Off-Balance Sheet Arrangements

In May 2011, we executed a 36 month lease for office space in Englewood, Colorado that we occupied in June 2011.  As an inducement to execute the lease we received rent abatement through August 2011.  The Company is responsible for its share of property tax, maintenance, utility costs and other operating expenses of the office building in excess of these expenses over the base year.  The lease expires at the end of May 2014.

Future minimum payments under the office lease described above are as follows:

September 1, 2011 through August 31, 2012	$66,063
September 1, 2012 through August 31, 2013	55,971
September 1, 2013 through May 31, 2014	42,390
$164,424

In May 2011, we executed an 18 month lease for office space in Sierra Blanca, Texas that we occupied in June 2011.  The Company is also responsible for payment of its utilities.  The lease expires on December 15, 2012 with an option to renew for an additional 18 months.

Future minimum payments under the office lease described above are as follows:

September 1, 2011 through August 31, 2012	$19,200
September 1, 2012 through December 15, 2012	5,600
$24,800

 In June 2011, we executed a 24 month lease for an office-warehouse space in El Paso, Texas that we will occupy in July 2011.  The Company is responsible for its share of property tax and insurance in excess of these expenses over the base year and all utility costs.  The lease expires at the end of June 2013 with an option to extend the lease for an additional 18 months thereafter.

Future minimum payments under the office-warehouse lease described above are as follows:

September 1, 2011 through August 31, 2012	$60,000
September 1, 2012 through June 30, 2013	50,000
$110,000

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

 During May and June 2011, the Company issued a total of 6,240,000 shares of its common stock in connection with the January and February 2011 financing and warrants to purchase up to 6,240,000 shares of the Company’s common stock.  As a result of the issuance of 6,240,000 shares of common stock, the Company realized gross proceeds in the amount of $15,600,000.

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

Item 4. Controls and Procedures

(A) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, accumulated and communicated to the Company’s management, including its Chief Executive Officer ("CEO") and the Company’s Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure.

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

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (A)
May 2011	Common Stock	40,000	Private Placement Investor	$100,000	Cash	4(2)
May 2011	Common Stock	15,000	Sunrise Securities Corp	-	Services rendered	4(2)
May 2011	Warrants	33,334	First Canadian Capital Corp	-	Services rendered	4(2)
May/June 2011	Common Stock	2,520,000	Private Placement Investors	$6,300,000 (B)	Cash	4(2)
June 2011	Common Stock	3,680,000	Private Placement Investors	$9,200,000 (C)	Cash	4(2)
June 2011	Common Stock	175,000 (D)	Sunrise Securities Corp	-	(D)	4(2)
June 2011	Common Stock	302,500	Private Placement Investors	$257,188	Cash	4(2)
June 2011	Warrants	1,192,000	Brokers	-	Services rendered/commissions	4(2)

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

(B)	These funds were received in May 2011 with shares being issued in June 2011.
(C)	These funds were received and shares were issued in June 2011.
(D)	These shares were issued as a result of a cashless exercise of an outstanding option issued in a prior period.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6.  Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit Number	Description

3.1	Amended and Restated Bylaws (filed as Exhibit 3.1 to the Form 10 filed with the SEC on October 10, 2008)
3.2	Amended and Restated Articles of Incorporation (filed as Exhibit 3.2 to the Form 10 filed with the SEC on October 10, 2008)
3.3	Amendment to Articles of Incorporation (filed as Exhibit 3.3 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
10.1(1)*	Amended and Restated 2008Stock Option Plan
10.2	Lease (filed as Exhibit 10.2 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
10.3	Form of Class A Warrant (filed as Exhibit 10.3 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
10.4	Form of Class B Warrant (filed as Exhibit 10.4 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
10.5	Form of Registration Rights Agreement (filed as Exhibit 10.5 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
10.6*	Director’s Agreement (filed as Exhibit 10.6 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
10.7	Form of Subscription Agreement for January 2011 Investment (filed as Exhibit 10.7 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
10.8	Form of Warrant for January 2011 Investment (filed as Exhibit 10.8 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
10.9	Form of Registration Rights Agreement for January 2011 Investment (filed as Exhibit 10.9 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
10.10	Shareholders’ Agreement (filed as Exhibit 10.10 to the Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on February 8, 2011)
10.11* 10.12(1) 10.13(1)
Director’s Agreement for General Martin (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on February 23, 2011) Form of Registration Rights Agreement for May and June 2011 Investment
Denver Colorado Facilities Lease

14.1(1) 31.1(1)	Code of Ethics Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1(1)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to the Form 10-Q for the quarter ended May 31, 2011.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS RARE EARTH RESOURCES CORP.

Date: July 15, 2011

/s/ K. Marc LeVier
K. Marc LeVier, duly authorized officer
and Principal Executive Officer

Date: July 15, 2011

/s/ Wm. Chris Mathers
Wm. Chris Mathers, Principal Financial Officer