Form 10-K
period 2011-08-31
Texas Rare Earth Resources Corp.
filed 2011-11-22
CIK 1445942

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission file number: 000-53482

TEXAS RARE EARTH RESOURCES CORP.
 (Exact Name of Registrant as Specified in its Charter)

Nevada	87-0294969
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

304 Inverness Way South, Suite 365
Englewood, Colorado	80112
(Address of Principal Executive Offices)	(Zip Code)

(303) 597-8737
(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  Common Stock, par value $0.01

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d)
of the Act.  Yes ☐ No☒

Indicate by checkmark whether the registrant (1)  filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

      Large Accelerated Filer ☐                                      Accelerated Filer ☐                              Non-Accelerated Filer ☐      Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:    As of February 28, 2011 the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $32,366,130 based upon the closing sale price of the common stock as reported by the OTCQB.

The number of shares of the Registrant’s common stock outstanding as of November 8, 2011 was 34,622,509

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2011 Annual General Meeting of Shareholders are incorporated by reference to Part III of this Annual Report on Form 10-K.

PRELIMINARY NOTES

As used in this Annual Report on Form 10-K (“Annual Report”), references to “Texas Rare Earths”, “the Company,” “we,” “our,” or “us” mean Texas Rare Earth Resources Corp. and its predecessors, as the context requires.

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

Ore body	A continuous, well-defined mass of material of sufficient ore content to make extraction economically feasible.
Mine development	The work carried out for the purpose of opening up a mineral deposit and making the actual ore extraction possible.
Mineral	A naturally occurring homogeneous substance having definite physical properties and chemical composition, and if formed under favorable conditions, a definite crystal forms.
Mineralization	The presence of economic minerals in a specific area or geological formation.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the exhibits attached hereto contain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”). Such forward-looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.  Forward-looking statements in this Annual Report on Form 10-K, includes, but is not limited to:

•	The progress, potential and uncertainties of the Company’s 2011-2012 rare-earth drill program and exploration plans at it Round Top project in Hudspeth County, Texas (the “Round Top Project”);

•	The success of getting the necessary permits for future drill programs and future project development;

•	Expectations regarding the ability to raise capital and to continue its exploration and development plans on its properties;

•	Plans regarding anticipated expenditures at the Round Top Project; and

•	Plans outlined under the section heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Plan of Operation”.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•	risks associated with the Company’s history of losses and need for additional financing;

•	risks associated with the Company’s limited operating history;

•	risks associated with the Company’s properties all being in the exploration stage;

•	risks associated with the Company’s lack of history in producing metals from its properties;

•	risks associated with a shortage of equipment and supplies;

•	risks associated with the Company’s need for additional financing to develop a producing mine, if warranted;

•	risks associated with the Company’s exploration activities not being commercially successful;

•	risks associated with increased costs affecting the Company’s financial condition;

•	risks associated with a shortage of equipment and supplies adversely affecting the Company’s ability to operate;

•	risks associated with mining and mineral exploration being inherently dangerous;

•	risks associated with mineralization estimates;

•	risks associated with changes in mineralization estimates affecting the economic viability of the Company’s properties ;

•	risks associated with uninsured risks;

•	risks associated with mineral operations being subject to market forces beyond the Company’s control;

•	risks associated with fluctuations in commodity prices;

•	risks associated with permitting, licenses and approval processes;

•	risks associated with the governmental and environmental regulations;

•	risks associated with future legislation regarding the mining industry and climate change;

•	risks associated with potential environmental lawsuits;

•	risks associated with the Company’s land reclamation requirements;

•	risks associated with rare earth and beryllium mining presenting potential health risks;

•	risks related to title in the Company’s properties

•	risks related to competition in the mining and rare earth elements industries;

•	risks related to economic conditions;

•	risks related to our ability to manage growth;

•	risks related to the potential difficulty of attracting and retaining qualified personnel;

•	risks related to the Company’s dependence on key personnel;

•	risks related to the Company’s SEC filing history; and

•	risks related to the Company’s securities.

This list is not exhaustive of the factors that may affect the Company’s forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section headings “Item 1. Description of the Business”, “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. Although the Company has attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The Company qualifies all the forward-looking statements contained in this Annual Report by the foregoing cautionary statements.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Corporate Organization and History

The Company was incorporated as a business corporation in the State of Nevada in 1970 under the name “Standard Silver Corporation.”  The Company changed its name from “Standard Silver Corporation” to “Texas Rare Earth Resources Corp.” (“TRER”), effective September 1, 2010.  We do not currently have any subsidiaries.

Our common stock is currently listed for quotation on the OTCQB market tier of OTC Markets, Inc., a centralized quotation service maintained by OTC Markets Inc. that collects and publishes market maker quotes for over-the-counter securities (OTCQB:TRER).  Our executive office is located at 304 Inverness Way South, Suite 365, Englewood, Colorado 80112. The telephone number for our executive office is (303) 597-8737. We maintain a website at trer.com.

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

The Company’s fiscal year-end is August 31.

Narrative Description of Business

We are a mining company engaged in the business of the acquisition, exploration and development of mineral properties.  We currently hold a twenty year lease to explore and develop an 860 acre rare earths mineral project located in Hudspeth County, Texas known as the Round Top Project and prospecting permits covering an adjacent 9,345 acres.  We currently have limited operations and have not established that our Round Top Project contains proven or probable reserves as defined under SEC Industry Guide 7.

The Round Top Project was originally explored and developed in the late 1980's as a beryllium resource. During the exploration of this area, heavy rare earths and uranium mineralization were also discovered. Market conditions precluded commercialization of these elements at that time.  Recent technology and market developments have increased the demand for rare earth elements and further exploration of the rare earth elements at the Round Top Project is warranted.   Our current focus is on the exploration of the Round Top Project with the long-term goal of becoming a high volume, low cost producer of heavy rare earths.

The Round Top rhyolite host rock which caps the beryllium deposits has potential to be a large resource of rare earth minerals.  According to a report published by the Texas Bureau of Economic Geology (a copy of which can be found at http://www.minsocam.org/ammin/AM72/AM72_1122.pdf and referred to herein as the “Round Top Report”) heavy rare earth elements make up 67% of the total rare earth element content at the Round Top Project.

Recent Corporate Developments

The following significant corporate developments occurred during our fiscal year ended August 31, 2011:

•	On October 5, 2010, we announced the execution of a 20-year lease with the Texas General Land Office covering 860 acres at the Round Top Project.

•
On February 1, 2011, and February 15, 2011, we completed equity private placement financings for gross aggregate proceeds of $4.0 million.  We placed a total of 1,600,000 shares of common stock at $2.50 per share and issued five-year warrants to purchase 1,600,000 shares of common stock at an exercise price of $2.50 per share. Additionally, we granted a 120-day option to these investors to purchase up to 6,400,000 shares of our common stock at a purchase price of $2.50 per share, with 100% warrant coverage.

•	On March 24, 2011, our common stock was upgraded to OTC Market’s OTCQB market tier

•	On May 3, 2011, we announced the appointment of Marc LeVier as our President and Chief Executive Officer.

•
On May 18, 2011, the Texas General Land Office approved our exploration plan for our Round Top Project.  The plan calls for the completion of approximately 50 drill holes totaling at least 12,000 feet of reverse circulation drilling, close-spaced aero-magnetic/gamma ray spectrography surveys. Samples recovered from the drilling will be used for the metallurgical characterization and testing.

•	On June 10, 2011, we announced that we had received $15.6 million through the successful completion of the second stage of our financings previously closed in February of 2011.

•	On July 11, 2011, exploration drilling began at the Round Top Project site. This program includes approximately 50 drill holes totaling at least 12,000 feet of reverse circulation drilling.

•	On August 9, 2011, we appointed Anthony Garcia as Senior Vice President of Project Development to oversee the Company’s efforts at the Round Top project.

•
On August 16, 2011, Aeroquest Airborne completed the Tri-Axial Magnetic Gradiometer airborne survey over the Round Top Project area. The aeromagnetic geophysical data successfully mapped rhyolite dome complexes at the surface and their roots at depth, distinguished between older, less differentiated, and younger, more differentiated complexes, and mapped structures that appear to be related to the rhyolite intrusions and mineralization. Three dimensional (3-D) inversion modeling is currently under way to generate a 3-D magnetic susceptibility model which will be used to design drill testing of deeper targets in the future.

•	On August 23, 2011, we expanded our exploration program at our Round Top Project over the next twelve months into three phases and over a broader area based on our aeromagnetic survey results.

Plan of Operations

Source of Funds for Fiscal Year Ending August 31, 2012

The Company’s primary source of funds since incorporation has been through the issuance of common stock. As of August 31, 2011, the Company had cash and cash equivalents of $16,886,066 and a working capital surplus of approximately $16,344,000. We will require additional financing to continue our exploration and development activities.  We currently have sufficient working capital to complete our planned exploration and development activities on the Round Top Project through calendar year 2012.

Use of Funds for Fiscal Year Ending August 31, 2012

The Company’s current capital expenditures are for the exploration/acquisition and evaluation expenses of its Round Top Project.  For fiscal 2012, the Company estimates that it might expend $1.6 million on general/administrative expenses and $8.8 million on exploration expenses.

Trends – Rare-Earth Market

Rare earth elements (or “REEs”) are a group of chemically similar elements that usually are found together in nature; they are referred to as the “lanthanide series.” These individual elements have a variety of characteristics that are important in a wide range of technologies, products, and applications and are critical inputs in existing and emerging applications including: computer hard drives, cell phones, clean energy technologies, such as hybrid and electric vehicles and wind power turbines; multiple high-tech uses, including fiber optics, lasers and hard disk drives; numerous defense applications, such as guidance and control systems and global positioning systems; and advanced water treatment technology for use in industrial, military and outdoor recreation applications. As a result, global demand for REE is projected to steadily increase due to continuing growth in existing applications and increased innovation and development of new end uses.  Interest in developing resources domestically has become a strategic necessity as there is limited production of these elements outside of China.  Our ability to raise additional funds in order to complete our plan of development at the Round Top Project may be impacted by future prices for REEs.

Sources and Availability of Raw Materials

The Company is currently in the exploration stage and as such does not require any significant raw materials in order to carry out its primary operating activities. The Company’s primary operating objective is to explore and develop the Round Top Project. For at least the next year, the Company is expected to continue to require the use of contract drilling services in order to obtain additional geological information. In the past year the Company has been able to secure contract drilling services without excessive delay and costs. We except the contract drilling services will continue to be available over the next year.

The raw materials that the Company’s current operations rely on are gasoline and diesel fuel for the exploration vehicles and for the heavy equipment required to build roads and conduct drilling operations. Water is provided per service contract by Eagle Mountain Gang which is used for the drilling operations.

Seasonality

Seasonality in the state of Texas is not a material factor to the Company’s operations for its project.

Competition

The mining industry is highly competitive.  We will be competing with numerous companies, substantially all with greater financial resources available to them.  We therefore will be at a significant disadvantage in the course of acquiring mining properties and obtaining materials, supplies, labor, and equipment.  Additionally, we are and will continue to be an insignificant participant in the business of exploration and mineral property development.  A large number of established and well-financed companies are active in the mining industry and will have an advantage over us if they are competing for the same properties.  Nearly all such entities have greater financial resources, technical expertise and managerial capabilities than ourselves and, consequently, we will be at a competitive disadvantage in identifying possible mining properties and procuring the same.

China accounts for the vast majority of rare earth element production.  While rare earth element projects exist outside of China, very few are in actual production. Further, given the timeline for current exploration projects to come into production, if at all, it is likely that the Chinese will be able to dominate the market for rare earth elements into the future.  This gives the Chinese a competitive advantage in controlling the supply of rare earth elements and engaging in competitive price reductions to discourage competition.  Any increase in the amount of rare earth elements exported from other nations, and increased competition, may result in price reductions, reduced margins and loss of potential market share, any of which could materially adversely affect our profitability. As a result of these factors, we may not be able to compete effectively against current and future competitors.

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

Effect of Existing or Probable Government and Environmental Regulations

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

In the fiscal year ended August 31, 2011, we incurred minimal costs in complying with environmental laws and regulations in relation to our operating activities.  Costs in the fiscal year ended August 31, 2012 will be substantially similar, but slightly higher due to our anticipated increased drilling activities at our Round Top Project.

Mine Safety and Health Administration Regulations

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended August 31, 2011, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

Employees

Including our executive officers, we currently have nine employees.  We also retain qualified technical contractors through a third party administrator and utilize the services of qualified consultants with geological and mineralogical expertise.

ITEM 1A. RISK FACTORS

Investment in our Company has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below. If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down. This means you could lose all or a part of your investment.

Risk Related to Our Business

We have a history of losses and will require additional financing to fund exploration and, if warranted, development and production of our properties.  Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern.

We had no revenues during the fiscal year ended August 31, 2011.  For the fiscal year ended August 31, 2011, our net loss was approximately $7,020,000. Our accumulated deficit at August 31, 2011 was approximately $8,443,000. At August 31, 2011, our cash position was approximately $16,886,000 and our working capital position was approximately $16,344,000.  We have not commenced commercial production on any of our mineral properties. We have no revenues from operations and anticipate we will have no operating revenues until we place one or more of our properties into production. All of our properties are in the exploration stage.

We will need to raise additional funding to implement our business strategy.  Our management believes that based on our current working capital position, we will be able to continue operations through the end of calendar year 2012 without raising additional capital, either through debt or equity financing.  Over the next twelve months, we plan to spend over $8,800,000 for exploration at our Round Top project, which includes expenditures for, among other things, drilling of samples, metallurgical testing, scoping studies, permitting and compliance costs associated with state governmental agencies and appropriate staff and consulting expenses.  The timing of these expenditures is dependent upon a number of factors, including the availability of drilling contractors. We estimate that general and administrative expenses for the next twelve months will be approximately $1,600,000 to include payroll, professional services, travel, and other expenses necessary to conduct our operations.

We currently do not have sufficient funds to fully complete exploration and development work on any of our properties, which means that we will be required to raise additional capital, enter into joint venture relationships or find alternative means to finance placing one or more of our properties into commercial production, if warranted. Failure to obtain sufficient financing may result in the delay or indefinite postponement of exploration and development or production on one or more of our properties and any properties we may acquire in the future or even a loss of property interests. This includes our leases over claims covering the principal deposits on our properties, which may expire unless we expend minimum levels of expenditures over the terms of such leases. We cannot be certain that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable or acceptable to us. Our ability to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions as well as our business performance.

The most likely source of future financing presently available to us is through the sale of our securities. Any sale of common shares will result in dilution of equity ownership to existing shareholders. This means that if we sell common shares, more common shares will be outstanding and each existing shareholder will own a smaller percentage of the shares then outstanding.  Alternatively, we may rely on debt financing and assume debt obligations that require us to make substantial interest and capital payments.  Also, we may issue or grant warrants or options in the future pursuant to which additional common shares may be issued. Exercise of such warrants or options will result in dilution of equity ownership to our existing shareholders.

We have a limited operating history on which to base an evaluation of our business and properties.

Any investment in the Company should be considered a high-risk investment because investors will be placing funds at risk in an early stage business with unforeseen costs, expenses, competition, a history of operating losses and other problems to which start-up ventures are often subject. Investors should not invest in the Company unless they can afford to lose their entire investment.  Your investment must be considered in light of the risks, expenses, and difficulties encountered in establishing a new business in a highly competitive and mature industry.  Our operating history has been restricted to the acquisition and sampling of our Round Top project and this does not provide a meaningful basis for an evaluation of our Round Top project.  Other than through conventional and typical exploration methods and procedures, we have no additional way to evaluate the likelihood of whether our Round Top project or our other mineral properties contain commercial quantities of mineral reserves or, if they do, that they will be operated successfully.  We anticipate that we will continue to incur operating costs without realizing any revenues during the period that we are exploring our properties.

All of our properties are in the exploration stage. There is no assurance that we can establish the existence of any mineral reserve on any of these properties in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from these properties, and our business could fail.

We have not established that any of our properties contain any mineral reserve, nor can there be any assurance that we will be able to do so.  The probability of an individual prospect ever having a mineral reserve that meets the requirements of the Securities and Exchange Commission is extremely remote. Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that they can be developed into producing mines. Both mineral exploration and development involve a high degree of risk and few properties, which are explored, are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the deposit to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral deposit unprofitable.

Even if commercial viability of a mineral deposit is established, it may take several years in the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to establish proven and probable reserves through drilling and bulk sampling, to determine the optimal metallurgical process to extract the metals from the ore and, in the case of new properties, to construct mining and processing facilities. Because of these uncertainties, no assurance can be given that our exploration programs will result in the establishment or expansion of a mineral deposit or reserves.

We have no history of producing metals from our mineral properties.

We have no history of producing metals from any of our properties. Our properties are all exploration stage properties in various stages of exploration and evaluation. Our Round Top project is an early exploration stage project, and our New Mexico properties are each early stage exploration projects that management does not consider material to our operations. Advancing properties from exploration into the development stage requires significant capital and time, and successful commercial production from a property, if any, will be subject to completing feasibility studies, permitting and construction of the mine, processing plants, roads, and other related works and infrastructure. As a result, we are subject to all of the risks associated with developing and establishing new mining operations and business enterprises including:

•	completion of feasibility studies to verify reserves and commercial viability, including the ability to find sufficient REE or gold reserves to support a commercial mining operation;

•	the timing and cost, which can be considerable, of further exploration, preparing feasibility studies, permitting and construction of infrastructure, mining and processing facilities;

•	the availability and costs of drill equipment, exploration personnel, skilled labor and mining and processing equipment, if required;

•	the availability and cost of appropriate smelting and/or refining arrangements, if required, and securing a commercially viable sales outlet for our products;

•	compliance with environmental and other governmental approval and permit requirements;

•	the availability of funds to finance exploration, development and construction activities, as warranted;

•	potential opposition from non-governmental organizations, environmental groups, local groups or local inhabitants which may delay or prevent development activities;

•	potential increases in exploration, construction and operating costs due to changes in the cost of fuel, power, materials and supplies; and

•	potential shortages of mineral processing, construction and other facilities related supplies.

The costs, timing and complexities of exploration, development and construction activities may be increased by the location of our properties and demand by other mineral exploration and mining companies. It is common in exploration programs to experience unexpected problems and delays during drill programs and, if warranted, development, construction and mine start-up. Accordingly, our activities may not result in profitable mining operations and we may not succeed in establishing mining operations or profitably producing metals at any of our properties.

If we establish the existence of a mineral reserve on any of our exploration properties in a commercially exploitable quantity, we will require additional capital in order to develop the property into a producing mine. If additional capital cannot be raised, we will not be able to exploit the reserve, and our business could fail.

If we do discover mineral reserves in commercially exploitable quantities on any of our properties, we will be required to expend substantial sums of money to establish the extent of the reserve, develop processes to extract the minerals and develop extraction and processing facilities and infrastructure. We do not have adequate capital to develop necessary facilities and infrastructure and will need to raise additional funds.  Although we may derive substantial benefits from the discovery of a major mineral deposit, there can be no assurance that such a deposit will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

Our exploration activities may not be commercially successful.

Our long-term success depends on our ability to identify mineral deposits on our existing properties and other properties we may acquire, if any, that we can then develop into commercially viable mining operations.  Our belief that the properties contain commercially exploitable minerals is based solely on preliminary tests that we have conducted and data provided by third parties, including the data published in various third party reports, including but not limited to the GSA, Geological Society of America, Special Paper 246, 1990.  There can be no assurance that the tests and data upon which we have relied are correct or accurate.  Moreover, mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive.  Unusual or unexpected geologic formations and the inability to obtain suitable or adequate machinery, equipment or labor are risks involved in the conduct of exploration programs.  The success of mineral exploration and development is determined in part by the following factors:

•	the identification of potential mineralization based on analysis;

•	the availability of exploration permits;
•	the quality of our management and our geological and technical expertise; and
•	the capital available for exploration.

Substantial expenditures and time are required to establish existing proven and probable reserves through drilling and analysis, to develop metallurgical processes to extract metal, and to develop the mining and processing facilities and infrastructure at any site chosen for mining.  Whether a mineral deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, allowable production, importing and exporting of minerals and environmental protection.  Any one or a combination of these factors may result in us not receiving an adequate return on our investment capital.  The decision to abandon a project may have an adverse effect on the market value of our securities and our ability to raise future financing.

Increased costs could affect our financial condition.

We anticipate that project costs will frequently be subject to variation from one year to the next due to a number of factors, such as changing ore grade, metallurgy and revisions to mine plans, if any, in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities such as fuel, rubber, and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. A material increase in costs at any significant location could have a significant effect on our profitability.

A shortage of equipment and supplies could adversely affect our ability to operate our business.

We are dependent on various supplies and equipment to carry out our mining exploration and, if warranted, development operations. The shortage of such supplies, equipment and parts could have a material adverse effect on our ability to carry out our operations and therefore limit or increase the cost of production.

Mining and mineral exploration is inherently dangerous and subject to conditions or events beyond our control, which could have a material adverse effect on our business and plans.

Mining and mineral exploration involves various types of risks and hazards, including:

•	environmental hazards;
•	power outages;
•	metallurgical and other processing problems;
•	unusual or unexpected geological formations;
•	personal injury, flooding, fire, explosions, cave-ins, landslides and rock-bursts;
•	inability to obtain suitable or adequate machinery, equipment, or labor;
•	metals losses;
•	fluctuations in exploration, development and production costs;
•	labor disputes;
•	unanticipated variations in grade;
•	mechanical equipment failure; and
•	periodic interruptions due to inclement or hazardous weather conditions.

These risks could result in damage to, or destruction of, mineral properties, production facilities or other properties, personal injury, environmental damage, delays in mining, increased production costs, monetary losses and possible legal liability. We may not be able to obtain insurance to cover these risks at economically feasible premiums. Insurance against certain environmental risks, including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from production, may be prohibitively expensive. We may suffer a material adverse effect on our business if we incur losses related to any significant events that are not covered by our insurance policies.

The figures for our mineralization are estimates based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated.

Unless otherwise indicated, mineralization figures presented in this Annual Report and in our filings with securities regulatory authorities, press releases and other public statements that may be made from time to time are based upon estimates made by independent geologists and our internal geologists.  When making determinations about whether to advance any of our projects to development, we must rely upon such estimated calculations as to the mineral reserves and grades of mineralization on our properties.  Until ore is actually mined and processed, mineral reserves and grades of mineralization must be considered as estimates only.

Estimates can be imprecise and depend upon geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. We cannot assure you that:

•	these interpretations and inferences will be accurate;
•	mineralization estimates will be accurate; or
•	this mineralization can be mined or processed profitably.

Any material changes in mineralization estimates and grades of mineralization will affect the economic viability of placing a property into production and a property's return on capital.

Because feasibility studies have not been completed on any of our properties and we have not commenced actual production, mineralization estimates for our properties may require adjustments or downward revisions. In addition, the grade of ore ultimately mined, if any, may differ from that indicated by our feasibility studies and drill results. Minerals recovered in small scale tests may not be duplicated in large scale tests under on-site conditions or in production scale.

The mineralization estimates contained in this Annual Report have been determined and valued based on assumed future prices, cut-off grades and operating costs that may prove to be inaccurate. Extended declines in market prices for rare earth minerals may render portions of our mineralization estimates uneconomic and result in reduced reported mineralization or adversely affect the commercial viability determinations we reach. Any material reductions in estimates of mineralization, or of our ability to extract this mineralization, could have a material adverse effect on our share price and the value of our properties.

Our operations contain significant uninsured risks which could negatively impact future profitability as we maintain no insurance against our operations.

Our exploration of our mineral properties contains certain risks, including unexpected or unusual operating conditions including rock bursts, cave-ins, flooding, fire and earthquakes.  It is not always possible to insure against these risks. Should events such as these arise, they could reduce or eliminate our assets and shareholder equity as well as result in increased costs and a decline in the value of our securities.  We expect to maintain only general liability and director and officer insurance but no insurance against our properties or operations.  We may decide to take out this insurance in the future if it is available at economically viable rates.

Mineral operations are subject to market forces outside of our control which could negatively impact our operations.

The marketability of minerals is affected by numerous factors beyond our control including market fluctuations, government regulations relating to prices, taxes, royalties, allowable production, imports, exports and supply and demand.  One or more of these risk elements could have an impact on the costs of our operations and if significant enough, reduce the profitability of our operations.

We may be adversely affected by fluctuations in demand for, and prices of, rare earth products.

We expect to derive revenues, if any, from sale of rare earth and related minerals.  Changes in demand for, and the market price of, these minerals could significantly affect our profitability. The value and price of our common stock and our financial results may be significantly and adversely affected by declines in the prices of rare earth minerals and products. Rare earth minerals and product prices may fluctuate and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the relative value of the U.S. dollar against foreign currencies on the world market, global and regional supply and demand for rare earth minerals and products, and the political and economic conditions of countries that produce rare earth minerals and products.

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

Permitting, licensing and approval processes are required for our operations and obtaining and maintaining these permits and licenses is subject to conditions which we may be unable to achieve.

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

Such licenses and permits are subject to changes in regulations and changes in various operating circumstances.  Companies such as ours that engage in exploration activities often experience increased costs and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits. Issuance of permits for our activities is subject to the discretion of government authorities, and we may be unable to obtain or maintain such permits.  Permits required for future exploration or development may not be obtainable on reasonable terms or on a timely basis.  There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration or development of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could face difficulty and/or fail.

We are subject to significant governmental regulations, which affect our operations and costs of conducting our business.

Current and future operations are and will be governed by laws and regulations, including:

•	laws and regulations governing mineral concession acquisition, prospecting, development, mining and production;

•	laws and regulations related to exports, taxes and fees;
•	labor standards and regulations related to occupational health and mine safety;
•	environmental standards and regulations related to waste disposal, toxic substances, land use and environmental protection; and
•	other matters.

Companies engaged in exploration activities often experience increased costs and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits. Failure to comply with applicable laws, regulations and permits may result in enforcement actions, including the forfeiture of claims, orders issued by regulatory or judicial authorities requiring operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment or costly remedial actions. We may be required to compensate those suffering loss or damage by reason of our mineral exploration activities and may have civil or criminal fines or penalties imposed for violations of such laws, regulations and permits.

Existing and possible future laws, regulations and permits governing operations and activities of exploration companies, or more stringent implementation, could have a material adverse impact on our business and cause increases in capital expenditures or require abandonment or delays in exploration.

Legislation has been proposed that would significantly affect the mining industry.

Members of the U.S. Congress have repeatedly introduced bills which would supplant or alter the provisions of the Mining Law of 1872. If enacted, such legislation could change the cost of holding unpatented mining claims and could significantly impact our ability to develop mineralized material on unpatented mining claims. Such bills have proposed, among other things, to either eliminate or greatly limit the right to a mineral patent and to impose a federal royalty on production from unpatented mining claims. Although we cannot predict what legislated royalties might be, the enactment of these proposed bills could adversely affect the potential for development of unpatented mining claims and the economics of existing operating mines on federal unpatented mining claims. Passage of such legislation could adversely affect our financial performance.

Regulations and pending legislation governing issues involving climate change could result in increased operating costs, which could have a material adverse effect on our business.

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to various climate change interest groups and the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on us, our venture partners and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the emotion, political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. The potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. These impacts may adversely impact the cost, production and financial performance of our operations.

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

U.S. Federal Laws

The Comprehensive Environmental, Response, Compensation, and Liability Act (CERCLA), and comparable state statutes, impose strict, joint and several liability on current and former owners and operators of sites and on persons who disposed of or arranged for the disposal of hazardous substances found at such sites. It is not uncommon for the government to file claims requiring cleanup actions, demands for reimbursement for government-incurred cleanup costs, or natural resource damages, or for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act (RCRA), and comparable state statutes, govern the disposal of solid waste and hazardous waste and authorize the imposition of substantial fines and penalties for noncompliance, as well as requirements for corrective actions. CERCLA, RCRA and comparable state statutes can impose liability for clean-up of sites and disposal of substances found on exploration, mining and processing sites long after activities on such sites have been completed.

The Clean Air Act, as amended, restricts the emission of air pollutants from many sources, including mining and processing activities. Our mining operations may produce air emissions, including fugitive dust and other air pollutants from stationary equipment, storage facilities and the use of mobile sources such as trucks and heavy construction equipment, which are subject to review, monitoring and/or control requirements under the Clean Air Act and state air quality laws. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to remain in compliance. In addition, permitting rules may impose limitations on our production levels or result in additional capital expenditures in order to comply with the rules.

The National Environmental Policy Act (NEPA) requires federal agencies to integrate environmental considerations into their decision-making processes by evaluating the environmental impacts of their proposed actions, including issuance of permits to mining facilities, and assessing alternatives to those actions. If a proposed action could significantly affect the environment, the agency must prepare a detailed statement known as an Environmental Impact Statement (EIS). The U.S. Environmental Protection Agency, other federal agencies, and any interested third parties will review and comment on the scoping of the EIS and the adequacy of and findings set forth in the draft and final EIS. This process can cause delays in issuance of required permits or result in changes to a project to mitigate its potential environmental impacts, which can in turn impact the economic feasibility of a proposed project.

The Clean Water Act (CWA), and comparable state statutes, imposes restrictions and controls on the discharge of pollutants into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the Environmental Protection Agency (EPA) or an analogous state agency. The CWA regulates storm water mining facilities and requires a storm water discharge permit for certain activities. Such a permit requires the regulated facility to monitor and sample storm water run-off from its operations. The CWA and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the United States unless authorized by an appropriately issued permit. The CWA and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.

The Safe Drinking Water Act (SDWA) and the Underground Injection Control (UIC) program promulgated thereunder, regulate the drilling and operation of subsurface injection wells. EPA directly administers the UIC program in some states and in others the responsibility for the program has been delegated to the state. The program requires that a permit be obtained before drilling a disposal or injection well. Violation of these regulations and/or contamination of groundwater by mining related activities may result in fines, penalties, and remediation costs, among other sanctions and liabilities under the SWDA and state laws. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury.

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

Land reclamation requirements for our properties may be burdensome and expensive.

Although variable depending on location and the governing authority, land reclamation requirements are generally imposed on mineral exploration companies (as well as companies with mining operations) in order to minimize long term effects of land disturbance.

Reclamation may include requirements to:

•	control dispersion of potentially deleterious effluents;
•	treat ground and surface water to drinking water standards; and
•	reasonably re-establish pre-disturbance land forms and vegetation.

In order to carry out reclamation obligations imposed on us in connection with our potential development activities, we must allocate financial resources that might otherwise be spent on further exploration and development programs. We plan to set up a provision for our reclamation obligations on our properties, as appropriate, but this provision may not be adequate. If we are required to carry out unanticipated reclamation work, our financial position could be adversely affected.

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

The Company will acquire most of its properties by unpatented claims or by lease from those owning the property.  The lease of our Round Top property was issued by the State of Texas.  The validity of title to many types of natural resource property depends upon numerous circumstances and factual matters (many of which are not discoverable of record or by other readily available means) and is subject to many uncertainties of existing law and its application.  We cannot assure you that the validity of our titles to our properties will be upheld or that third parties will not otherwise invalidate those rights. In the event the validity of our titles is not upheld, such an event would have a material adverse effect on us.

Increased competition could adversely affect our ability to attract necessary capital funding or acquire suitable producing properties or prospects for mineral exploration in the future.

The mining industry is intensely competitive. Significant competition exists for the acquisition of properties producing or capable of producing, REE, gold or other metals. We may be at a competitive disadvantage in acquiring additional mining properties because we must compete with other individuals and companies, many of which have greater financial resources, operational experience and technical capabilities than us. We may also encounter increasing competition from other mining companies in our efforts to hire experienced mining professionals. Competition for exploration resources at all levels is currently very intense, particularly affecting the availability of manpower, drill rigs, mining equipment and production equipment. Increased competition could adversely affect our ability to attract necessary capital funding or acquire suitable producing properties or prospects for mineral exploration in the future.

We compete with larger, better capitalized competitors in the mining industry.

The mining industry is competitive in all of its phases, including financing, technical resources, personnel and property acquisition. We will require significant capital, technical resources, personnel and operational experience to effectively compete in the mining industry. Because of the high costs associated with exploration, the expertise required to analyze a project's potential and the capital required to develop a mine, larger companies with significant resources may have a competitive advantage over us. We face strong competition from other mining companies, some with greater financial resources, operational experience and technical capabilities than us. As a result of this competition, we may be unable to maintain or acquire financing, personnel, technical resources or attractive mining properties on terms we consider acceptable or at all.

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

If we are unable to manage growth effectively, our business, operating results and financial condition could be materially and adversely affected. As with all expanding businesses, the potential exists that growth will occur rapidly. If we are unable to effectively manage this growth, our business and operating results could suffer. Anticipated growth in future operations may place a significant strain on management systems and resources. In addition, the integration of new personnel will continue to result in some disruption to ongoing operations. The ability to effectively manage growth in a rapidly evolving market requires effective planning and management processes. We will need to continue to improve operational, financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage our work force.

We may experience difficulty attracting and retaining qualified management to meet the needs of our anticipated growth, and the failure to manage our growth effectively could have a material adverse effect on our business and financial condition.

Competition for additional qualified management is intense, and we may be unable to attract and retain additional key personnel, or to attract and retain personnel on terms acceptable to us.  Management personnel are currently limited and they may be unable to manage our expansion successfully and the failure to do so could have a material adverse effect on our business, results of operations and financial condition.  We have not entered into non-competition agreements.  As our business is substantially dependent upon the directors, executive officers and consultants, the lack of non-competition agreements poses a significant risk to us in the event such persons were to resign or be terminated from such positions.  Under such circumstances, such persons may provide confidential information and key contacts to our competitors and we may have difficulties in preventing the disclosure of such information.  Such disclosure would have a material adverse effect on our business and operations.

The loss of Marc LeVier or Anthony Garcia could adversely impact the Company.

The nature of our business, including our ability to continue our exploration and development activities, depends, in large part, on the efforts of Marc LeVier and Anthony Garcia.  The loss of either Messrs. LeVier or Garcia could have a material adverse effect on our business.  We do not maintain “key man” life insurance policies on any of our officers or employees.

Our failure to timely file certain periodic reports with the SEC poses significant risks to our business, each of which could materially and adversely affect our financial condition and results of operations.

We filed a Form 10 on October 30, 2008, pursuant to which we registered our common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  The Form 10-12G became effective by operation of law 60 days after it was filed.  Subsequent thereto, we did not timely file with the SEC our periodic reports, including our Forms 10-Q for the periods ended November 30, 2008 through November 30, 2010, and our Forms 10-K for the periods ended August 31, 2008, August 31, 2009 and August 31, 2010.  Consequently, we were not compliant with the periodic reporting requirements under the Exchange Act.  Our failure to timely file those and possibly future periodic reports with the SEC could subject us to enforcement action by the SEC and shareholder lawsuits.  Any of these events could materially and adversely affect our financial condition and results of operations and our ability to register with the SEC public offerings of our securities for our benefit or the benefit of our security holders.  Additionally, our failure to file our past periodic reports and future periodic reports has resulted in and could result in investors not receiving adequate information regarding the Company with which to make investment decisions.

Risks Relating to Our Securities

Our stock price is highly volatile.

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

Our common stock is currently listed for quotation on the OTCQB market tier of the OTC Markets, Inc. a centralized quotation service maintained by OTC Markets, Inc. that collects and publishes market maker quotes for over-the-counter securities. Although our common stock is quoted on the OTCQB, a regular trading market for the securities may not be sustained in the future. Quotes for stocks listed on the OTCQB generally are not listed in the financial sections of newspapers and newspapers often devote very little coverage to stocks quoted solely on the OTCQB. Accordingly, prices for, and coverage of, securities quoted solely on the OTCQB may be difficult to obtain. In addition, stocks quoted solely on the OTCQB tend to have a limited number of market makers and a larger spread between the bid and ask prices than those listed on an exchange. All of these factors may cause holders of our common stock to be unable to resell their securities at any price. This limited trading also could decrease or eliminate our ability to raise additional funds through issuances of our securities.  There is no market for the Warrants.

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

We have approximately 34.6 million shares of common stock outstanding.  In addition to our common stock, we have (i) Class A Warrants that may be exercised into 1,418,750 shares of common stock exercisable at $0.50 per share, (ii) Class B Warrants that may be exercised into 740,625 shares of common stock exercisable at $0.75 per share, (iii) warrants that may be exercised into 7,840,000 shares of common stock exercisable at $2.50 per share, (iv) warrants that may be exercised into 1,497,000 shares of common stock at $2.50 per share, (v) warrants that may be exercised into 250,000 of common stock at $5.00 per share, (vi) warrants that may be exercised into 33,334 shares of common stock at $3.75 per share, and (vii) options that may be exercised into 4,425,000 shares of common stock at $1.85 to $4.70 issued to Directors and Officers.  The issuance of shares upon exercise of these options and warrants may result in substantial dilution to the interests of other stockholders and may adversely affect the market price of our common stock.

A low market price may severely limit the potential market for our common stock.

An equity security that trades below a certain price per share is subject to SEC rules requiring additional disclosures by broker-dealers.  These rules generally apply to any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions (a “penny stock”).  Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors.  For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale.  The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market.  Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer.

Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  In the event our common stock trades at a price of less than $5.00 per share, the additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock.

We do not currently intend to pay cash dividends.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future.  Our present policy is to retain all available funds for use in our operations and the expansion of our business.  Payment of future cash dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors considers relevant. Accordingly, investors will only see a return on their investment if the value of our securities appreciates.

Control by current shareholders.

The current shareholders have elected the directors and the directors have appointed current executive officers to serve the Company.  The voting power of these shareholders could also discourage others from seeking to acquire control of us through the purchase of our common stock which might depress the price of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  DESCRIPTION OF PROPERTY

Executive and Field Offices

Our headquarters are located at 304 Inverness Way South, Suite 365, Englewood, Colorado80112. We also maintain a 12,500 square foot office warehouse in El Paso, Texas to store and process rock samples and a 2,400 square foot satellite office located in Sierra Blanca, Texas.  We believe that these facilities are suitable for our current needs.

Round Top Project

We are currently in the exploration stage and have not established that our Round Top Project contains proven or probable reserves as defined under SEC Guide 7.

Location, Accessibility, Local Resources, and Infrastructure

Round Top Mountain is a small mountain, one of a group of four that comprises the Sierra Blanca Mountains, located in Hudspeth County, Texas approximately eight miles northwest of the town of Sierra Blanca. The Round Top Project is reached by a private, dirt road that turns north off Interstate 10.  The access road is approximately one mile west of the town of Sierra Blanca.

The Round Top Project was initially developed in the late 1980's as a beryllium resource.  Several pieces of equipment were present at the property when the Company acquired the lease.  The previous operators had also built out several roads at the prospect site.  We will continue to build roads at the property site as warranted.

There exists on the Round Top Project a 1,115 foot, 10 foot by 10 foot decline from the surface into Round Top Mountain. There are steel sets every five feet, in some cases less, and the entire working is lagged with timber. There are “escape holes” at intervals to allow personnel to avoid equipment. The escape holes are all in good operating condition.  There is also a 36 foot steel ventilation line in place that runs for approximately 75 feet into the mountain. There is a 125 hp axial plane ventilation fan in place.

Location of Round Top Project, Hudspeth County, Texas

Source: Texas Rare Earth Resources, 2011

Acquisition and Ownership

In November 2007, Standard Silver purchased the prospecting permits M-108543, M-108545, and M-108546 covering Sections 5, 7, 8, and 18 of Township 7, Block 71, and most of Sections 12 and 13 of Township 7, Block 72, Hudspeth County, Texas. In September 2009 this land position was expanded when the prospecting permits for Sections 3, 4, 9, 10, 16, 17, 19, 20, 21, 28, 29, 32 and 33 of Township 7, Block 71 were acquired.  In August 2010, Standard Silver entered into a mining lease M-111331 with the Texas General Land Office covering Sections 7 and 18 of Township 7, Block 71 and Section 12 of Block 72, covering approximately 860 acres in Hudspeth County, Texas.

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

Under the lease, we will pay the State of Texas a lease bonus of $197,800; $35,000 which was paid upon the execution of the lease, $65,000 which was paid when we submitted our initial plan of operations to conduct exploration, and $97,800 of which will be due when we submit a supplemental plan of operations to conduct mining.  Upon the sale of minerals removed from Round Top, we will pay the State of Texas a $500,000 minimum advance royalty.  Thereafter, we will pay the State of Texas a production royalty equal to eight percent (8%) of the market value of uranium and other fissionable materials removed and sold from Round Top and six and one quarter percent (6 ¼%) of the market value of all other minerals sold from Round Top.

If production of paying quantities of minerals has not been obtained on or before August 17, 2011, we may pay the State of Texas a delay rental to extend the term of the lease in an amount equal to $44,718, which was paid as of August 31, 2011.  Thereafter, assuming production of paying quantities has not been obtained, we may pay additional delay rental fees to extend the term of the lease for successive one (1) year periods pursuant to the following schedule:

	Per Acre Amount	Total Amount
August 17, 2012 – 2014	$50	$44,718
August 17, 2015 – 2019	$75	$67,077
August 17, 2020 – 2024	$150	$134,154
August 17, 2025 – 2029	$200	$178,873

Geology and Metallurgy

The Round Top project area lies within the Texas Lineament Zone or Trans-Pecos Trend.  The lineament is a northwest trending structural zone where Laramide thrust faulting followed by basin and range normal faulting were active.  Tertiary igneous activity is also associated with the lineament zone, both intrusive and extrusive.

Locally the project area is characterized by five Tertiary microgranite bodies that intruded Cretaceous sedimentary rocks. The microgranites occur as laccoliths, mushroom-shaped bodies emplaced at relatively shallow depths.  At the current erosional levels,  lacoliths form resistant peaks with relief up to 2,000 feet.  The microgranites are enriched with various metals which may or not be economical to recover.  The rare earth elements are located with-in the intrusive rhyolite body.

Tertiary Diorites which predates the microgranites intruded the cretaceous section.  The diorites occur as sills, five to 100 feet thick and less frequently as dikes and plugs.  Sedimentary rocks exposed in the area are lower and middle cretaceous limestones shales and sandstones.  The limestone, where it is in contact with the microgranites, is the hosts for Beryllium mineralization.

The Round Top Project was initially developed in the late 1980's as a beryllium resource. During the course of the beryllium exploration, approximately 200 drill holes penetrated varying thicknesses of the rhyolite volcanic rock that makes up the mass of Round Top Mountain and caps the beryllium-uranium deposits which occur in the underlying limestone; some 100 more were drilled on Little Round Top, Sierra Blanca and Little Blanca Mountains.

The Texas Bureau of Economic Geology, working with the project geologists, conducted an investigation of the rhyolite to better understand its rare metal content. This research shows that the rhyolite laccoliths at Sierra Blanca are enriched in a variety of REEs and other rare elements such as tantalum, niobium, thorium and lithium. They analyzed a series of samples from outcrop and drill holes and studied the geochemistry and mineralogy of the rhyolite. The results of their research were published in the GSA, Geological Society of America, Special Paper 246, 1990.  The research states that the thorium is presently in the rhyolite, and generally is more difficult to separate from the adjoining rock and is slightly radioactive.

On October 27, 2011, the Company announced that it had completed Phase I of its metallurgical testing and characterization.  The testing performed by Mountain States laboratory reconfirmed that the rare earth minerals are finely disseminated throughout the rhyolite host rock. Based on the initial ore characterization, the testing reconfirms the simplistic rare earth element mineral associations, which suggests favorable metallurgical processing options. These results also suggest that the mineralogy should provide favorable low costs for metallurgical processing, which the Company believes will provide a significant competitive advantage. The Company has contracted Phase II of the metallurgical characterization to Mountain States laboratory. Phase II is currently underway and is focused on pre-concentration evaluation and other diagnostic testing. This program is expected to provide the basis for the Company’s scoping study, which is targeted to be completed in 2012.

The Round Top Project rhyolite requires further evaluation of its mineralogical makeup and economic modeling to determine the appropriate course for potential future commercial development.  However, the size of this rhyolite deposit, the high percentage (67%) of heavy rare earth elements to the total rare earth elements and the projected increase in HREE demand could result in Round Top becoming a reliable and long term domestic source for these increasingly strategic metals.

Project Exploration History

The Round Top rare earths and uranium-beryllium prospects were initially drilled in 1984 and 1985, during which time the ore body known as the "West End Ore Zone" was discovered by Cabot Corporation.  In subsequent years, Cyprus Minerals Corporation took over the exploration activities.  Cyprus drilled additional exploration holes and also put an adit into the ore zone where 1,115 feet of underground workings were driven.  Cyprus developed the underground workings in order to obtain bulk samples for pilot plant testing and beryllium oxide concentrate generation.  Cyprus ultimately put the project on hold as a result of poor beryllium market conditions.  Cyprus eventually merged with Phelps Dodge Corporation and the new company allowed the lease with the state of Texas to lapse.

In March 2011, the Company completed an analysis of 1,103 drill samples from the 1984-88 drilling program initially conducted on the Round Top Project by third party operators. All or a portion of forty-six out of an estimated two hundred fifty existing drill holes have been re-logged and re-analyzed. The rare earth element and other metals are consistent with the original study by the Texas Bureau of Geology that was published in the Geological Society of America, Special Paper 246 in 1990. This study first described the rare metal content of the large mass of intrusive igneous rock that makes up the body of Round Top Mountain, and is the basis for our interest in this deposit. The nine drill holes cited below were selected because they are widely distributed and roughly define an area approximately six thousand feet by four thousand feet within the approximate seven thousand foot known diameter of the intrusive rhyolite body. They intersected the entire body of the rhyolite.

Current and Planned Exploration Activities

In April 2011, the Texas General Land Office approved the Company’s operation plan for the Round Top Project. The plan calls for the completion of approximately 50 drill holes totaling at least 12,000 feet of reverse circulation drilling.  The Company began exploratory drilling on the 50 drill whole sites in July 2011.  The Company expects the drill program to span the next three to six months while concurrent testing activities will be ongoing.

The Company has since expanded the exploration drilling program to include up to 160,000 ft. with approximately 180 drill hole locations.  This expansion has been approved by the Texas General Land Office.  The program is intended to achieve development, infill and exploration drilling objectives to support a scoping level and pre-feasibility study for the rare earths opportunity.   The program included 4,000 feet of Core drilling to establish a high level of confidence in the resource, provide physical engineering data and additional metallurgical sample.

Drilling on the Round Top Project is planned to twin certain of the historic drill holes, infill drill between existing holes and step out drill beyond the known area to better define the margins of the deposit. Coverage is planned to be adequate to begin block modeling of the deposit. The Company has designated the sites for several holes on adjacent Little Round Top Mountain, and several additional holes are planned to test the deeper potential. This drilling is expected to produce at least 150 tonnes of sample, all of which will be stored and used for metallurgical testing.

Importantly, aside from the large scale-low grade potential, there is geologic evidence that suggests that higher grade concentrations of these elements may be present in the deeper parts of this mineralizing system. Only the upper parts of the rhyolite body have been drilled and there was no thought given to developing the potential rare earth resources at the time of the Cabot-Cyprus project.

Exploration Costs

To date we have incurred exploration costs at the Round Top Project of approximately $1.8 million.  In the fiscal year ending August 31, 2012 we anticipate that total exploration costs will be approximately $8.8 million, with the current budget of exploration expenditures on the project as follow:

Expenditure Description	($)
Direct drilling and drilling support costs	5,500,000
Metallurgical testing & pilot plant design	1,000,000
Scoping & environmental studies	1,000,000
Payroll, payroll taxes, benefits and field travel	650,000
Other exploration costs	650,000

Other Properties

In addition to the Round Top Project, we also own title to 12 unpatented mining claims, the Macho group, comprising 240 acres covering the Old Dude Mine, located in Sierra County, New Mexico. The Old Dude Mine has a production history of silver, lead, zinc and gold dating from the 1890’s.  Another 18 unpatented mining claims and fractional claims, the HA group,  comprising 274 acres  cover an andesite hosted vein system similar to and some 10 miles to the southwest of the Macho District. These claims surround another historic producer, the Graphic Mine. The geologic setting at the HA property is the same as the Macho.

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

ITEM 4.  [REMOVED AND RESERVED]

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed for quotation on the OTCQB market tier of the OTC Market Group, under the symbol “TRER.”  The market for our common stock on the OTCQB is limited, sporadic and highly volatile.  The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.  The following table sets forth the range of high and low bid prices during the periods indicated.

Fiscal Year 2012	High	Low
Quarter ended November 30, 2011 (through November 11, 2011)	$2.55	$1.50

Fiscal Year 2011	High	Low
Quarter ended August 31, 2011	$8.20	$1.80
Quarter ended May 31, 2011	$10.00	$2.85
Quarter ended February 28, 2011	$3.99	$2.70
Quarter ended November 30, 2010	$3.05	$0.65

Fiscal Year 2010	High	Low
Quarter ended August 31, 2010	$1.02	$0.25
Quarter ended May 31, 2010	$0.99	$0.55
Quarter ended February 28, 2010	$1.05	$0.36
Quarter ended November 30, 2009	$1.08	$0.37

The last bid price of our common stock on November 12, 2011 was $1.68 per share.

Holders

The approximate number of holders of record of our common stock as of November 11, 2011 was 509.

Dividends

We have not paid any cash dividends on our equity security and our board of directors has no present intention of declaring any cash dividends.  We are not prohibited from paying any dividends pursuant to any agreement or contract.

Repurchase of Securities

During the fiscal year ended August 31, 2011, neither the Company nor any affiliate of the Company repurchased common shares of the Company registered under Section 12 of the Securities Exchange Act of 1934, as amended.

Securities Authorized for Issuance under Equity Compensation Plans

In September 2008, the board of directors adopted our 2008 Stock Option Plan (the “2008 Plan”), which was also approved by our shareholders in September 2008.  In May 2011, the board of directors adopted an amendment to our 2008 Plan (the “Amended 2008 Plan”), which was also approved by our shareholders in August 2011. The Amended 2008 Plan increased the number of shares available for grant from 2,000,000 to up to 5,000,000 shares of our common stock for awards to our officers, directors, employees and consultants.  Other provisions of the Amended 2008 Plan remain the same as under our 2008 Plan.  As of August 31, 2011, a total of 575,000 shares of our common stock remained available for future grants under the Amended 2008 Plan.  The following table sets forth certain information as of August 31, 2011 concerning our common stock that may be issued upon the exercise of options or warrants or pursuant to purchases of stock under the Amended 2008 Plan:

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options and Warrants	(b) Weighted-Average Exercise Price of Outstanding Options and Warrants	(c) Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	4,425,000	$2.52	575,000
Equity compensation plans not approved by stockholders	--	N/A	--

Total	4,425,000	$2.52	575,000

Recent Sales of Unregistered Securities During Fiscal 2011

Outside of the below recent sales of unregistered securities, all other sales of unregistered securities during the fiscal year ended August 31, 2011, were previously reported under the Company’s quarterly reports on Form 10-Q and Current Reports on Form 8-K.

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (A)
June 2011	Common Stock	443,750	Private Placement Investors (4)	$257,188	Cash	4(2)
July 2011	Common Stock	42,500	Private Placement Investor (1)	$21,250	Cash	4(2)
August 2011	Common Stock	93,750	Private Placement Investor (1)	$54,688	Cash	4(2)

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

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  See “Cautionary Note Regarding Forward-Looking Statements.”  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Annual Report

Overview

We are a mining company engaged in the business of the acquisition and development of mineral properties.  We currently hold a twenty year lease, executed in August 2010, to explore and develop an 860 acre rare earth uranium-beryllium prospect located in Hudspeth County, Texas known as the Round Top Project and prospecting permits covering an adjacent 9,345 acres.  We also hold prospecting permits on certain other mineral properties located in Texas and New Mexico.  We are currently not evaluating any additional prospects, and intend to focus the primarily on the development of our Round Top Project.  We currently have limited operations and have not established that our Round Top Project contains any proven or probable reserves under SEC Industry Guide 7. The strategic necessity of developing rare earth resources, the compelling fundamentals of uranium and the future potential for beryllium in the nuclear fuel cycle all present what we believe to be excellent opportunities for us.

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

We currently do not have any producing properties and consequently, we have no current operating income or cash flow and have not generated any revenues.  Further exploration will be required before a final evaluation as to the economic and practical feasibility of any of our properties is determined.  We plan to raise additional capital to exploit current projects, including the Round Top Project, and to acquire, evaluate, and develop new properties.

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

Liquidity and Capital Resources

As of August 31, 2011, we had a working capital surplus of approximately $16,344,000. We believe we have sufficient working capital to continue our planned operations through calendar year 2012. We will need to raise additional funding subsequent to fiscal year 2012 to continue our exploration and development activities.  As of the date hereof, the Company is not able to quantify the amount of capital needed to fund its working capital needs after fiscal 2012, nor is it able to quantify the amount of capital needed to develop the Round Top Project. The amount of capital will be dependent upon the Company’s exploration results and business strategy to exploit the Round Top Project.  The Company intends to raise additional working capital through best efforts debt or equity financing, as we have no firm commitments for equity capital investments to any established credit facility.  No assurance can be given that additional financing will be available on terms acceptable to the Company.  The Company’s viability is contingent upon its ability to receive external financing.  Failure to obtain sufficient working capital may result in management resorting to the sale of assets or otherwise curtailing operations.

During the twelve month period ending August 31, 2011, we invested approximately $99,000 in mineral properties, including $65,000 paid in April with the submission and approval of our Initial Plan of Operations.  We also expensed a payment of approximately $45,000 in August for our “delay rental” payment to the State of Texas.  In September and October 2011, we were required to pay approximately $10,500 for prospecting permits to the State of Texas for our Round Top Project.

During the twelve months ended August 31, 2011, we purchased equipment and mining software totaling approximately $90,000 and approximately $38,000 for 2 vehicles for our Round Top Project.  In June 2011, we established our corporate office in Englewood, Colorado and spent approximately $83,000 for office furniture and equipment.

In August 2011, our Board of Directors unanimously approved our operating budget for the twelve month fiscal year ending August 31, 2012.  Over the next twelve months we plan to conduct significant geological studies, sampling and drilling at our Round Top property.  The timing of these expenditures is dependent upon a number of factors, including the availability of drilling contractors. We estimate our exploration expenditures will total approximately $8,800,000 which includes expenditures for, among other things, drilling of samples, metallurgical testing, scoping studies and appropriate staff and consulting expenses.  Our exploration activities will be carried out by our geologic staff and such qualified outside contractors as is necessary.  Our capital expenditures for the next twelve months will be insignificant.

We estimate that our general and administrative expenditures, which will be spent ratably over the next twelve months, to total approximately $1,600,000.  Payroll, payroll taxes, benefits and associated travel for employees is estimated to be $925,000 over this period of time.  We estimate that we will incur professional fees of approximately $200,000 over the next twelve months.  These fees will be primarily associated with the audit and reviews of our financial statements, legal fees and public relations.  The remainder of our general and administrative expenditures will be for items necessary for us to conduct our general business affairs.

We have Class A Warrants that may be exercised at $0.50 per share, into 1,418,750 shares of common stock, Class B Warrants that may be exercised, at $0.75 per share, into 740,625 shares of common stock.  These warrants expire on December 31, 2011.

Between January and June 2011, we entered into a series of transactions with accredited investors pursuant to which we sold an aggregate of 7,840,000 shares of our common stock at $2.50 for gross proceeds of $19,600,000 and five year warrants to purchase up to 7,840,000 shares of common stock, exercisable at $2.50 per share.  We intend to use proceeds from this financing to fund working capital needs for the balance of fiscal year 2012.

Results of Operations

Fiscal Years ended August 31, 2011and 2010

General  & Revenue

We had no operating revenues during the fiscal years ended August 31, 2011 and 2010.  We are not currently profitable.  As a result of ongoing operating losses, we had an accumulated deficit of approximately $8,443,000 as of August 31, 2011.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the fiscal years ended August 31, 2011 and 2010, in the amount of approximately $1,292,000 and $127,000, respectively.  The expenditures for the fiscal year ended 2011 were primarily for surveys, drilling and related geological consulting fees for our Round Top project.  The fiscal year ended 2010 expenditures were primarily related to outside consulting services relating to our Round Top project.  The increase in exploration costs was the result of us initiating exploration on our Round Top Project in the fiscal year ended 2011.

Our general and administrative expenses for the fiscal years ended August 31, 2011 and 2010, respectively, were approximately $5,755,000 and $425,000.  For the fiscal year ended August 31, 2011, this amount included non-cash expenses of approximately $1,181,000 of stock compensation for Public Relations services, approximately $2,500,000 of stock compensation to members of our Board of Directors and approximately $880,000 of stock compensation to three of our executive officers.  The remaining expenditures totaling approximately $1,194,000 were primarily for investor relations, professional fees associated with the audits of our financial statements, payroll and related taxes and benefits, legal fees and other general and administrative expenses necessary for our operations.  Our general and administrative expenses for the fiscal year ended August 31, 2010 were primarily for professional fees associated with the audits of our financial statements, director stock-based compensation in the amount of $249,000 and other general and administrative expenses necessary for our operations.

We had losses from operations for the fiscal years ended August 31, 2011 and 2010, respectively, totaling approximately $7,047,000 and $552,000 and net losses for the fiscal years ended August 31, 2011 and 2010, respectively, of$7,020,000 and $558,000.  We earned interest and other income in the amount of approximately $28,000 for the fiscal year ended August 2011.

Contractual Commitments

In August 2010, we entered into a mining lease with the Texas General Land Office covering Sections 7 and 18 of Township 7, Block 71 and Section 12 of Block 72, covering approximately 860 acres in Hudspeth County, Texas. Under the lease, we will pay the State of Texas a lease bonus of $197,800, $35,000 of which was paid upon the execution of the lease, $65,000 which was paid in April 2011 when we submitted our initial plan of operations to conduct exploration, and $97,800 of which will be due when we submit a supplemental plan of operations to conduct mining.  Upon the sale of minerals removed from Round Top, we will pay the State of Texas a $500,000 minimum advance royalty.  Thereafter, we will pay the State of Texas a production royalty equal to eight percent (8%) of the market value of uranium and other fissionable materials removed and sold from Round Top and six and one quarter percent (6 ¼%) of the market value of all other minerals removed and sold from Round Top.

Since production of paying quantities of minerals was not obtained on or before August 17, 2011, we paid the State of Texas a delay rental to extend the term of the lease of approximately $45,000.  Thereafter, assuming production of paying quantities has not been obtained, we may pay additional delay rental fees to extend the term of the lease for successive one (1) year periods pursuant to the following schedule:

	Per Acre Amount	Total Amount
August 17, 2012 – 2014	$50	$44,718
August 17, 2015 – 2019	$75	$67,077
August 17, 2020 – 2024	$150	$134,155
August 17, 2025 – 2029	$200	$178,873

Other Contractual Commitments

From time to time, we may enter into employee agreements with certain key employees.  We currently have employment agreements with our CEO and CFO.

We currently have leases with landlords for our corporate headquarters in Englewood, Colorado, an office warehouse in El Paso, Texas and an administrative office in Sierra Blanca.  These leases expire on dates from December 2012 through May 2014.

Off-Balance Sheet Arrangements

For the fiscal years ended August 31, 2011 and 2010, we did not have any Off-Balance Sheet Arrangements.

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

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Texas Rare Earth Resources Corp
Englewood, Colorado

We have audited the accompanying balance sheets of Texas Rare Earth Resources Corp(the “Company”) as of August 31, 2011 and 2010, and the related statements of operations, cash flows, and shareholders' equity for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Rare Earth Resources Corp. as of August 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ LBB & Associates Ltd., LLP
October 17, 2011

Texas Rare Earth Resources Corp
BALANCE SHEETS

	August 31, 2011	August 31, 2010

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$16,886,066	$74,434
Prepaid expenses and other current assets	37,579	-
Total current assets	16,923,645	74,434

Property and equipment, net	217,519	26,559
Mineral properties	143,356	44,539
Deposits	16,525	-

TOTAL ASSETS	$17,301,045	$145,532

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$579,807	$20,624
Notes and interest payable to related parties	-	90,448
Total current liabilities	579,807	111,072

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no
shares issued and outstanding as of August 31, 2011 and 2010	-	-
Common stock, par value $0.01; 100,000,000 shares authorized,
34,596,260 and 23,670,260 issued and outstanding as of
August 31, 2011 and 2010, respectively	345,964	236,703
Additional paid-in capital	24,818,022	1,220,391
Accumulated deficit	(8,442,748)	(1,422,634)
Total shareholders' equity	16,721,238	34,460

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$17,301,045	$145,532

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
STATEMENTS OF OPERATIONS

	Year ended	Year ended
	August 31,	August 31,
	2011	2010

OPERATING EXPENSES
Exploration costs	$1,291,570	$126,929
General & administrative expenses	5,754,983	424,987

Total operating expenses	7,046,553	551,916

LOSS FROM OPERATIONS	(7,046,553)	(551,916)

OTHER (INCOME) EXPENSE
Interest and other income	(27,705)	(1,031)
Interest expense	1,266	7,495
Total other (income) expense	(26,439)	6,464

NET LOSS	$(7,020,114)	$(558,380)

Net loss per share:
Basic and diluted net loss per share	$(0.25)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	27,869,787	23,433,144

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED AUGUST 31, 2010 and 2011

					Additional		Total
	Preferred stock		Common Stock		Paid-in	Accumulated	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance as of August 31, 2009	-	$-	22,655,260	$226,553	$467,291	$(864,254)	$(170,410)
Shares issued for cash proceeds	-	-	1,000,000	10,000	390,000	-	400,000
Units subscribed	-	-	-	-	55,000	-	55,000
Shares issed for services	-	-	15,000	150	13,350	-	13,500
Stock compensation, shares issed in October 2010	-	-	-	-	249,000	-	249,000
Shares owed for services	-	-	-	-	45,750	-	45,750
Net loss	-	-	-	-	-	(558,380)	(558,380)
Balance at August 31, 2010	-	-	23,670,260	236,703	1,220,391	(1,422,634)	34,460
Shares issed for prior year compensation	-	-	361,000	3,610	(3,610)	-	-
Shares issued for cash	-	-	10,340,000	103,401	20,665,536	-	20,768,937
Shares issued for services	-	-	225,000	2,250	1,178,796	-	1,181,046
Common stock options issued to officers and directors	-	-	-	-	3,412,059	-	3,412,059
Cash paid for placement fees	-	-	-	-	(1,655,150)	-	(1,655,150)
Net loss	-	-	-	-	-	(7,020,114)	(7,020,114)
Balance as of August 31, 2011	-	$-	34,596,260	$345,964	$24,818,022	$(8,442,748)	$16,721,238

TEXAS RARE EARTH RESOURCES CORP
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	August 31,	August 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,020,114)	$(558,380)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation expense	19,996	3,977
Stock issued for services	1,181,046	59,250
Stock based compensation	3,412,059	249,000
Changes in current assets and liabilities:
Prepaid expenses and other assets	(54,104)	-
Interest accrued on notes payable from related parties	1,398	7,494
Accounts payable and accrued expenses	559,184	8,168
Net cash used in operating activities	(1,900,535)	(230,491)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mineral properties	(98,817)	(44,539)
Purchase of fixed assets	(210,957)	(30,536)
Net cash used in investing activities	(309,774)	(75,075)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	19,113,787	455,000
Repayment of notes payable to related parties	(91,846)	(75,000)
Net cash provided by financing activities	19,021,941	380,000
NET CHANGE IN CASH	16,811,632	74,434
CASH, BEGINNING OF PERIOD	74,434	-
CASH, END OF PERIOD	$16,886,066	$74,434

SUPPLEMENTAL INFORMATION
Interest paid	$18,936	$-
Taxes paid	$-	$-
Issuance of 131,250 shares of common stock for cash previously received	$1,313	$-
Issuance of 61,000 shares of common stock for services previously recorded	$610	$-
Issuance of 300,000 shares of common stock for director compensation
previously recorded	$3,000	$-

The accompanying notes are an integral part of these financial statements.

Texas Rare Earth Resources Corp.
Notes to financial statements
August 31, 2011 and 2010

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Texas Rare Earth Resources Corp (the “Company”) was incorporated in the State of Nevada in 1970.  In July 2004, our articles of incorporation were amended and restated to increase the authorized capital to 25,000,000 common shares and, in April 2007, we affected a 1-for-2 reverse stock split.  In September 2008, our articles of incorporation were further amended and restated to increase the authorized capital to 100,000,000 common shares with a par value of $0.01 per share and to authorize 10,000,000 preferred shares with a par value of $0.001 per share.  The Company’s fiscal year-end is August 31.

Between 2003 and 2007, our operations were minimal.  In 2007 we acquired (i) interests in two mineral properties, the Old Hadley and the Macho Mines, located in southwestern New Mexico, (ii) a 28.5% interest in La Cañada Mining and Exploration LLC (“La Cañada”), (iii) the King Mine located in Boise County, Idaho, and (iv) rights to lease the Round Top Beryllium Deposit (“Round Top Deposit”) located in Hudspeth County, Texas.  In June 2008, the Old Hadley and Round Top Deposit mines were assigned to La Cañada in exchange for La Cañada’s commitment to finance and develop the assigned properties.  In September 2008, La Cañada assigned these two mines back to the Company.  In October 2009, the Company divested itself of any interest in La Cañada.  In January 2009, the Company relinquished all of its rights to the King Mine.

Effective September 1, 2010, the Company changed its name from “Standard Silver Corporation” to “Texas Rare Earth Resources Corp.”We are now a mining company engaged in the business of the acquisition and development of mineral properties.  As of the date of this filing, we hold a twenty year lease, executed in August 2010, to explore and develop an 860 acre rare earth uranium-beryllium prospect located in Hudspeth County, Texas known as “Round Top”, and prospecting permits covering an adjacent 9,670 acres.  We also hold prospecting permits on certain other mineral properties located in Texas and New Mexico.  We are currently not evaluating any additional prospects, and intend to focus the primarily on the development of our Round Top rare earth prospect.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred, in accordance with generally accepted accounting principles (“GAAP”) – United States.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  Cash and cash equivalents consist of demand deposits at commercial banks.  The Company current has cash deposits at financial institutions in excess of federally insured limits.

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

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (Continued)

Lease Deposits

From time to time, the Company makes deposits in anticipation of executing leases.  The deposits are capitalized upon execution of the applicable agreements.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been performed, the sales price is fixed or determinable, and collectability is probable. The Company has yet to generate revenue.  The Company does not yet have any revenues.

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs including related property and equipment costs. To determine if these costs are in excess of their recoverable amount, periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with ASC 360-10-35-15, Impairment or Disposal of Long-Lived Assets.Exploration costs were $1,291,570 and $126,929 for the years ended August 31, 2011 and 2010, respectively.

Share-based Payments

The Company estimates the fair value of share-based compensation using the Black-Scholes valuation model, in accordance with the provisions of ASC 718, Stock Compensation and ASC 505, Share-Based Payments.  Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate, and dividend yield.Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the option holders, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

Stock Option Plan

In September 2008, the board of directors adopted our 2008 Stock Option Plan (the “2008 Plan), which was also approved by our shareholders in September 2008.  The 2008 Plan allows for the grant of up to 2,000,000 shares of our common stock for awards to our officers, directors, employees and consultants.  The 2008 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, and stock grant awards. The 2008 Plan also permits the grant of awards that qualify for the “performance-based compensation” exception to the $1,000,000 limitation on the deduction of compensation imposed by Section 162(m) of the Code.  In May 2011, the board of directors adopted an amendment to our 2008 Plan (the

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (Continued)

“Amended 2008 Plan”), which was also approved by our shareholders in August 2011. The Amended
2008 Plan increased the number of shares available for grant from 2,000,000 to up to 5,000,000 shares of our common stock for awards to our officers, directors, employees and consultants.  Other provisions of the Amended 2008 Plan remain the same as under our original 2008 Plan.  As of August 31, 2011, a total of 575,000 shares of our common stock remained available for future grants under the Amended 2008 Plan.

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

Fair Value Measurements

We account for assets and liabilities measured at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures.  ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified with Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).The three levels of inputs used to measure fair value are as follows:

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

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Recent Accounting Pronouncements

Pronouncements between August 31, 2011 and the date of this filing are not expected to have a significant impact on the Company’s operations, financial position, or cash flow, nor does the Company expect the adoption of recently issued, but not yet effective, accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of office furniture, equipment and vehicles.  The fixed assets are depreciated using the straight-line method over their estimated useful life of 3-20 years.  Our fixed assets consist of the following:

	August 31, 2011	August 31, 2010
Furniture &office equipment	$90,959	$195
Vehicles	68,290	30,341
Software	31,792	-
Field equipment	50,451	-
Total cost basis	241,492	30,536
Less: Accumulated depreciation	(23,973)	(3,977)
Property and equipment, net	$217,519	$26,559

Depreciation expense for the years ending August 31, 2011 and 2010 was $19,996 and $3,977, respectively.

NOTE 4– RELATED PARTY TRANSACTIONS

The Company had historically received periodic cash advances from the Company’s officers and relatives of the Company’s officers to fund operations.  The advances accrued interest at rates ranging from five percent (5%) to six percent (6%) per annum. In December 2010, the notes payable principal balance of $91,846 plus accrued interest for these advances was paid in full.

NOTE 5 – MINERAL PROPERTIES

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

NOTE 5 – MINERAL PROPERTIES (Continued)

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

In August 2011 we paid the State of Texas a delay rental of $44,718.  Thereafter, assuming production of paying quantities has not been obtained, we may pay additional delay rental fees to extend the term of the lease for successive one (1) year periods pursuant to the following schedule:

	Per Acre Amount	Total Amount
August 17, 2012 – 2014	$50	$44,718
August 17, 2015 – 2019	$75	$67,077
August 17, 2020 – 2024	$150	$134,155
August 17, 2025 – 2029	$200	$178,873

NOTE 6– INCOME TAXES

As of August 31, 2011 and 2010, the cumulative tax effect at the expected rate of  34%, respectively, of significant items comprising our net deferred tax amount is as follows:

	August 31, 2011	August 31, 2010
Net operating loss carryforward	$1,625,000	$381,000
Less: Valuation allowance	(1,625,000)	(381,000)

Deferred tax asset, net of allowance	$-	$-

As a result of a change in control effective in April 2007, the Company’s net operating losses prior to that date may be partially or entirely unavailable, by law, to offset future income and, accordingly, are excluded from the associated deferred tax asset.

The provision for income taxes for the year ended August 31, 2011 differs from the result which would be obtained by applying the statutory income tax rate of 34% to income before income taxes because, (i)the Company has recorded a valuation allowance in the amount of the change in the deferred tax asset for each period, and (ii) the Company has $3,412,000 of non-deductible stock compensation expense for the year ended August 31, 2011.

The table below presents a reconciliation of the tax at the prevailing statutory rate to the Company’s provision for taxes:

NOTE 6– INCOME TAXES (continued)

	Year ended August 31,
	2011	2010
Net operating loss	$2,386,000	$190,000
Less: Non-deductible stock compensation	(1,160,000)	(85,000)
Change in valuation allowance	(1,226,000)	(105,000)

Tax provision	$-	$-

The Company’s net operating loss carry forwards expire beginning in 2022.

NOTE 7– SHAREHOLDERS’ EQUITY

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

The Company received cash proceeds from the sale of its common stock and the exercise of Class A Warrants and Class B Warrants to purchase common stock during the years ended August 31, 2011 and 2010 as follows:

Description	Shares of Common Stock Issued	Cash Proceeds Received
2009-2010 Private Placement (issuances occurred in quarter ended November 30, 2010) (1)	1,132,500	$453,000
Exercise of Class A & B Warrants issued in connection with 2009 – 2010 Private Placement (1)	1,236,250	715,937
January 2011 Private Placement (issuance occurred in quarter ended February 28, 2011) (2)	1,600,000	4,000,000
Exercise of options issued in January 2011 Private Placement	6,240,000	15,600,000
Net offering costs	-	(1,655,150)
Total shares of common stock issued and net cash proceeds received from sale of common stock and from the exercise of Warrants during the twelve months(3)	10,208,750	$19,113,787
(1) See “2009-2010 Private Placement” below.
(2) See “January 2011 Private Placement” below.
(3) Does not include shares of common stock issued for services rendered during the twelve months ended August 31, 2011.  See “Other Equity Issues” below.

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

NOTE 7 – SHAREHOLDERS’ EQUITY (Continued)

representing the sale of 1,132,500 shares of common stock, was raised in September through November 2010. The final closing of this private placement was January 10, 2011.

During the year ended August 2011, the Company issued 131,250 shares to two investors in connection with our 2009 – 2010 Private Placement that were paid for in a prior period.

During the year ended August 2011, Class A Warrants to purchase 845,000 shares of the Company’s common stock and Class B warrants to purchase 391,250 shares of the Company’s common stock were exercised, resulting in $422,500 of proceeds being raised by the Company for the Class A warrants and $293,437 of proceeds being raised by the Company for the Class B Warrants.  Total proceeds to the Company as a result of the Class A and Class B Warrant exercise was $715,937.

January 2011 Private Placement

Between January and February 2011, we entered into a series of transactions with accredited investors pursuant to which we sold an aggregate of 1,600,000 shares of our common stock and five year warrants to purchase up to 1,600,000 shares of common stock, exercisable at $2.50 per share, for gross proceeds of $4,000,000. The Company has determined these warrants to have an approximate relative fair value of $4,640,000. The Company paid cash commissions of $318,000 and issued five year warrants to purchase up to 305,000 shares of its common stock at an exercise price of $2.50 per share in connection with the sale of its securities in the January 2011 Private Placement. The Company has determined these warrants to have an approximate fair value of $887,000. The Black-Scholes pricing model was used to estimate the fair value of the 1,600,000 and 305,000 warrants issued during the period, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 404%, and an expected life of 5 years.  The Company paid $65,150 in legal fees associated with the issuance of the shares associated with the January 2011 Private Placement.

In May and June 2011, certain investors participating in the January 2011 Private Placement exercised their options to purchase 6,240,000 shares of common stock resulting in gross proceeds to the Company in the amount of $15,600,000.  These investors were also issued five-year warrants to purchase up to 6,240,000 shares of common stock, exercisable at $2.50 per share.  The Company has determined these warrants to have an approximate relative fair value of $7,800,000. The Company paid a sales commission of $1,337,150 in cash and issued a five-year warrant to purchase up to 1,192,000 shares of common stock at an exercise price of $2.50 per share in connection with the exercise of these placement warrants.The Company has determined these warrants to have an approximate fair value of $2,980,000. The Black-Scholes pricing model was used to estimate the fair value of the 6,240,000 and 1,192,000 warrants issued during the period, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 380%, and an expected life of 5 years.

Other Equity Issues

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

NOTE 7 – SHAREHOLDERS’ EQUITY (Continued)

In September 2010, the Company issued 300,000 common shares to a director for compensation recorded in the prior year at a fair value on the date of grant of $249,000.

During the quarter ended November 30, 2010, the Company issued 61,000 shares of common stock to two external consultants as payment for services performed in a prior period.

In November 2010, the Company entered into a non-exclusive investment banking agreement with Sunrise Securities Corp. (“Sunrise”) pursuant to which it agreed to pay a sales commission with respect to certain financings effected, or alternative transactions entered into, by the Company through introductions by Sunrise.  The Company agreed to pay Sunrise a monthly fee of 5,000 shares of restricted common stock beginning in November 2010.  The Company has issued 50,000 shares totaling $96,150 of expense for the year ended August 31, 2011 related to this fee.

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

In January 2011, we entered into a finders agreement with Aspenwood Capital (“Aspenwood”) under which Aspenwood would introduce potential investors to the Company.  The Company agreed to pay up to a 10% cash fee and to issue a five year warrant to purchase up to 10% of the number of shares sold to investors introduced to the Company by Aspenwood at an exercise price equal to 100% of the equity purchase price.  The warrant may be exercised on a cashless basis at any time subsequent to August 31, 2011 in the event the Company does not maintain an effective registration statement on file with the SEC.  The Company has paid $25,000 under this agreement.

In May 2011, the Company entered into an agreement with an investor relations firm that the Company subsequently terminated in July 2011.  In connection with the agreement, the investor relations firm had received $15,575 cash and a warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $3.75 per share vesting over twelve months.  Upon termination of the agreement, the investor relations firm agreed to accept a vested warrant to purchase only 33,334 shares of the Company’s common stock at an exercise price of $3.75 per share and no future cash payments. The remaining 166,666 warrants were cancelled in conjunction with the termination of the agreement.  The Black-Scholes pricing model was used to estimate the fair value of the 33,334 options, assuming a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 385%, and an expected life of 90 days.  The Company has determined these options to have an approximate fair value of $125,000, which was recognized as an immediate expense for the year ended August 31, 2011 in accordance with FASB ASC 505-50-25.

In June 2011, Sunrise Financial Group exercised a warrant to purchase 250,000 shares on a cashless basis resulting in the issuance of 175,000 shares of common stock.

Amended 2008 Stock Option Plan issuances

In February 2011, the Company entered into a Director’s agreement with General Gregory Martin pursuant to which the Company issued to General Martin 5-year options to purchase 60,000 shares of the Company’s common stock at $2.50 per share as compensation for serving as a member of the Company’s board of directors.  The Black-Scholes pricing model was used to estimate the fair value of the 60,000 options issued during the period to this director, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 421%, and an expected life of 5 years. The Company has determined these options to have an approximate fair value of $150,000.  General Martin’s award immediately vests on the grant date and were

NOTE 7 – SHAREHOLDERS’ EQUITY (Continued)

awarded for services as a nonemployee director acting in his role as a member of the board of directors. Therefore, the Company has recorded the entire amount of this award on the grant date as an immediate expense for the year ended August 31, 2011 in accordance with FASB ASC 718.

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

In March 2011, the Company entered into a Director’s agreement with Graham Karklin pursuant to which the Company issued to Mr. Karklin a 5-year option to purchase 60,000 shares of the Company’s common stock at $2.50 per share as compensation for serving as a member of the Company’s board of directors.  The Black-Scholes pricing model was used to estimate the fair value of the 60,000 options issued during the period to this director, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 325%, and an expected life of 5 years. The Company has determined these options to have an approximate fair value of $150,000.  Mr. Karklin’s award immediately vests on the grant date and were awarded for services as a nonemployee director acting in his role as a member of the board of directors. Therefore, the Company has recorded the entire amount of this award on the grant date as an immediate expense for the year endedAugust 31, 2011 in accordance with FASB ASC 718.

In March 2011, the Company issued Anthony Marchese a 5-year option to purchase 150,000 shares of the Company’s common stock at $2.50 per share as compensation for serving as a member of the Company’s board of directors.  The Black-Scholes pricing model was used to estimate the fair value of the 150,000 options issued during the period to this director, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 323%, and an expected life of 5 years. The Company has determined these options to have an approximate fair value of $375,000.  Mr. Marchese’s award immediately vests on the grant date and were awarded for services as a nonemployee director acting in his role as a member of the board of directors. Therefore, the Company has recorded the entire amount of this award on the grant date as an immediate expense for the year endedAugust 31, 2011 in accordance with FASB ASC 718.

In April 2011, the Company issued Cecil Wall a 5-year option to purchase 90,000 shares of the Company’s common stock at $4.70 per share as compensation for serving as a member of the Company’s board of directors.  The Black-Scholes pricing model was used to estimate the fair value of the 90,000 options issued during the period to this director, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 325%, and an expected life of 5 years. The Company has determined these options to have an approximate fair value of $423,000.  The Company has recorded the entire amount of this award on the grant date as an immediate expense for the year endedAugust 31, 2011 in accordance with FASB ASC 718.

In April 2011, the Company entered into a Director’s agreement with Jim Graham pursuant to which the Company issued to Mr. Graham a 5-year option to purchase 60,000 shares of the Company’s common stock at $4.00 per share as compensation for serving as a member of the Company’s board of directors.  The Black-Scholes pricing model was used to estimate the fair value of the 60,000 options issued during the period to this director, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 322%, and an expected life of 5 years. The Company has determined these options to have an approximate fair value of $240,000.  Mr. Graham’s award immediately vests on the grant date and were awarded for services as a nonemployee director acting in his role as a member of the board of directors. Therefore, the Company has recorded the entire amount of this award on the grant date as an immediate expense for the year endedAugust 31, 2011 in accordance with FASB ASC 718.

NOTE 7 – SHAREHOLDERS’ EQUITY (Continued)

In May 2011, the Company issued Anthony Marchese a 5-year option to purchase 175,000 shares of the Company’s common stock at $4.15 per share as compensation for his appointment as non-executive Chairman of the Company’s board of directors.  The Black-Scholes pricing model was used to estimate the fair value of the 175,000 options issued during the period to this director, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 324%, and an expected life of 5 years. The Company has determined these options to have an approximate fair value of $726,000.  Mr. Marchese’s award immediately vests on the grant date and were awarded for services as a nonemployee director acting in his role as a member of the board of directors. Therefore, the Company has recorded the entire amount of this award on the grant date as an immediate expense for the year ended August 31, 2011 in accordance with FASB ASC 718.

In May 2011, the Company granted to K. Marc LeVier, its chief executive officer, as a part of his employment arrangement, a five year option to purchase up to 2,500,000 shares of our common stock at an exercise price of $2.50 per share.  These options vest 1/36 each month provided he is employed by the Company on the vesting dates.  The Black-Scholes pricing model was used to estimate the fair value of the 2,500,000 options issued during the period, using theassumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 376%, and an expected life of 5 years. The Company has determined these options to have an approximate fair value of $6,250,000.  Since Mr. LeVier’s award vests over a 36 month period, the Company is expensing approximately $174,000 monthly for this award over the 36 month vesting period in accordance with FASB ASC 718.

In July 2011, the Company issued 3.5 year options to purchase a total of 180,000 shares of the Company’s common stock at $2.60 per share as compensation to four independent directors for their service on select committees of the Board of Directors.  The Black-Scholes pricing model was used to estimate the fair value of the 180,000 options issued during the period to these directors, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 372%, and an expected life of 3.5 years. The Company has determined these options to have an approximate fair value of $468,000.  These awards immediately vest on the grant date and were awarded for services as a nonemployee director acting in his role as a member of the board of directors. Therefore, the Company has recorded the entire amount of this award on the grant date as an immediate expense for the year endedAugust 31, 2011 in accordance with FASB ASC 718.

On August 19, 2011, the Company granted to Anthony Garcia, itsSenior Vice-President of Development, as a part of his employment arrangement, a five year option to purchase up to 750,000 shares of our common stock at an exercise price of $1.85 per share.  These options vest 1/36 each month provided he is employed by the Company on the vesting dates.  The Black-Scholes pricing model was used to estimate the fair value of the 750,000 options issued during the period, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 361%, and an expected life of 5 years. The Company has determined these options to have an approximate fair value of $1,387,000.  Since Mr. Garcia’s award vests over a 36 month period, the Company is expensing approximately $38,500 monthly, beginning in September 2011, for this award over the 36 month vesting period in accordance with FASB ASC 718.

Warrants

The fair value of the warrants issued with our 2009 – 2010 Private Placement was estimated at the date of issue using the Black-Scholes valuation model, and the relative fair value of the Class A Warrants, Class B Warrants, and shares of common stock issued during the twelve months ended August 31, 2010 as part of the units was $0.82, $0.84, and $0.85, respectively.  The Company recorded the relative fair value of the warrants of $269,978 as additional paid-in capital (“APIC”).

NOTE 7 – SHAREHOLDERS’ EQUITY (Continued)

The assumptions used are as follows:
	August 31, 2010	August 31, 2009
Expected dividend yield	0%	N/A
Risk-free interest rate	0.340%-0.815%	N/A
Expected volatility	387.97%-406.46%	N/A
Expected warrant life (in years)	1.00-1.50	N/A

The following Class A Warrants are outstanding:

Expiry Date	Exercise Price	August 31, 2011	August 31, 2010
December 31, 2011	$0.50	1,418,750	2,263,750

The following Class B Warrants are outstanding:

Expiry Date	Exercise Price	August 31, 2010	August 31, 2010
December 31, 2011	$0.75	740,625	1,131,875

The fair value of the 1,600,000 warrants issued in January 2011 with our 2011 Private Placement was estimated at the date of issue using the Black-Scholes valuation model. The Company recorded the relative fair value of the warrants of $4,640,000 as APIC.

The assumptions used are as follows:
	August 31, 2011	August 31, 2010
Expected dividend yield	0%	N/A
Risk-free interest rate	1.1%	N/A
Expected volatility	404%	N/A
Expected warrant life (in years)	5.00	N/A

The following January 2011 Warrants are outstanding:

Expiry Date	Exercise Price	August 31, 2011	August 31, 2010
January 31, 2016	$2.50	1,600,000	N/A

The fair value of the 6,240,000 Option Warrants issued in May and June with our 2011 Private Placement was estimated at the date of issue using the Black-Scholes valuation model. The Company recorded the relative fair value of the warrants of $7,800,000 as APIC.

The assumptions used are as follows:

	August 31, 2011	August 31, 2010
Expected dividend yield	0%	N/A
Risk-free interest rate	1.1%	N/A
Expected volatility	380%	N/A
Expected warrant life (in years)	5.00	N/A

The following January 2011 Option Warrants are outstanding:

Expiry Date	Exercise Price	August 31, 2011	August 31, 2010
June 30, 2016	$2.50	6,240,000	N/A

NOTE 8– SUBSEQUENT EVENTS

In September and October of 2011 we issued Sunrise Securities Group the final 10,000 shares of our restricted common stock as required under the non-exclusive investment banking agreement.

In September 2011, Class A Warrants to purchase 16,250 of the Company’s common stock were exercised by an investor, resulting in $8,125 of proceeds being raised by the Company.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended August 31, 2011, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detections of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2011. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we have concluded that, as of August 31, 2011, our internal controls over financial reporting were effective based on those criteria.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002, as amended, which provides that issuers that are not an “accelerated filer” or “large accelerated filer” are exempt from the requirement to provide an auditor attestation report.

Changes to Internal Control over Financial Reporting

There have been changes in our internal control over financial reporting during the year ended August 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our internal controls over financial reporting have been modified during our most recent fiscal year by adding a Chief Financial Officer and additional contract accounting personnel in the financial closing, review and analysis process.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included under the section entitled “Information on the Board of Directors and Executive Officers” in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2011 annual meeting of shareholders (the “Proxy Statement”), which information is incorporated by reference to this Annual Report on Form 10-K.

The Company's Code of Business and Ethical Conduct can be found on the Company's internet website located at www.trer.com under the heading "Corporate". Any stockholder may request a printed copy of such materials by submitting a written request to the Company's Corporate Secretary. If the Company amends the Code of Business and Ethical Conduct or grants a waiver, including an implicit waiver, from the Code of Business and Ethical Conduct, the Company will disclose the information on its internet website. The waiver information will remain on the website for at least twelve months after the initial disclosure of such waiver.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included under the section entitled “Executive Compensation” in the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, which information is incorporated by reference to this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included under the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, which information is incorporated by reference to this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included under the section entitled “Certain Relationships and Related Transactions” and “Corporate Governance Matters” in the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, which information is incorporated by reference to this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included under the section entitled “Principal Accountant Fees and Services” in the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, which information is incorporated by reference to this Annual Report on Form 10-K.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Documents filed as part of this Annual Report on Form 10-K or incorporated by reference:

(1)	The consolidated financial statements are listed on the “Index to Financial Statements” in Item 8.

(2)	Financial Statement Schedules (omitted because the Company is a smaller reporting issuer).

The following exhibits are attached hereto or are incorporated by reference:

Exhibit No.	Description

3.1	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 of the Company’s Form 10 with the SEC on October 30, 2008.
3.2	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.2 of the Company’s Form 10 with the SEC on October 30, 2008.
3.3	Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.3(i) of the Company’s Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 of the Company’s Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.1	Amended and Restated 2008 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended May 31, 2011 filed with the SEC on July 15, 2011.
10.2	Lease, incorporated by reference to Exhibit 10.2 of the Company’s Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.3	Form of Class A Warrant, incorporated by reference to Exhibit 10.3 of the Company’s Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.4	Form of Class B Warrant, incorporated by reference to Exhibit 10.4 of the Company’s Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.5	Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.5 of the Company’s Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.6
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

10.10	Shareholders’ Agreement, incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.11	Director’s Agreement by and between the Company and General Gregory Martin, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on February 23, 2011.
10.12
Director’s Agreement by and between the Company and Graham A. Karklin incorporated by reference to Exhibit 10.12 of the Company’s Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.

10.13
Investment Banking Agreement by and between the Company and Sunrise Securities Corp. incorporated by reference to Exhibit 10.13 of the Company’s Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011

10.14
Finders Agreement by and between the Company and Aspenwood Capital incorporated by reference to Exhibit 10.14 of the Company’s Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011

10.15
Institutional Public Relations Retainer Agreement by and between the Company and Sunrise Financial Group, Inc. incorporated by reference to Exhibit 10.15 of the Company’s Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011

10.16
Summary of Dan Gorski Employment Arrangement incorporated by reference to Exhibit 10.16 of the Company’s Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011

10.17
Summary of Wm. Chris Mathers Employment Arrangement incorporated by reference to Exhibit 10.17 of the Company’s Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011

10.18
Summary of Stanley Korzeb Employment Arrangementincorporated by reference to Exhibit 10.18 of the Company’s Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011

10.19	Employment Agreement by and between the Company and Marc LeVier, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on May 9, 2011.
10.20	Director’s Agreement by and between the Company and Jim Graham, incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on May 9, 2011.
10.21
Option Agreement for Wm. Chris Mathers incorporated by reference to Exhibit 10.21 of the Company’s Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011

10.22	Form of Directors Option Agreement incorporated by reference to Exhibit 10.22 of the Company’s Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011
10.23
Form of Registration Rights Agreement for May/June option exercises, incorporated by reference to Exhibit 10.12 of the Company’s Form 10-Q for the period ended May 31, 2011 filed with the SEC on July 15, 2011

10.24	Denver Colorado Facilities Lease, incorporated by reference to Exhibit 10.13 of the Company’s Form 10-Q for the period ended May 31, 2011 filed with the SEC on July 15, 2011
31.1(1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2(1)	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1(1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(1)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS RARE EARTH RESOURCES CORP.

/s/ K. Marc LeVier
K. Marc LeVier, duly authorized officer
and Principal Executive Officer

DATED:  November 22, 2011

/s/ Wm. Chris Mathers
Wm. Chris Mathers, Principal Financial Officer

DATED:  November 22, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ K. Marc LeVier K. Marc LeVier	Chief Executive Officer, Principal Executive Officer and Director	November 22, 2011

/s/ Wm. Chris Mathers Wm. Chris Mathers	Chief Financial Officer and Principal Financial Officer	November 22, 2011

/s/ Anthony Marchese Anthony Marchese	Chairman of the Board	November 22, 2011

/s/ Daniel E. Gorski Daniel E. Gorski	Director	November 22, 2011

/s/ General Gregory Martin Gregory Martin	Director	November 22, 2011

/s/ James J. Graham Jim Graham	Director	November 22, 2011

/s/ Graham A. Karklin Graham Karklin	Director	November 22, 2011