Form 10-Q
period 2011-11-30
Texas Rare Earth Resources Corp.
filed 2012-01-17
CIK 1445942

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer 	Smaller reporting company 

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Number of shares of issuer’s common stock outstanding at January 9, 2012:  36,510,009

TEXAS RARE EARTH RESOURCES CORP.
TABLE OF CONTENTS

Texas Rare Earth Resources Corp
BALANCE SHEETS

	November 30, 2011	August 31, 2011
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$14,901,507	$16,886,066
Prepaid expenses and other current assets	60,038	37,579
Total current assets	14,961,545	16,923,645

Property and equipment, net	252,702	217,519
Mineral properties	378,556	143,356
Deposits	16,180	16,525

TOTAL ASSETS	$15,608,983	$17,301,045

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$859,510	$579,807
Total current liabilities and total liabilities	859,510	579,807

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of November 30, 2011 and
August 31, 2011	-	-
Common stock, par value $0.01; 100,000,000 shares authorized,
34,763,134 and 34,596,260 shares issued and outstanding as of
November 30 and August 31, 2011, respectively	347,632	345,964
Additional paid-in capital	25,672,827	24,818,022
Accumulated deficit	(11,270,986)	(8,442,748)
Total shareholders' equity	14,749,473	16,721,238

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$15,608,983	$17,301,045

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended November 30,
	2011	2010
		(As Restated)

OPERATING EXPENSES
Exploration costs	$1,615,619	$38,600
General & administrative expenses	1,222,646	1,031,130

Total operating expenses	2,838,265	1,069,730

LOSS FROM OPERATIONS	(2,838,265)	(1,069,730)

OTHER (INCOME) EXPENSE
Interest and other income	(10,027)	(777)
Interest expense	-	735
Total other (income) expense	(10,027)	(42)

NET LOSS	$(2,828,238)	$(1,069,688)

Net loss per share:
Basic and diluted net loss per share	$(0.08)	$(0.04)

Weighted average shares outstanding:
Basic and diluted	34,625,220	21,192,403

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended November 30,
	2011	2010
		(As Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,828,238)	$(1,069,688)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation expense	17,224	1,233
Stock issued for services	19,200	969,600
Stock based compensation	719,774	-
Changes in current assets and liabilities:
Prepaid expenses and other assets	(22,114)	-
Accounts payable and accrued expenses	279,702	(8,169)
Net cash used in operating activities	(1,814,452)	(107,024)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mineral properties	(235,201)	(10,536)
Purchase of fixed assets	(52,405)	-
Net cash used in investing activities	(287,606)	(10,536)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	-	453,000
Proceeds from exercise of common stock warrants	90,156	328,125
Proceeds from exercise of common stock warrants issued in subsequent period	27,343	-
Net cash provided by financing activities	117,499	781,125
NET CHANGE IN CASH	(1,984,559)	663,565
CASH, BEGINNING OF PERIOD	16,886,066	74,434
CASH, END OF PERIOD	$14,901,507	$737,999

SUPPLEMENTAL INFORMATION
Interest paid	$-	$662
Taxes paid	$-	$-
Issuance of 75,000 shares of common stock for cash previously received	$-	$750
Issuance of 61,000 shares of common stock for services previously recorded	$-	$610
Issuance of 300,000 shares of common stock for director compensation
previously recorded	$-	$3,000

The accompanying notes are an integral part of these financial statements.

Texas Rare Earth Resources Corp
Notes to Interim Financial Statements
November 30, 2011
(Unaudited)

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Texas Rare Earth Resources Corp. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K, dated August 31, 2011 and Form DEF 14A dated December 28, 2011, as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year August 31, 2011 as reported in Form 10-K, have been omitted.

NOTE 2 – MINERAL PROPERTIES

In September 2011, we entered into a new mining lease with the Texas General Land Office covering Sections 7 and 18 of Township 7, Block 71 and Section 12 of Block 72, covering approximately 860 acres at Round Top Mountain in Hudspeth County, Texas.  The mining lease issued by the Texas General Land Office gives us the right to explore, produce, develop, mine, extract, mill, remove, and market beryllium, uranium, rare earth elements, all other base and precious metals, industrial minerals and construction materials and all other minerals excluding oil, gas, coal, lignite, sulfur, salt, and potash.  The term of the lease is twenty years so long as minerals are produced in paying quantities.

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

NOTE 3 – SHAREHOLDERS’ EQUITY

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

The Company received cash proceeds from the exercise of Class A Warrants and Class B Warrants to purchase common stock during the three month period ended November 30, 2011 as follows:

Description	Shares of Common Stock Issued	Cash Proceeds Received
Exercise of Class A & B Warrants issued in connection with 2009 – 2010 Private Placement (1)	156,875	$90,156
Exercise of Class A & B Warrants issued in connection with 2009 – 2010 Private Placement. Shares issued subsequent to November 30, 2011 (1)	--	$27,343
Total shares of common stock issued and cash proceeds received from the exercise of Warrants during the three months(2)	156,875	$117,499

(1) See “2009-2010 Private Placement” below.
(2) Does not include shares of common stock issued for services rendered during the three months ended November 30, 2011.  See “Other Equity Issues” below.

2009 – 2010 Private Placement

During the three months ended November 30, 2011, Class A Warrants to purchase 110,000 shares of the Company’s common stock and Class B warrants to purchase 46,875 shares of the Company’s common stock were exercised, resulting in $55,000 of proceeds being raised by the Company for the Class A warrants and $35,156 of proceeds being raised by the Company for the Class B Warrants.  Total proceeds to the Company as a result of the Class A and Class B Warrant exercise was $90,156.

At the end of the three months ended November 30, 2011, cash in the amount of $27,343 was received by a private placement investor to exercise 31,250 Class A Warrants and 15,625 Class B Warrants.  These shares were issued subsequent to the quarter ended November 30, 2011.

Other Equity Issues

In November 2010, the Company entered into a non-exclusive investment banking agreement with Sunrise Securities Corp. (“Sunrise”) pursuant to which the Company agreed to pay a sales commission with respect to certain financings effected, or alternative transactions entered into, by the Company through introductions by Sunrise.  The Company agreed to pay Sunrise a monthly fee of 5,000 shares of restricted common stock beginning in November 2010 and ending October 31, 2011.  The Company has issued the remaining 10,000 shares obligated under this agreement totaling $19,200 of expense for the three months ended November 30, 2011 related to this agreement.

Amended 2008 Stock Option Plan issuances

In March 2011, the Company granted to Wm Chris Mathers, its chief financial officer, as a part of his employment arrangement, a five year option to purchase up to 400,000 shares of our common stock at an exercise price of $2.50 per share.  These options vest 1/36 each month provided he is employed by the Company on the vesting dates.  The Black-Scholes pricing model was used to estimate the fair value of the 400,000 options issued during the period, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 376%, and an expected life of 5 years. The Company has determined these options to have an approximate fair value of $1,000,000.  Since Mr. Mathers’ award vests over a 36 month period, the Company is expensing approximately $28,000 monthly for this award over the 36 month vesting period in accordance with the Financial Accounting Standards Board (“FASB”) ASC 718.  The Company expensed approximately $83,000 as compensation expense for the three months ended November 30, 2011 for these options.

In May 2011, the Company granted to K. Marc LeVier, its chief executive officer, as a part of his employment arrangement, a five year option to purchase up to 2,500,000 shares of our common stock at an exercise price of $2.50 per share.  These options vest 1/36 each month provided he is employed by the Company on the vesting dates.  The Black-Scholes pricing model was used to estimate the fair value of the 2,500,000 options issued during the period, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 376%, and an expected life of 5 years. The Company has determined these options to have an approximate fair value of $6,250,000.  Since Mr. LeVier’s award vests over a 36 month period, the Company is expensing approximately $174,000 monthly for this award over the 36 month vesting period in accordance with FASB ASC 718.  The Company expensed approximately $521,000 as compensation expense for the three months ended November 30, 2011 for these options.

NOTE 3 – SHAREHOLDERS’ EQUITY (Continued)

On August 19, 2011, the Company granted to Anthony Garcia, its Senior Vice-President of Development, as a part of his employment arrangement, a five year option to purchase up to 750,000 shares of our common stock at an exercise price of $1.85 per share.  These options vest 1/36 each month provided he is employed by the Company on the vesting dates.  The Black-Scholes pricing model was used to estimate the fair value of the 750,000 options issued during the period, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 361%, and an expected life of 5 years. The Company has determined these options to have an approximate fair value of $1,387,000.  Since Mr. Garcia’s award vests over a 36 month period, the Company is expensing approximately $38,500 monthly, beginning in September 2011, for this award over the 36 month vesting period in accordance with FASB ASC 718. The Company expensed approximately $115,600 as compensation expense for the three months ended November 30, 2011 for these options.

NOTE 4 – SUBSEQUENT EVENTS

Subsequent to the quarter ended November 30, 2011, Class A Warrants to purchase 1,183,750 shares of the Company’s common stock and Class B warrants to purchase 603,125 shares of the Company’s common stock were exercised, resulting in $591,875 of proceeds being raised by the Company for the Class A warrants and $421,094 of proceeds being raised by the Company for the Class B Warrants.  Total proceeds to the Company as a result of the Class A and Class B Warrant exercise was $1,012,969.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, unless the context requires otherwise, references to “Texas Rare Earth Resources Corp,” “we,” “our” or “us” refer to Texas Rare Earth Resources Corp.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this quarterly report.  This Quarterly Report on Form 10-Q may also contain statistical data and estimates we obtained from industry publications and reports generated by third parties. Although we believe that the publications and reports are reliable, we have not independently verified their data.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”). Such forward-looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.  Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.  Forward-looking statements in this Quarterly Report on Form 10-Q, include, but are not limited to:

•	the progress, potential and uncertainties of the Company’s 2011-2012 rare-earth drill program and exploration plans at it Round Top project in Hudspeth County, Texas (the “Round Top Project”);
•	the success of getting the necessary permits for future drill programs and future project development;
•	expectations regarding the ability to raise capital and to continue its exploration and development plans on its properties;
•	plans regarding anticipated expenditures at the Round Top Project; and
•	plans outlined under the section heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Plan of Operation”.

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

This list is not exhaustive of the factors that may affect the Company’s forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report. Although the Company has attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The Company qualifies all the forward-looking statements contained in this Quarterly Report by the foregoing cautionary statements.

Overview and Organizational History

We are a mining company engaged in the business of the acquisition, exploration and development of mineral properties.  We currently hold a nineteen year lease, executed in September 2011, to explore and develop an 860 acre rare earths project located in Hudspeth County, Texas known as the Round Top Project and prospecting permits covering an adjacent 9,345 acres.  We also hold prospecting permits on certain other mineral properties located in Texas and New Mexico.  We are currently not evaluating any additional prospects, and intend to focus primarily on the development of our Round Top Project.  We currently have limited operations and have not established that our Round Top Project contains any proven or probable reserves under SEC Industry Guide 7.

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

Recent Corporate Developments

The following significant corporate developments occurred during our quarter ended November 30, 2011:

•
On October 27, 2011, we announced favorable results of our Phase I metallurgical testing and characterization that reconfirmed that the rare earth minerals are finely disseminated throughout the rhyolite host rock at our Round Top Project.

•
On November 8, 2011, we announced that our supplementary operating plan to expand exploration activities at our Round Top Project had been approved by the Texas General Land Office (GLO); the expanded development and exploration drill plan now calls for an additional 40 drill holes and 4 diamond core holes for an estimated planned drilled footage of 20,000 feet.

•
On November 10, 2011, we announced that Gustavson Associates, LLC, a subsidiary of Walsh Environmental Scientists and Engineers and its parent company, Ecology and Environment, Inc. (NASDAQ: EEI) had been contracted to perform the scoping study at the Round Top Project.

Liquidity and Capital Resources

As of November 30, 2011, we had a working capital surplus of approximately $14,102,000. We believe we have sufficient working capital to continue our planned operations through calendar year 2012. We will need to raise additional funding subsequent to fiscal year 2012 to continue our exploration and development activities.  As of the date hereof, the Company is not able to quantify the amount of capital needed to fund its working capital needs after fiscal 2012, nor is it able to quantify the amount of capital needed to develop the Round Top Project. The amount of capital will be dependent upon the Company’s exploration results and business strategy to exploit the Round Top Project.  The Company intends to raise additional working capital through best efforts debt or equity financing, as we have no firm commitments for equity capital investments to any established credit facility.  No assurance can be given that additional financing will be available on terms acceptable to the Company.  The Company’s viability is contingent upon its ability to receive external financing.  Failure to obtain sufficient working capital may result in management resorting to the sale of assets or otherwise curtailing operations.  We intend to use cash on hand to fund working capital needs for the balance of fiscal year 2012.

During the three months ended November 30, 2011, Class A Warrants to purchase 110,000 shares of the Company’s common stock and Class B warrants to purchase 46,875 shares of the Company’s common stock were exercised, resulting in $55,000 of proceeds being raised by the Company for the Class A warrants and $35,156 of proceeds being raised by the Company for the Class B Warrants.  Total proceeds to the Company as a result of the Class A and Class B Warrant exercise was $90,156.

At the end of the three months ended November 30, 2011, Cash in the amount of $27,343 was received by a private placement investor to exercise 31,250 Class A Warrants and 15,625 Class B Warrants.  These shares were issued subsequent to the quarter ended November 30, 2011.

In August 2011, our Board of Directors unanimously approved our operating budget for the twelve month fiscal year ending August 31, 2012.  On January 6, 2012, Management proposed a revised budget to the Board of Directors which was unanimously approved on January 6, 2012.  Over the next twelve months we plan to conduct significant geological studies, sampling and drilling at our Round Top Project.  The timing of these expenditures is dependent upon a number of factors, including the availability of drilling contractors. We estimate our exploration expenditures will total approximately $9,800,000 which includes expenditures for, among other things, drilling of samples, metallurgical testing, scoping studies and appropriate staff and consulting expenses.  Our exploration activities will be carried out by our geologic staff and such qualified outside contractors as is necessary.  Our capital expenditures for the next twelve months will be insignificant.

We estimate that our general and administrative expenditures, which will be spent ratably over the next twelve months, to total approximately $2,600,000.  Payroll, payroll taxes, benefits and associated travel for employees is estimated to be $796,000 over this period of time.  We estimate that we will incur professional fees of approximately $587,000 over the next twelve months.  These fees will be primarily associated with the audit and reviews of our financial statements, legal fees and public relations.  We estimate that we will incur investor relations and marketing fees of approximately $639,000 for the fiscal year.  The remainder of our general and administrative expenditures will be for items necessary for us to conduct our general business affairs.

During the three month period ending November 30, 2011, we invested approximately $235,200 in mineral properties, including approximately $175,000 for land purchases near our Round Top Project.

During the three months ended November 30, 2011, we purchased furniture and routine equipment for our Denver office and our Round Top Project totaling approximately $52,400.

Results of Operations

General  & Revenue

We had no operating revenues during the three months ended November 30, 2011 and 2010.  We are not currently profitable.  As a result of ongoing operating losses, we had an accumulated deficit of approximately $11,271,000 as of November 30, 2011.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the three months ended November 30, 2011 and 2010, in the amount of approximately $1,616,000 and $39,000, respectively.  The increase in expenditures for the three months ended November 30, 2011 over the three months ended November 30, 2010, were primarily due to increased drilling and related geological consulting fees as we intensify the exploration of our Round Top Project.

Our general and administrative expenses for the three months ended November 30, 2011 and 2010, respectively, were approximately $1,223,000 and $1,031,000.  For the three months ended November 30, 2011, this amount included non-cash expenses of approximately $604,000 of stock compensation for two of our executive officers.  The remaining expenditures totaling approximately $619,000 were primarily for investor relations, professional fees associated with the audits of our financial statements, payroll and related taxes and benefits, investor and public relations, legal fees and other general and administrative expenses necessary for our operations.  Our general and administrative expenses for the three months ended November 30, 2010 were primarily for professional fees associated with the audits of our financial statements and investor relations fees.

We had losses from operations for the three months ended November 30, 2011 and 2010, respectively, totaling approximately $2,838,000 and $1,070,000 and net losses for the three months ended November 30, 2011 and 2010, respectively, of approximately $2,828,000 and $1,070,000.  The increase in both net losses from operations and in net losses from 2010 to 2011, in due primarily to increased exploration costs as we intensify the exploration of our Round Top Project.  We earned interest and other income in the amount of approximately $10,000 for the three months ended November 30, 2011.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are fairly presented in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Management believes that the following critical accounting estimates and judgments have a significant impact on our financial statements; Valuation of options granted to Directors and Officers using the Black-Scholes model.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act).  Based on that evaluation the CEO and CFO have concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in our reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to the Company's internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended August 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table describes all securities we issued during the period covered by this report without registering the securities under the Securities Act of 1933, as amended (the “Securities Act”).

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (A)
September 2011	Common Stock	16,250	Private Placement Investor	$8,125	Cash	Sec. 4(2)
November 2011	Common Stock	140,625	Private Placement Investors (2)	$82,031	Cash	Sec. 4(2)

(A)
With respect to sales designated by “Sec. 4(2),” these shares were issued pursuant to the exemption from registration contained in to Section 4(2) of the Securities Act as privately negotiated, isolated, non-recurring transactions not involving any public offer or solicitation. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser and the transfer agent affixed the appropriate legends. Each purchaser was given adequate access to sufficient information about us to make an informed investment decision. Except as otherwise set forth in this Quarterly Report on Form 10-Q, none of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

Item 3. Defaults upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6.  Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS RARE EARTH RESOURCES CORP.

Date: January 17, 2012

/s/ K. Marc LeVier
K. Marc LeVier, duly authorized officer
Chief Executive Officer and Principal Executive Officer

Date: January 17, 2012

/s/ Wm. Chris Mathers
Wm. Chris Mathers, Chief Financial Officer and Principal Financial and Accounting Officer