Form 10-Q
period 2012-02-29
Texas Rare Earth Resources Corp.
filed 2012-04-16
CIK 1445942

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2012
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Number of shares of issuer’s common stock outstanding at April 16, 2012:  36,550,009

Texas Rare Earth Resources Corp.
BALANCE SHEETS

	February 29, 2012	August 31, 2011
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$12,744,695	$16,886,066
Prepaid expenses and other current assets	102,792	37,579
Total current assets	12,847,487	16,923,645

Property and equipment, net	332,012	217,519
Mineral properties	422,859	143,356
Deposits	27,010	16,525

TOTAL ASSETS	$13,629,368	$17,301,045

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$615,297	$579,807
Total current liabilities and total liabilities	615,297	579,807

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of February 29, 2012 and
August 31, 2011	-	-
Common stock, par value $0.01; 100,000,000 shares authorized,
36,550,009 and 34,596,260 shares issued and outstanding as of
February 29, 2012 and August 31, 2011, respectively	365,501	345,964
Additional paid-in capital	27,979,442	24,818,022
Accumulated deficit	(15,330,872)	(8,442,748)
Total shareholders' equity	13,014,071	16,721,238

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$13,629,368	$17,301,045

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
UNAUDITED STATEMENTS OF OPERATIONS

	Six Months Ended		Three Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
		(As Restated)		(As Restated)

OPERATING EXPENSES
Exploration costs	$3,753,492	$118,818	$2,137,873	$71,723
General & administrative expenses	3,152,490	1,420,176	1,929,843	397,541

Total operating expenses	6,905,982	1,538,994	4,067,716	469,264

LOSS FROM OPERATIONS	(6,905,982)	(1,538,994)	(4,067,716)	(469,264)

OTHER (INCOME) EXPENSE
Interest and other income	(17,992)	(3,339)	(7,965)	(2,562)
Interest expense	134	1,176	134	441
Total other (income) expense	(17,858)	(2,163)	(7,831)	(2,121)

NET LOSS	$(6,888,124)	$(1,536,831)	$(4,059,885)	$(467,143)

Net loss per share:
Basic and diluted net loss per share	$(0.19)	$(0.06)	$(0.11)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	35,338,932	24,973,926	36,044,941	25,756,090

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended
	February 29, 2012	February 28, 2011
		(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,888,124)	$(1,536,831)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation expense	39,441	2,466
Stock issued for services	19,200	-
Stock based compensation	2,058,633	1,148,550
Changes in current assets and liabilities:
Prepaid expenses and other assets	(75,698)	(14,775)
Accounts payable and accrued expenses	35,490	33,043
Net cash used in operating activities	(4,811,058)	(367,547)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mineral properties	(279,503)	(10,536)
Purchase of fixed assets	(153,934)	-
Net cash used in investing activities	(433,437)	(10,536)

CASH FLOWS FROM FINANCING ACTIVITIES
Commissions paid	-	(383,150)
Repayment of notes payable to related parties	-	(73,000)
Proceeds from exercise of common stock warrants and sale of common stock	1,103,124	4,835,813
Net cash provided by financing activities	1,103,124	4,379,663
NET CHANGE IN CASH	(4,141,371)	4,001,580
CASH, BEGINNING OF PERIOD	16,886,066	74,434
CASH, END OF PERIOD	$12,744,695	$4,076,014

SUPPLEMENTAL INFORMATION
Interest paid	$134	$18,846
Taxes paid	$-	$-
Issuance of 131,250 shares of common stock for cash previously received	$-	$1,313
Issuance of 61,000 shares of common stock for services previously recorded	$-	$610
Issuance of 300,000 shares of common stock for director compensation
previously recorded	$-	$3,000

The accompanying notes are an integral part of these financial statements.

Texas Rare Earth Resources Corp
Notes to Unaudited Interim Financial Statements
February 29, 2012

NOTE 1 – BASIS OF PRESENTATION

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

NOTE 2 – MINERAL PROPERTIES

September 2011 Lease

On September 2, 2011, we entered into a new mining lease with the Texas General Land Office covering Sections 7 and 18 of Township 7, Block 71 and Section 12 of Block 72, covering approximately 860 acres at Round Top Mountain in Hudspeth County, Texas.  The mining lease issued by the Texas General Land Office gives us the right to explore, produce, develop, mine, extract, mill, remove, and market beryllium, uranium, rare earth elements, all other base and precious metals, industrial minerals and construction materials and all other minerals excluding oil, gas, coal, lignite, sulfur, salt, and potash.  The term of the lease is nineteen years so long as minerals are produced in paying quantities.

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

NOTE 2 – MINERAL PROPERTIES (Continued)

November 2011 Lease

On November 1, 2011, we entered into a mining lease with the State of Texas covering 90 acres, more or less, of land that we purchased in September 2011 near our Round Top site.  The deed was recorded with Hudspeth County on September 16, 2011.
Under the lease, we paid the State of Texas a lease bonus of $20,700 which was paid upon the execution of the lease.  Upon the sale of minerals removed from Round Top, we will pay the State of Texas a $50,000 minimum advance royalty.  Thereafter, we will pay the State of Texas a production royalty equal to eight percent (8%) of the market value of uranium and other fissionable materials removed and sold from Round Top and six and one quarter percent (6 ¼%) of the market value of all other minerals sold from Round Top.

If production of paying quantities of minerals has not been obtained on or before November 1, 2012, we may pay the State of Texas a delay rental to extend the term of the lease in an amount equal to $4,500.  Thereafter, assuming production of paying quantities has not been obtained, we may pay additional delay rental fees to extend the term of the lease for successive one (1) year periods pursuant to the following schedule:

	Per Acre Amount	Total Amount
November 1, 2013-2014	$50	$4,500
November 1, 2015 – 2019	$75	$6,750
November 1, 2020 – 2024	$150	$13,500
November 1, 2025 – 2029	$200	$18,000

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

The Company received cash proceeds from the exercise of Class A Warrants and Class B Warrants to purchase common stock during the six month period ended February 29, 2012 as follows:

Description	Shares of Common Stock Issued	Cash Proceeds Received
Exercise of Class A & B Warrants issued in connection with 2009 – 2010 Private Placement (1)	1,943,750	$1,103,124
Total shares of common stock issued and cash proceeds received from the exercise of Warrants during the six months(2)	1,943,750	$1,103,124

(1) See “2009-2010 Private Placement” below.
(2) Does not include shares of common stock issued for services rendered during the six months ended February 29, 2012.  See “Other Equity Issues” below.

2009 – 2010 Private Placement

During the six months ended February 29, 2012, Class A Warrants to purchase 1,293,750 shares of the Company’s common stock and Class B warrants to purchase 650,000 shares of the Company’s common stock were exercised, resulting in $646,874 of proceeds being raised by the Company for the Class A warrants and $456,250 of proceeds being raised by the Company for the Class B Warrants.  Total proceeds to the Company for the issuance of 1,943,750 shares of the Company’s common stock as a result of the Class A and Class B Warrant exercise was $1,103,124.  The remaining outstanding warrants expired on December 31, 2011.

NOTE 3 – SHAREHOLDERS’ EQUITY (Continued)

Other Equity Issues

In November 2010, the Company entered into a non-exclusive investment banking agreement with Sunrise Securities Corp. (“Sunrise”) pursuant to which the Company agreed to pay a sales commission with respect to certain financings effected, or alternative transactions entered into, by the Company through introductions by Sunrise.  The Company agreed to pay Sunrise a monthly fee of 5,000 shares of restricted common stock beginning in November 2010 and ending October 31, 2011.  Since our fiscal year end, the Company has issued the remaining 10,000 shares obligated under this agreement totaling $19,200 of expense for the six months ended February 29, 2012.

Amended 2008 Stock Option Plan issuances

In March 2011, the Company granted to Wm Chris Mathers, its chief financial officer, as a part of his employment arrangement, a five year option to purchase up to 400,000 shares of our common stock at an exercise price of $2.50 per share.  These options vest 1/36 each month provided he is employed by the Company on the vesting dates.  The Black-Scholes pricing model was used to estimate the fair value of the 400,000 options issued during the period, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 376%, and an expected life of 5 years. The Company has determined these options to have an approximate fair value of $1,000,000.  Since Mr. Mathers’ award vests over a 36 month period, the Company is expensing approximately $28,000 monthly for this award over the 36 month vesting period in accordance with the Financial Accounting Standards Board (“FASB”) ASC 718.  The Company expensed approximately $167,000 as compensation expense for the six months ended February 29, 2012 for these options.

In May 2011, the Company granted to K. Marc LeVier, its chief executive officer, as a part of his employment arrangement, a five year option to purchase up to 2,500,000 shares of our common stock at an exercise price of $2.50 per share.  These options vest 1/36 each month provided he is employed by the Company on the vesting dates.  The Black-Scholes pricing model was used to estimate the fair value of the 2,500,000 options issued during the period, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 376%, and an expected life of 5 years. The Company has determined these options to have an approximate fair value of $6,250,000.  Since Mr. LeVier’s award vests over a 36 month period, the Company is expensing approximately $174,000 monthly for this award over the 36 month vesting period in accordance with FASB ASC 718.  The Company expensed approximately $1,042,000 as compensation expense for the six months ended February 29, 2012 for these options.

On August 19, 2011, the Company granted to Anthony Garcia, its Senior Vice-President of Development, as a part of his employment arrangement, a five year option to purchase up to 750,000 shares of our common stock at an exercise price of $1.85 per share.  These options vest 1/36 each month provided he is employed by the Company on the vesting dates.  The Black-Scholes pricing model was used to estimate the fair value of the 750,000 options issued during the period, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 361%, and an expected life of 5 years. The Company has determined these options to have an approximate fair value of $1,387,000.  Since Mr. Garcia’s award vests over a 36 month period, the Company is expensing approximately $38,500 monthly, beginning in September 2011, for this award over the 36 month vesting period in accordance with FASB ASC 718. The Company expensed approximately $231,000 as compensation expense for the six months ended February 29, 2012 for these options.

On November 1, 2011, the Company granted to Nadine Wakely, its Director of Investor Relations a five year option to purchase up to 50,000 shares of our common stock at an exercise price of $1.81 per share.  These options vest 1/24 each month provided she is employed by the Company on the vesting dates.  The Black-Scholes pricing model was used to estimate the fair value of the 50,000 options issued during the period, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 353%, and an expected life of 5 years. The Company has determined these options to have an approximate fair value of $90,000.  Since Ms. Wakely’s award vests over a 24 month period, the Company is expensing approximately $3,800 monthly, beginning in November 2011, for this award over the 24 month vesting period in accordance with FASB ASC 718. The Company expensed approximately $15,000 as compensation expense for the six months ended February 29, 2012 for these options.

On December 30, 2011, the Company granted to four members of the Board of Directors, a ten year option to purchase up to 100,000 shares of common stock each at an exercise price of $1.51 per share.  The Black-Scholes pricing model was used to estimate the fair value of the 400,000 options issued during the period to these directors, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 348%, and an expected life of 10 years. The Company has determined these options to have a total approximate fair value of $604,000.  The Directors’ awards immediately vested on the grant date and were awarded for services as a nonemployee director acting in their role as a member of the board of directors. Therefore, the Company has recorded the entire amount of this award on the grant date as an immediate expense for the six month period ending February 29, 2012 in accordance with FASB ASC 718.

Amendment to 2008 Stock Option Plan

On February 15, 2012, the Company’s stockholders approved an increase of 2,000,000 of shares of common stock available for issuance under the Plan.  As amended, the Plan provides for 7,000,000 shares of common stock for all awards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, unless the context requires otherwise, references to “Texas Rare Earth Resources Corp,” "the Company" “we,” “our” or “us” refer to Texas Rare Earth Resources Corp. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this quarterly report.  This Quarterly Report on Form 10-Q may also contain statistical data and estimates we obtained from industry publications and reports generated by third parties. Although we believe that the publications and reports are reliable, we have not independently verified their data.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”). Such forward-looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.  Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.  Forward-looking statements in this Quarterly Report on Form 10-Q, include, but are not limited to:

•	the progress, potential and uncertainties of the Company’s 2011-2012 rare-earth drill program and exploration plans at its Round Top project in Hudspeth County, Texas (the “Round Top Project”);
•	the success of getting the necessary permits for future drill programs and future project development;
•	expectations regarding the ability of the Company to raise capital and to continue its exploration and development plans on its properties;
•	plans regarding anticipated expenditures at the Round Top Project; and
•	plans outlined under the section heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Plan of Operation”.

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

Overview and Organizational History

We are a mining company engaged in the business of the acquisition, exploration and development of mineral properties.  We currently hold two nineteen year leases, executed in September 2011 and November 2011, to explore and develop a total of 950 acre rare earths project located in Hudspeth County, Texas known as the Round Top Project and prospecting permits covering an adjacent 9,345 acres.  We also hold prospecting permits on certain other mineral properties located in Texas and New Mexico.  We are currently not evaluating any additional prospects, and intend to focus primarily on the development of our Round Top Project.  We currently have limited operations and have not established that our Round Top Project contains any proven or probable reserves under SEC Industry Guide 7.

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

The Company submitted for approval on  March 20, 2012 an update Plan of operations .  The plan of operations consisted of the reclassification of the drilling program through the Feasibility Study into three phases.  Phase 1 consists of 25 drill locations, phase 2 consists of 41 drill locations and phase 3 consists of 27 drill locations all located on round top.   The plan of operations also included two locations for 100 ton bulk sample collection for additional metallurgical tests.

Drilling on the Round Top Project is planned to twin certain of the historic drill holes, infill drill between existing holes and step out drill beyond the known area to better define the margins of the deposit. Coverage is planned to be adequate to begin block modeling of the deposit. A geologic model of the Round Top project has been developed by TRER and Gustavson as of March 20th and will provide the basis for the Scoping study plan to be issued in Q2 2012. The Company has designated the sites for exploration holes on adjacent Little Round Top Mountain, and several additional holes are planned to test the deeper potential. This drilling is expected to produce at least 150 tonnes of sample, all of which will be stored and used for metallurgical testing.

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

Recent Corporate Developments

On December 31, 2011, Daniel Gorski retired as Chief Operating Officer of the Company.  Mr. Gorski continues to serve as a director of the Company.

On February 1, 2012, the Company entered into a Director Appointment Agreement, effective January 25, 2012 , with Highline Capital Partners, L.P. and several of its affiliates pursuant to which the Company granted Highline Capital the right to instruct the board of directors of the Company to appoint one nominee to the board of directors of the Company during the term of the agreement.

On February 12, 2012, the Company’s common stock began trading on the OTCQX U.S. Premier, the most prestigious tier of the over-the-counter marketplace for broker-dealers operated by OTC Markets Group Inc., under the symbol “TRER.”

On February 15, 2012, the Company’s stockholders approved an increase to the number of shares of common stock available under the Company’s Amended and Restated 2008 Stock Option Plan.

Liquidity and Capital Resources

As of February 29, 2012, we had a working capital surplus of approximately $12,192,000. We believe we have sufficient working capital to continue our planned operations through calendar year 2012. We will need to raise additional funding subsequent to fiscal year 2012 to continue our exploration and development activities.  As of the date hereof, we are not able to quantify the amount of capital needed to fund our working capital needs after fiscal 2012, nor are we able to quantify the amount of capital needed to develop the Round Top Project. The amount of capital will be dependent upon our exploration results and business strategy to exploit the Round Top Project.  We intend to raise additional working capital through best efforts debt or equity financing, as we have no firm commitments for equity capital investments to any established credit facility.  No assurance can be given that additional financing will be available on terms acceptable to us or at all.  Our viability is contingent upon our ability to receive external financing.  Failure to obtain sufficient working capital may result in management resorting to the sale of assets or otherwise curtailing operations.  We intend to use cash on hand to fund working capital needs for the balance of fiscal year 2012.

During the six months ended February 29, 2012, Class A Warrants to purchase 1,293,750 shares of the Company’s common stock and Class B warrants to purchase 650,000 shares of the Company’s common stock were exercised, resulting in $646,874 of proceeds being raised by the Company for the Class A warrants and $456,250 of proceeds being raised by the Company for the Class B Warrants.  Total proceeds to the Company for the issuance of 1,943,750 shares of the Company’s common stock as a result of the Class A and Class B Warrant exercise was $1,103,124.  The remaining outstanding warrants expired on December 31, 2011.

In August 2011, our Board of Directors unanimously approved our capital and operating budget for the twelve month fiscal year ending August 31, 2012.  On January 6, 2012, Management proposed a revised budget to the Board of Directors which was unanimously approved.  Over the next twelve months we plan to conduct significant geological studies, sampling and drilling at our Round Top Project.  The timing of these expenditures is dependent upon a number of factors, including the availability of drilling contractors. We estimate our exploration expenditures will total approximately $9,800,000 which includes expenditures for, among other things, drilling of samples, metallurgical testing, scoping studies and appropriate staff and consulting expenses.  Our exploration activities will be carried out by our geologic staff and such qualified outside contractors as is necessary.  Our capital expenditures for the next twelve months will be insignificant.

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

During the six month period ending February 29, 2012, we invested approximately $279,500 in mineral properties, including approximately $192,500 for land purchases near our Round Top Project.

During the six months ended February 29, 2012, we purchased furniture and equipment for our Denver office and our Round Top Project totaling approximately $154,000, of which approximately $95,000 was spent on vehicles for our Round Top project.  The remaining $59,000 was spent on furniture and IT equipment for our Round Top project and Denver office.

Results of Operations

Six months ended February 29, 2012 and February 28, 2011

General  & Revenue

We had no operating revenues during the six months ended February 29, 2012 and February 28, 2011.  We are not currently profitable.  As a result of ongoing operating losses, we had an accumulated deficit of approximately $15,331,000 as of February 29, 2012.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the six months ended February 29, 2012 and February 28, 2011, in the amount of approximately $3,753,000 and $119,000, respectively.  The increase in expenditures for the six months ended February 29, 2012 over the six months ended February 28, 2011, was primarily due to increased drilling and related geological consulting fees as we intensify the exploration of our Round Top Project.  Also included in the current year’s expenses is approximately $231,000 of stock compensation amortization for one of our executive officers.

Our general and administrative expenses for the six months ended February 29, 2012 and February 28, 2011, respectively, were approximately $3,152,000 and $1,420,000.  For the six months ended February 29, 2012, this amount included non-cash expenses of approximately $1,827,000 of stock compensation amortization for two of our executive officers and one employee and a one-time charge of approximately $604,000 for 400,000 options granted to four of our Directors as continuing compensation for their service on the board.  The remaining expenditures totaling approximately $1,325,000 were primarily for investor relations, professional fees associated with the audits of our financial statements, payroll and related taxes and benefits, legal fees and other general and administrative expenses necessary for our operations.  Our general and administrative expenses for the six months ended February 28, 2011 were primarily for professional fees associated with the audits of our financial statements and investor relations fees.

We had losses from operations for the six months ended February 29, 2012 and February 28, 2011, respectively, totaling approximately $6,906,000 and $1,539,000, and net losses for the six months ended February 29, 2012 and February 28, 2011, respectively, totaling approximately $6,888,000 and $1,537,000. The increase in both losses from operations and in net losses from 2011 to 2012 is primarily due to increased exploration costs as we intensify the exploration of our Round Top Project.  We earned interest and other income in the amount of approximately $18,000 and $3,000, respectively, for the six months ended February 29, 2012 and February 28, 2011.

Three months ended February 29, 2012 and February 28, 2011

General  & Revenue

We had no operating revenues during the three months ended February 29, 2012 and February 28, 2011.  We are not currently profitable.  As a result of ongoing operating losses, we had an accumulated deficit of approximately $15,331,000 as of February 29, 2012.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the three months ended February 29, 2012 and February 28, 2011, in the amount of approximately $2,138,000 and $72,000, respectively.  The increase in expenditures for the three months ended February 29, 2012 over the three months ended February 28, 2011, was primarily due to increased drilling and related geological consulting fees as we intensify the exploration of our Round Top Project.  Also included in the three months expenses for the current year is approximately $116,000 of stock compensation amortization for one of our executive officers.

Our general and administrative expenses for the three months ended February 29, 2012 and February 28, 2011, respectively, were approximately $1,924,000 and $398,000.  For the three months ended February 29, 2012, this amount included non-cash expenses of approximately $1,219,000 of stock compensation amortization for two of our executive officers and one employee and a one-time charge of approximately $604,000 for 400,000 options granted to four of our Directors as continuing compensation for their service on the board.  The remaining expenditures totaling approximately $711,000 were primarily for investor relations, professional fees associated with the audits of our financial statements, payroll and related taxes and benefits, legal fees and other general and administrative expenses necessary for our operations.  Our general and administrative expenses for the three months ended February 28, 2011 were primarily for professional fees associated with the audits of our financial statements and investor relations fees.

We had losses from operations for the three months ended February 29, 2012 and February 28, 2011, respectively, totaling approximately $4,068,000 and $469,000, and net losses for the three months ended February 29, 2012 and February 28, 2011, respectively, of approximately $4,060,000 and $467,000.  The increase in both losses from operations and in net losses from 2011 to 2012, in due primarily to increased exploration costs as we intensify the exploration of our Round Top Project.  We earned interest and other income in the amount of approximately $8,000 and $2,600, respectively, for the three months ended February 29, 2012 and February 28, 2011.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital resources.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are fairly presented in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Management believes that the following critical accounting estimates and judgments have a significant impact on our financial statements; Valuation of options granted to Directors and Officers using the Black-Scholes model, and fair value of mineral properties. The accounting policies are described in greater detail in Note 2 to the Company's audited annual financial statements for the fiscal year ended August 31, 2011, filed with the Company's Annual Report on Form 10-K, as filed with the SEC on November 22, 2011.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We do not hold the surface rights adjacent to our Round Top Project and may experience difficulties in asserting our mining rights at the Round Top Project in utilizing the surface space to build our facilities.

We do not currently hold surface rights to the adjacent surfaces at our Round Top Project. GLO currently has adjacent properties under long-term lease agreements.  While the GLO, which owns both the surface and the mineral rights at the Round Top Project, has the overriding right to mine the minerals on the property and we believe that we will have the right to construct surface facilities pursuant to our rights under the leases we hold over the Round Top Project granted by the GLO, we and the GLO may experience difficulties in dealing with the current lease and private surface owners in enforcing our rights and developing the Round Top Project.  Currently, the surface owners hold rights pursuant to two leases with the GLO which cover areas on the east and west sides of the Round Top Project.  There can be no assurance that we will be able to resolve these potential issues and uncertainty may remain regarding our ability to develop and mine the Round Top Project.  If we are unable to resolve these potential issues, we may be unable to proceed with the development of a mine at the Round Top Project without becoming involved in a dispute with the holders of the surface rights, which may result in a substantial delay of the development of the Round Top Project or may prevent its development altogether.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table describes all securities we issued during the period covered by this report without registering the securities under the Securities Act of 1933, as amended (the “Securities Act”).

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (A)
December 2011/January 2012	Common Stock	1,786,875	Private Placement Investors	$1,012,968	Cash	Sec. 4(2)

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended February 29, 2012, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

Item 5. Other Information

None.

Item 6.  Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit Number	Description
10.1	Director Appointment Agreement dated January 25, 2012, incorporated by reference to Exhibit 10.1 to Form 8-K as filed with the SEC on February 6, 2012
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS RARE EARTH RESOURCES CORP.

Date: April 16, 2012

/s/ K. Marc LeVier
K. Marc LeVier, duly authorized officer
Chief Executive Officer and Principal Executive Officer

Date: April 16, 2012

/s/ Wm. Chris Mathers
Wm. Chris Mathers, Chief Financial Officer and Principal Financial and Accounting Officer