Form 10-Q
period 2012-05-31
Texas Rare Earth Resources Corp.
filed 2012-07-16
CIK 1445942

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2012
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Number of shares of issuer’s common stock outstanding at July 11, 2012:  36,550,009

Texas Rare Earth Resources Corp
BALANCE SHEETS

	May 31, 2012	August 31, 2011
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$9,271,883	$16,886,066
Prepaid expenses and other current assets	74,449	37,579
Total current assets	9,346,332	16,923,645

Property and equipment, net	311,980	217,519
Mineral properties	340,934	143,356
Deposits	68,545	16,525

TOTAL ASSETS	$10,067,791	$17,301,045

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,393,125	$579,807
Total current liabilities and total liabilities	1,393,125	579,807

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of May 31, 2012 and
August 31, 2011	-	-
Common stock, par value $0.01; 100,000,000 shares authorized,
36,550,009 and 34,596,260 shares issued and outstanding as of
May 31, 2012 and August 31, 2011, respectively	365,501	345,964
Additional paid-in capital	28,710,530	24,818,022
Accumulated deficit	(20,401,365)	(8,442,748)
Total shareholders' equity	8,674,666	16,721,238

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,067,791	$17,301,045

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
UNAUDITED STATEMENTS OF OPERATIONS

	Nine Months Ended May 31		Three Months Ended May 31
	2012	2011	2012	2011

OPERATING EXPENSES
Exploration costs	$6,878,097	$365,237	$3,124,604	$246,419
General & administrative expenses	5,104,333	3,991,311	1,951,843	2,571,134

Total operating expenses	11,982,430	4,356,548	5,076,447	2,817,553

LOSS FROM OPERATIONS	(11,982,430)	(4,356,548)	(5,076,447)	(2,817,553)

OTHER (INCOME) EXPENSE
Interest and other income	(24,029)	(9,479)	(6,037)	(6,140)
Interest expense	216	1,176	82	-
Total other (income) expense	(23,813)	(8,303)	(5,955)	(6,140)

NET LOSS	$(11,958,617)	$(4,348,245)	$(5,070,492)	$(2,811,413)

Net loss per share:
Basic and diluted net loss per share	$(0.33)	$(0.17)	$(0.13)	$(0.10)

Weighted average shares outstanding:
Basic and diluted	35,745,570	25,858,428	36,550,009	27,589,237

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended May 31
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,958,617)	$(4,348,245)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation expense	63,765	6,348
Stock issued for services	19,200	1,118,221
Stock based compensation	2,789,721	2,320,651
Changes in current assets and liabilities:
Prepaid expenses and other assets	(88,890)	(38,548)
Accounts payable and accrued expenses	813,318	163,641
Net cash used in operating activities	(8,361,503)	(777,932)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mineral properties, net	(197,578)	(85,536)
Purchase of fixed assets	(158,226)	(105,501)
Net cash used in investing activities	(355,804)	(191,037)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	-	10,812,663
Repayment of notes payable to related parties	-	(73,000)
Proceeds from exercise of common stock warrants	1,103,124
Net cash provided by financing activities	1,103,124	10,739,663
NET CHANGE IN CASH	(7,614,183)	9,770,694
CASH, BEGINNING OF PERIOD	16,886,066	74,434
CASH, END OF PERIOD	$9,271,883	$9,845,128

SUPPLEMENTAL INFORMATION
Interest paid	$217	$18,846
Taxes paid	$-	$-
Issuance of 131,250 shares of common stock for cash previously received	$-	$1,313
Issuance of 61,000 shares of common stock for services previously recorded	$-	$610
Issuance of 300,000 shares of common stock for director compensation
previously recorded	$-	$3,000

The accompanying notes are an integral part of these financial statements.

Texas Rare Earth Resources Corp
Notes to Unaudited Interim Financial Statements
May 31, 2012

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Texas Rare Earth Resources Corp. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K, dated August 31, 2011 and Form DEF 14A dated December 28, 2011, as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year August 31, 2011 as reported in the Company’s annual report on Form 10-K, have been omitted.

NOTE 2 – MINERAL PROPERTIES

September 2011 Lease

On September 2, 2011, we entered into a new nineteen year mining lease with the Texas General Land Office covering Sections 7 and 18 of Township 7, Block 71 and Section 12 of Block 72, covering approximately 860 acres at Round Top Mountain in Hudspeth County, Texas.  The mining lease issued by the Texas General Land Office gives us the right to explore, produce, develop, mine, extract, mill, remove, and market beryllium, uranium, rare earth elements, all other base and precious metals, industrial minerals and construction materials and all other minerals excluding oil, gas, coal, lignite, sulfur, salt, and potash.  The term of the lease is nineteen years so long as minerals are produced in paying quantities.

On November 24, 2003, the State of Texas and the Southwest Range and Wildlife Foundation (the “Foundation”) entered into an agreement whereby certain restrictions were placed on mining operations on property under surface lease between the State of Texas and the Foundation.  On March 29, 2012, we entered into an amendment with the State of Texas whereby all restrictions were removed between the State of Texas and the Foundation except for the restriction that the Company agrees that in developing the leased minerals there will be no hunting on the property under our lease with the State of Texas.

Under the lease, we will pay the State of Texas a lease bonus of $142,518, $44,718 of which was paid upon the execution of the lease and $97,800 which will be due when we submit a supplemental plan of operations to conduct mining.  Upon the sale of minerals removed from Round Top, we will pay the State of Texas a $500,000 minimum advance royalty.

Thereafter, we will pay the State of Texas a production royalty equal to eight percent (8%) of gross revenue, less all operating costs with the exception of mining and primary crushing costs, derived from uranium and other fissionable materials removed and sold from Round Top and six and one quarter percent (6 ¼%) of gross revenue, less all operating costs with the exception of mining and primary crushing costs, derived from all other minerals removed and sold from Round Top.

We paid a delay rental to the State of Texas upon execution of the lease in the amount of $44,718.  Thereafter, assuming production of paying quantities has not been obtained, we may pay additional delay rental fees to extend the term of the lease for successive one (1) year periods pursuant to the following schedule:

	Per Acre Amount	Total Amount
September 2, 2012 – 2014	$50	$44,718
September 2, 2015 – 2019	$75	$67,077
September 2, 2020 – 2024	$150	$134,155
September 2, 2025 – 2029	$200	$178,873

NOTE 2 – MINERAL PROPERTIES (Continued)

November 2011 Lease

On November 1, 2011, we entered into a mining lease with the State of Texas covering approximately 90 acres of land that we purchased in September 2011 near our Round Top site.  The deed was recorded with Hudspeth County on September 16, 2011.

Under the lease, we paid the State of Texas a lease bonus of $20,700 which was paid upon the execution of the lease.  Upon the sale of minerals removed from Round Top, we will pay the State of Texas a $50,000 minimum advance royalty.  Thereafter, we will pay the State of Texas a production royalty equal to eight percent (8%) of gross revenue, less all operating costs with the exception of mining and primary crushing costs, derived from uranium and other fissionable materials removed and sold from Round Top and six and one quarter percent (6 ¼%) of gross revenue, less all operating costs with the exception of mining and primary crushing costs, derived from all other minerals removed and sold from Round Top.

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

	Per Acre Amount	Total Amount
November 1, 2013 – 2014	$50	$4,500
November 1, 2015 – 2019	$75	$6,750
November 1, 2020 – 2024	$150	$13,500
November 1, 2025 – 2029	$200	$18,000

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

The Company received cash proceeds from the exercise of Class A Warrants and Class B Warrants to purchase common stock during the nine month period ended May 31, 2012 as follows:

Description	Shares of Common Stock Issued	Cash Proceeds Received
Exercise of Class A & B Warrants issued in connection with 2009 – 2010 Private Placement (1)	1,943,750	$1,103,124
Total shares of common stock issued and cash proceeds received from the exercise of Warrants during the nine months(2)	1,943,750	$1,103,124

(1) See “2009-2010 Private Placement” below.
(2) Does not include shares of common stock issued for services rendered during the nine months ended May 31, 2012.  See “Other Equity Issues” below.

NOTE 3 – SHAREHOLDERS’ EQUITY (Continued)

2009 – 2010 Private Placement

During the nine months ended May 31, 2012, Class A Warrants to purchase 1,293,750 shares of the Company’s common stock and Class B warrants to purchase 650,000 shares of the Company’s common stock were exercised, resulting in $646,874 of proceeds being raised by the Company for the Class A warrants and $456,250 of proceeds being raised by the Company for the Class B Warrants.  Total proceeds to the Company for the issuance of 1,943,750 shares of the Company’s common stock as a result of the Class A and Class B Warrant exercise was $1,103,124.  The remaining outstanding Class A and Class B Warrants expired on December 31, 2011.

Other Equity Issues

In November 2010, the Company entered into a non-exclusive investment banking agreement with Sunrise Securities Corp. (“Sunrise”) pursuant to which the Company agreed to pay a sales commission with respect to certain financings effected, or alternative transactions entered into, by the Company through introductions by Sunrise.  The Company agreed to pay Sunrise a monthly fee of 5,000 shares of restricted common stock beginning in November 2010 and ending October 31, 2011.  Since our fiscal year end, the Company has issued the remaining 10,000 shares obligated under this agreement totaling $19,200 of expense for the nine months ended May 31, 2012.

Amended 2008 Stock Option Plan issuances

In March 2011, the Company granted to Wm Chris Mathers, its chief financial officer, as a part of his employment arrangement, a five year option to purchase up to 400,000 shares of our common stock at an exercise price of $2.50 per share.  These options vest 1/36 each month provided he is employed by the Company on the vesting dates.  The Black-Scholes pricing model was used to estimate the fair value of the 400,000 options issued during the period, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 376%, and an expected life of 5 years. The Company has determined these options to have an approximate fair value of $1,000,000.  Since Mr. Mathers’ award vests over a 36 month period, the Company is expensing approximately $28,000 monthly for this award over the 36 month vesting period in accordance with the Financial Accounting Standards Board (“FASB”) ASC 718.  The Company expensed approximately $250,000 as compensation expense for the nine months ended May 31, 2012 for these options.

In May 2011, the Company granted to K. Marc LeVier, its chief executive officer, as a part of his employment arrangement, a five year option to purchase up to 2,500,000 shares of our common stock at an exercise price of $2.50 per share.  These options vest 1/36 each month provided he is employed by the Company on the vesting dates.  The Black-Scholes pricing model was used to estimate the fair value of the 2,500,000 options issued during the period, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 376%, and an expected life of 5 years. The Company has determined these options to have an approximate fair value of $6,250,000.  Since Mr. LeVier’s award vests over a 36 month period, the Company is expensing approximately $174,000 monthly for this award over the 36 month vesting period in accordance with FASB ASC 718.  The Company expensed approximately $1,562,000 as compensation expense for the nine months ended May 31, 2012 for these options.

On August 19, 2011, the Company granted to Anthony Garcia, its Senior Vice-President of Development, as a part of his employment arrangement, a five year option to purchase up to 750,000 shares of our common stock at an exercise price of $1.85 per share.  These options vest 1/36 each month provided he is employed by the Company on the vesting dates.  The Black-Scholes pricing model was used to estimate the fair value of the 750,000 options issued during the period, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 361%, and an expected life of 5 years. The Company has determined these options to have an approximate fair value of $1,387,000.  Since Mr. Garcia’s award vests over a 36 month period, the Company is expensing approximately $38,500 monthly, beginning in September 2011, for this award over the 36 month vesting period in accordance with FASB ASC 718. The Company expensed approximately $347,000 as compensation expense for the nine months ended May 31, 2012 for these options.

On November 1, 2011, the Company granted to Nadine Wakely, its Director of Investor Relations a five year option to purchase up to 50,000 shares of our common stock at an exercise price of $1.81 per share.  These options vest 1/24 each month provided she is employed by the Company on the vesting dates.  The Black-Scholes pricing model was used to estimate the fair value of the 50,000 options issued during the period, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 353%, and an expected life of 5 years. The Company has determined these options to have an approximate fair value of $90,000.  Since Ms. Wakely’s award vests over a 24 month period, the Company is expensing approximately $3,800 monthly, beginning in November 2011, for this award over the 24 month vesting period in accordance with FASB ASC 718. The Company expensed approximately $26,000 as compensation expense for the nine months ended May 31, 2012 for these options.

On December 30, 2011, the Company granted to four members of the Board of Directors, a ten year option to purchase up to 100,000 shares of common stock each at an exercise price of $1.51 per share.  The Black-Scholes pricing model was used to estimate the fair value of the 400,000 options issued during the period to these directors, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 348%, and an expected life of 10 years. The Company has determined these options to have a total approximate fair value of $604,000.  The Directors’ awards immediately vested on the grant date and were awarded for services as a

 NOTE 3 – SHAREHOLDERS’ EQUITY (Continued)

nonemployee director acting in their role as a member of the board of directors. Therefore, the Company has recorded the entire amount of this award on the grant date as an immediate expense for the nine month period ending May 31, 2012 in accordance with FASB ASC 718.

Amendment to 2008 Stock Option Plan

On February 15, 2012, the Company’s stockholders approved an increase of 2,000,000 of shares of common stock available for issuance under the amended 2008 Stock Option Plan (the “Plan”).  As amended, the Plan provides for 7,000,000 shares of common stock for all awards.

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

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•	risks associated with the Company’s history of losses and need for additional financing;

•	risks associated with the Company’s limited operating history;

•	risks associated with the Company’s properties all being in the exploration stage;

•	risks associated with the Company’s lack of history in producing metals from its properties;

•	risks associated with a shortage of equipment and supplies;

•	risks associated with the Company’s need for additional financing to develop a producing mine, if warranted;

•	risks associated with the Company’s exploration activities not being commercially successful;

•	risks associated with increased costs affecting the Company’s financial condition;

•	risks associated with a shortage of equipment and supplies adversely affecting the Company’s ability to operate;

•	risks associated with mining and mineral exploration being inherently dangerous;

•	risks associated with mineralization estimates;

•	risks associated with changes in mineralization estimates affecting the economic viability of the Company’s properties ;
•	risks associated with uninsured risks;

•	risks associated with mineral operations being subject to market forces beyond the Company’s control;

•	risks associated with fluctuations in commodity prices;

•	risks associated with permitting, licenses and approval processes;

•	risks associated with the governmental and environmental regulations;

•	risks associated with future legislation regarding the mining industry and climate change;

•	risks associated with potential environmental lawsuits;

•	risks associated with the Company’s land reclamation requirements;

•	risks associated with rare earth and beryllium mining presenting potential health risks;

•	risks related to title in the Company’s properties

•	risks related to competition in the mining and rare earth elements industries;

•	risks related to economic conditions;

•	risks related to our ability to manage growth;

•	risks related to the potential difficulty of attracting and retaining qualified personnel;

•	risks related to the Company’s dependence on key personnel;

•	risks related to the Company’s Securities and Exchange Commission (“SEC”) filing history; and

•	risks related to the Company’s securities.

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

In April 2011, the Texas General Land Office approved the Company’s operation plan for the Round Top Project. The plan calls for the completion of approximately 50 drill holes totaling at least 12,000 feet of reverse circulation drilling.  The Company began exploratory drilling on the 50 drill hole sites in July 2011.

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

The Company submitted for approval on March 20, 2012 an update plan of operations.  The plan of operations consisted of the reclassification of the drilling program through the Feasibility Study into three phases.  Phase 1 consists of 25 drill locations, phase 2 consists of 41 drill locations and phase 3 consists of 27 drill locations all located on round top.   The plan of operations also included two locations for 100 ton bulk sample collection for additional metallurgical tests.

Phase II drilling on the Round Top Project was completed in May 2012.  Phase II drilling consisted of reverse circulating drilling and PQ/HQ/NQ coring.  A geologic model was completed in February 2012 and was the basis of the June 12, 2012 Round Top Preliminary Economic Assessment (the “PEA”) as furnished to the Securities Exchange Commission.  We are planning to update the geologic and resource model with data obtained in the Phase II initiative.  We anticipate that the information will provide the basis for our prefeasibility study on the Round Top project.  We are continuing metallurgical test work to support our pre-feasibility study on the Round Top project. TRER has completed 87 drill holes and 2 core holes to date.  Drilling is currently suspended until the geologic model and resource model are updated to reassess future drill program.

On June 22, 2012, we released our PEA of the Round Top project which was furnished to the SEC as Exhibit 99.1 to our Form 8-K filed on June 26, 2012 and filed pursuant to Canadian securities laws and available on www.sedar.com. The Preliminary Economic Assessment of the Round Top project provided our estimated mineralization at the Round Top project as well as an estimate of the capital expenditures required to bring the Round Top project into production, estimated sustainable capital costs and estimated operating costs of the Round Top project.  Our PEA estimates that the Round Top Project as 1.034 billion tonnes of mineralized rare earth material with an estimated average grade of 0.064% rare earth oxide.  Our PEA estimates that we will need an additional $20 million to carry the Round Top project through pre-feasibility. The PEA is not a bankable feasibility study.  The PEA uses the terms "mineral resource," "measured mineral resource," "indicated mineral resource" and "inferred mineral resource". We advise investors that these terms are defined in Canadian National Instrument 43-101 of the Canadian Securities Administrators.  These terms are not defined terms under the SEC’s Industry Guide 7 (“Guide 7”) and are normally not permitted to be used in reports and registration statements filed with the SEC. We reference the PEA in this Quarterly Report for informational purposes only and the PEA is not incorporated herein by reference. Investors are cautioned not to assume that any part or all of mineral deposits in the above categories will ever be converted into Guide 7 compliant reserves. "Inferred mineral resources" have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under NI 43-101, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Disclosure of "contained ounces" in a resource is permitted disclosure under NI 43-101; however, the SEC normally only permits issuers to report mineralization that does not constitute "reserves" by SEC Guide 7 standards as in place tonnage and grade without reference to unit measures.  Investors are cautioned not to assume that any mineral deposits in these categories will ever be upgraded to Guide 7 compliant “reserves.”

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

Recent Corporate Developments

On April 25, 2012, the Company’s stockholders approved a Plan of Conversion pursuant to which the Company will cease to be a Nevada corporation and will become a Delaware corporation.  As stated in the Plan of Conversion the determination to file the Plan of Conversion to effect the re-incorporation into Delaware is at the discretion of the Board of Directors.  The Board of Directors has not yet determined to undertake the re-incorporation to Delaware.

On May 16, 2012, the Company received a notice from OTC Markets, Inc. regarding its determination that the bid price of the Company’s shares of common stock, as quoted on the OTCQX U.S. Premier, has closed below $1.00 for more than 30 consecutive trading days and no longer meets the Standards for Continued Qualification for the OTCQX U.S. Premier tier. Pursuant to Section 3.2c of the OTCQX Rules for U.S. Companies, the Company has a 180 calendar day grace period to regain compliance. Compliance can be regained by having the minimum bid price of the Company’s shares of common stock at the close of business be at least $1.00 for ten consecutive trading days. In the event that the Company does not regain compliance, the quotations for the Company’s shares of common stock will be moved from the OTCQX U.S. Premier to the OTCQX U.S. for continued quotations.

On June 12, 2012, three of our shareholders filed a Schedule 13D with the SEC to act together to explore their options concerning proposing and voting as a group on candidates for the Board of Directors of TRER, including potentially for the purpose of changing control of TRER.

On June 12, 2012, the Company announced that since March of 2012, the Corporate Governance and Nominating Committee (the “Committee”) of the Board of Directors (the “Board”) of the Company, which is composed entirely of independent directors, with the assistance of independent special counsel to the Committee, has been conducting an internal review and investigation of certain matters of corporate governance and compliance with federal securities laws (the “Internal Review”).  As a result of the recent report of the independent counsel on such counsel’s findings of the Internal Review and a further review of the recommendations of independent counsel by the Committee and the Board, at the direction of the Board, the Company contacted the SEC on June 8, 2012, to report the Company’s findings.

On June 13, 2012, the Company announced that effective June 7, 2012, Mr. Anthony Marchese had stepped down as the non-executive Chairman of the Board of Texas Rare Earth Resources Corp., but will remain a director of the Company, and that effective June 8, 2012, the Board has appointed Mr. James Graham, an independent director of the Board, as interim non-executive Chairman of the Board, to run Board operations while the Board searches for a permanent non-executive Chairman of the Board.  The Board of Directors made this decision because “As the Company is moving towards an operational focus on its Round Top Mountain project with the anticipated release of a Preliminary Economic Assessment on the project later this month, Mr. Marchese and the Board of Directors of the Company (the “Board”) agreed that the non-executive Chairman of the Board should have experience in mineral project operations”.

On June 15, 2012, the Company issued a press release regarding the results of the Company’s PEA.

On June 22, 2012, the Company filed its Preliminary Economic Assessment for its Round Top Project, entitled “NI 43-101 Preliminary Economic Assessment Round Top Project, Sierra Blanca, Texas,” dated June 22, 2012, effective as of May 15, 2012 (the “Report”), with securities regulatory authorities in Canada. On June 26, 2012, the Report was furnished to, not filed with, the Commission on Form 8-K to satisfy the Company’s “public disclosure” obligations under Regulation FD of the Securities Exchange Act of 1934, as amended.

On July 5, 2012, the three shareholders who had filed a Schedule 13D on June 12, 2012, plus a group of other participants, including some additional shareholders of the Company, filed a preliminary Schedule 14A with the United States Securities and Exchange Commission, regarding the solicitation of consents to four separate proposals to the shareholders: (i) repeal any provision of the Company’s bylaws in effect on that date the proposal is adopted that was not in the Amended and Restated Bylaws of Standard Silver Corporation (now known as Texas Rare Earth Resource Corporation) that became effective by written consent of the board of directors on September 8, 2008; (ii) remove without cause the following directors of the Company: James Graham, Graham Karklin, Gregory Martin and Marc LeVier; (iii) amended section 4.06 of the Amended and Restated Bylaws to provide that any vacancies on the board of directors resulting from the removal of directors by the shareholders of the Company pursuant to the solicited consents be filled exclusively by the shareholders of the Company and (iv) elect Dr. Philip Goodell, Dr. Nicholas Pingitore, John Tumazos, Cecil C. Wall and Dr. James R. Wolfe to serve as directors of the Company.

Liquidity and Capital Resources

As of May 31, 2012, we had a working capital surplus of approximately $7,953,000. We believe we have sufficient working capital to continue our planned operations through calendar year 2012. We will need to raise additional funding subsequent to fiscal year 2012 to continue our exploration and development activities.  Our PEA estimates that we will need an additional $20 million to carry the project through pre-feasibility.    We intend to raise additional working capital through best efforts debt or equity financing, as we have no firm commitments for equity capital investments to any established credit facility.  No assurance can be given that additional financing will be available on terms acceptable to us or at all.  Our viability is contingent upon our ability to receive external financing.  Failure to obtain sufficient working capital may result in management resorting to the sale of assets or otherwise curtailing operations.  We intend to use cash on hand to fund working capital needs for the balance of fiscal year 2012.

During the nine months ended May 31, 2012, Class A Warrants to purchase 1,293,750 shares of the Company’s common stock and Class B warrants to purchase 650,000 shares of the Company’s common stock were exercised, resulting in $646,874 of proceeds being raised by the Company for the Class A warrants and $456,250 of proceeds being raised by the Company for the Class B Warrants.  Total proceeds to the Company for the issuance of 1,943,750 shares of the Company’s common stock as a result of the Class A and Class B Warrant exercise was $1,103,124.  The remaining outstanding warrants expired on December 31, 2011.

In August 2011, our Board of Directors unanimously approved our capital and operating budget for the twelve month fiscal year ending August 31, 2012.  On January 6, 2012, Management proposed a revised budget to the Board of Directors which was unanimously approved.  At the time our budget was approved, we had planned to conduct significant geological studies, sampling and drilling at our Round Top Project.  The timing of these expenditures was dependent upon a number of factors, including the availability of drilling contractors. At the time of our budget proposal to the Board of Directors, we estimate our exploration expenditures would total approximately $9,800,000 which included expenditures for, among other things, drilling of samples, metallurgical testing, scoping studies and appropriate staff and consulting expenses.  Our exploration activities were carried out by our geologic staff and such qualified outside contractors as were necessary.  Our capital expenditures for the next twelve months will be insignificant.

Our drilling program and field operations at the Round Top project for our PEA are complete.  At the time of completion of our PEA, we were approximately $1,000,000 under budget as approved by the Board of Directors on January 6, 2012.  Management intends to submit revisions to the January 6, 2012 budget to the Board of Directors that contemplates a significant reduction in our monthly cash outflows in order to conserve our cash position.  We estimate that our monthly cash outflow will be approximately $200 - $350 thousand monthly through December 2012.

During the nine month period ending May 31, 2012, we invested approximately $198,000 in mineral properties.  During the nine months ending May 31, 2012, management decided to abandon the pursuit of a small claim the Company had been investigating in Idaho.  The accumulated costs and subsequent expense to the income statement was approximately $87,000

During the nine months ended May 31, 2012, we purchased furniture and equipment for our Denver office and our Round Top Project totaling approximately $158,000, of which approximately $97,000 was spent on vehicles for our Round Top project.  The remaining $61,000 was spent on furniture and IT equipment for our Round Top project and Denver office.

Results of Operations

Nine months ended May 31, 2012 and 2011

General  & Revenue

We had no operating revenues during the nine months ended May 31, 2012 and 2011, nor do we intend to for the foreseeable future.  We are not currently profitable.  As a result of ongoing operating losses, we had an accumulated deficit of approximately $20,401,000 as of May 31, 2012.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the nine months ended May 31, 2012 and 2011, in the amount of approximately $6,878,000 and $365,000, respectively.  The increase in expenditures for the nine months ended May 31, 2012 over the nine months ended May 31, 2011, was primarily due to increased drilling and related geological consulting fees as we intensified exploration in order to publish our PEA of our Round Top Project.  Also included in the current year’s expenses is approximately $347,000 of stock compensation amortization for one of our executive officers.

Our general and administrative expenses for the nine months ended May 31, 2012 and 2011, respectively, were approximately $5,104,000 and $3,991,000.  For the nine months ended May 31, 2012, this amount included non-cash expenses of approximately $1,839,000 of stock compensation amortization for two of our executive officers and one employee and a one-time charge of approximately $604,000 for 400,000 options granted to four of our Directors as continuing compensation for their service on the board.  The remaining expenditures totaling approximately $2,661,000 were primarily for legal, accounting & professional fees, investor relations, payroll and related taxes and benefits, occupancy costs, information technology, travel and other general and administrative expenses necessary for our operations.

Our general and administrative expenses for the nine month period ended May 31, 2011 were approximately $3,991,000.  Our G&A expenses for the nine month period ended May 31, 2011 included approximately $1,238,000 for public relations fees, of which approximately $1,118,000 of this amount was stock compensation for services; approximately $177,000 for fees paid to auditors and other professionals associated with the audits and reviews of our financial statements and a registration statement; and $80,000 for other outside professional services.  For the nine month period ended May 31, 2011, we incurred G&A expenses of approximately $2,064,000 for stock based compensation to directors and $257,000 for stock based compensation to employees.  The remainder of our G&A expenses for the nine month period ended May 31, 2011 were working capital and corporate expenditures necessary to our operations.

We had losses from operations for the nine months ended May 31, 2012 and  2011, respectively, totaling approximately $11,982,000 and $4,357,000, and net losses for the nine months ended May 31, 2012 and 2011, respectively, totaling approximately $11,959,000 and $4,348,000. The increase in both losses from operations and in net losses from 2011 to 2012 is primarily due to increased exploration costs as we intensify the exploration of our Round Top Project.  We earned interest and other income in the amount of approximately $23,800 and $8,300, respectively, for the nine months ended May 31, 2012 and 2011.

 Three months ended May 31, 2012 and 2011

General& Revenue

We had no operating revenues during the three months ended May 31, 2012 and 2011, nor do we expect to for the foreseeable future.  We are not currently profitable.  As a result of ongoing operating losses, we had an accumulated deficit of approximately $20,401,000 as of May 31, 2012.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the three months ended May 31, 2012 and 2011, in the amount of approximately $3,125,000 and $246,000, respectively.  The increase in expenditures for the nine months ended May 31, 2012 over the nine months ended May 31, 2011, was primarily due to increased drilling and related geological consulting fees as we intensified exploration in order to publish our Preliminary Economic Assessment of our Round Top Project.  Also included in the current quarter’s expenses is approximately $116,000 of stock compensation amortization for one of our executive officers.

Our general and administrative expenses for the three months ended May 31, 2012 and 2011, respectively, were approximately $1,952,000 and $2,571,000.  For the three months ended May 31, 2012, this amount included non-cash expenses of approximately $615,000 of stock compensation amortization for two of our executive officers and one employee.  The remaining expenditures totaling approximately $1,337,000 were primarily for legal, accounting & professional fees, investor relations, payroll and related taxes and benefits, occupancy costs, information technology, travel and other general and administrative expenses necessary for our operations.

Our G&A expenses for the three month period ended May 31, 2011 were approximately $2,571,000.  Our G&A expenses for the three month period ended May 31, 2011 included approximately $187,000 for public relations fees, of which approximately $120,000 of this amount was stock compensation for services; approximately $72,000 to include fees paid to auditors and other professionals associated with the audits and reviews of our financial statements and a registration statement and other outside professional services.  For the three month period ended May 31, 2011, we incurred G&A expenses of approximately $1,914,000 for stock based compensation to directors and $257,000 for stock based compensation to employees. The remainder of our G&A expenses for the three month period ended May 31, 2011 were working capital and corporate expenditures.

We had losses from operations for the three months ended May 31, 2012 and  2011, respectively, totaling approximately $5,076,000 and $2,818,000, and net losses for the three months ended May 31, 2012 and 2011, respectively, totaling approximately $5,070,000 and $2,811,000. The increase in both losses from operations and in net losses from 2011 to 2012 is primarily due to increased exploration costs as we intensify the exploration of our Round Top Project.  We earned interest and other income in the amount of approximately $5,955 and $6,140, respectively, for the three months ended May 31, 2012 and 2011.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There are risks and uncertainties regarding the outcome of the matters which we self-reported to the SEC on June 8, 2012.

On June 12, 2012, the Company announced that since March of 2012, the Corporate Governance and Nominating Committee (the “Committee”) of the Board of Directors (the “Board”) of the Company, which is composed entirely of independent directors, with the assistance of independent special counsel to the Committee, has been conducting an internal review and investigation of certain matters of corporate governance and compliance with federal securities laws (the “Internal Review”). As a result of the recent report of the independent counsel on such counsel’s findings of the Internal Review and a further review of the recommendations of independent counsel by the Committee and the Board, at the direction of the Board, the Company contacted the SEC on June 8, 2012, to report the Company’s findings.  It is uncertain what actions, if any, the SEC will take in relation to the matters self-reported to the SEC and there is risk as to whether such actions, if any, would include reprimanding, fining or otherwise sanctioning the Company, which could negatively affect the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended May 31, 2012, the Company did not issue any securities that were not registered under the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended May 31, 2012, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the  Federal Mine Safety and Health Act of 1977  (the "Mine Act").

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

Date: July 16, 2012

/s/ Marc LeVier
Marc LeVier, duly authorized officer
Chief Executive Officer and Principal Executive Officer

Date: July 16, 2012

/s/ Wm. Chris Mathers
Wm. Chris Mathers, Chief Financial Officer and Principal Financial and Accounting Officer