Form 10-K
period 2012-08-31
Texas Rare Earth Resources Corp.
filed 2012-11-15
CIK 1445942

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission file number: 000-53482

TEXAS RARE EARTH RESOURCES CORP.
 (Exact Name of Registrant as Specified in its Charter)

Delaware	87-0294969
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

539 El Paso Avenue
Sierra Blanca, Texas	79851
(Address of Principal Executive Offices)	(Zip Code)

(915) 369-2133
(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  Common Stock, par value $0.01

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

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

Large Accelerated Filer ☐         Accelerated Filer ☐              Non-Accelerated Filer ☐    Smaller Reporting Company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:    As of February 28, 2012 the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $21,250,572 based upon the closing sale price of the common stock as reported by the OTCQX Premier.

The number of shares of the Registrant’s common stock outstanding as of November 1, 2012 was 36,550,009

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2012 Annual General Meeting of Shareholders are incorporated by reference to Part III of this Annual Report on Form 10-K.

PRELIMINARY NOTES

As used in this Annual Report on Form 10-K (“Annual Report”), references to “Texas Rare Earth”, “the Company,” “we,” “our,” or “us” mean Texas Rare Earth Resources Corp. and its predecessors, as the context requires.

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

Ore body	A continuous, well-defined mass of material of sufficient ore content to make extraction economically feasible.
Mine development	The work carried out for the purpose of opening up a mineral deposit and making the actual ore extraction possible.
Mineral	A naturally occurring homogeneous substance having definite physical properties and chemical composition, and if formed under favorable conditions, a definite crystal forms.
Mineralization	The presence of minerals in a specific area or geological formation.

Mineral reserve
That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.  Reserves are customarily stated in terms of “Ore” when dealing with metalliferous minerals.

Probable (Indicated) reserves
Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced.  The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”). Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.  Forward-looking statements in this prospectus include, but are not limited to:

•	the progress, potential and uncertainties of our 2012-2013 rare-earth exploration program at our Round Top Project (the “Round Top Project”);
•	the success of getting the necessary permits for future drill programs and future project exploration;
•	expectations regarding the ability to raise capital and to continue our exploration plans on its properties; and
•	plans regarding anticipated expenditures at the Round Top Project.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•	risks associated with our history of losses and need for additional financing;
•	risks associated with our limited operating history;
•	risks associated with our properties all being in the exploration stage;
•	risks associated with our lack of history in producing metals from our properties;
•	risks associated with a shortage of equipment and supplies;
•	risks associated with our need for additional financing to develop a producing mine, if warranted;
•	risks associated with our exploration activities not being commercially successful;
•	risks associated with ownership of surface rights at our Round Top Project;
•	risks associated with increased costs affecting our financial condition;
•	risks associated with a shortage of equipment and supplies adversely affecting our ability to operate;
•	risks associated with mining and mineral exploration being inherently dangerous;
•	risks associated with mineralization estimates;
•	risks associated with changes in mineralization estimates affecting the economic viability of our properties;
•	risks associated with uninsured risks;
•	risks associated with mineral operations being subject to market forces beyond our control;
•	risks associated with fluctuations in commodity prices;
•	risks associated with permitting, licenses and approval processes;
•	risks associated with the governmental and environmental regulations;
•	risks associated with future legislation regarding the mining industry and climate change;
•	risks associated with potential environmental lawsuits;
•	risks associated with our land reclamation requirements;
•	risks associated with rare earth and beryllium mining presenting potential health risks;
•	risks related to title in our properties
•	risks related to competition in the mining and rare earth elements industries;
•	risks related to economic conditions;
•	risks related to our ability to manage growth;
•	risks related to the potential difficulty of attracting and retaining qualified personnel;
•	risks related to our dependence on key personnel;
•	risks related to our United States Securities and Exchange Commission (the “SEC”) filing history; and
•	risks related to our securities.

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this prospectus. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all the forward-looking statements contained in this Annual Report by the foregoing cautionary statements.

PART I
 ITEM 1.  BUSINESS

Corporate Organization and History

We were incorporated in the State of Nevada in 1970 as Standard Silver Corporation.  In July 2004, our Articles of Incorporation were amended and restated to increase the number of shares of common stock to 25,000,000, and in March 2007, we effected a 1 for 2 reverse stock split.  In September 2008,  we amended and restated our Articles of Incorporation to:  (i) increase of the number of shares of common stock from 25,000,000 to 100,000,000; and to (ii) authorize an additional 10,000,000 shares of preferred stock, to be issued at management’s discretion.  In September 2010, we amended our Amended and Restated Articles of Incorporation to change our name from Standard Silver Corporation to Texas Rare Earth Resources Corp.

On August 24, 2012, we changed our state of incorporation from the State of Nevada to the State of Delaware (the “Reincorporation”) pursuant to a plan of conversion dated August 24, 2012.   The Reincorporation was previously submitted to a vote of, and approved by, our stockholders at a special meeting of the stockholders held on April 25, 2012.

Our common stock is traded on the OTCQX U.S. operated by OTC Markets Group Inc. under the symbol “TRER.”  The market for our common stock on the OTCQX U.S. is extremely limited, sporadic and highly volatile.

Our fiscal year-end is August 31.

Narrative Description of Business

We are a mining company engaged in the business of the acquisition, exploration and development of mineral properties.  We currently hold two nineteen year leases, executed in September 2011 and November 2011 respectively, to explore and develop a 950 acre rare earths project located in Hudspeth County, Texas known as the Round Top Project.  We are also prospecting permits covering 9,345 acres adjacent to the Round Top Project.  We also own unpatented mining claims in New Mexico.  Our principal focus is on developing a metallurgical process to concentrate or otherwise extract the metals from the Round Top rhyolite, although we will continue to examine other opportunities in the region as they develop. We currently have limited operations and have not established that any of our projects or properties contain any proven or probable reserves under SEC Industry Guide 7 (“Guide 7”).

On November 8, 2011, we announced that our supplementary operating plan to expand exploration activities at our Round Top Project had been approved by the Texas General Land Office (GLO); the expanded development and exploration drill plan called for an additional 40 drill holes and 4 diamond core holes for an estimated planned drilled footage of 20,000 feet. The program included 4,000 feet of Core drilling to establish a high level of confidence in the resource, provide physical engineering data and additional metallurgical sample.

On March 20, 2012, we submitted for approval an updated plan of operations.  The updated plan of operations consisted of the reclassification of the drilling program through the Feasibility Study into three phases.  Phase 1 consists of 25 drill locations, phase 2 consists of 41 drill locations and phase 3 consists of 27 drill locations all located on the Round Top Project.   The plan of operations also included two locations for 100 ton bulk sample collection for additional metallurgical tests. We have suspended this phase of physical exploration and development at the Round Top Project pending development of a metallurgical process to extract the potentially marketable metals.

In addition to the Round Top Project, we also own title to 12 unpatented mining claims, the Macho group, comprising 240 acres covering the Old Dude Mine, located in Sierra County, New Mexico. The Old Dude Mine has a production history of silver, lead, zinc and gold dating from the 1890s.  We also own  another 18 unpatented mining claims and fractional claims, the HA group, comprising 274 acres  covering an andesite hosted vein system similar to and 10 miles to the southwest of the Macho District. These claims surround another historic producer, the Graphic Mine. The geologic setting at the HA property is the same as the Macho. We do not intend to schedule any physical exploration such as drilling or geophysics at these properties but will actively seek joint development or sale of them.

On June 22, 2012, we filed our Preliminary Economic Assessment for our Round Top Project, entitled “NI 43-101 Preliminary Economic Assessment Round Top Project, Sierra Blanca, Texas,” dated June 22, 2012, effective as of May 15, 2012 (the “Report”), with securities regulatory authorities in Canada. On June 26, 2012, the Report was furnished to, not filed with, the SEC on a current report on Form 8-K to satisfy our “public disclosure” obligations under Regulation FD of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Cautionary Note to Investors: The mineral estimates in the Preliminary Economic Assessment have been prepared in accordance with the requirements of the securities laws in effect in Canada, which differ from the requirements of the securities laws of the United States. The terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) - CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended. These definitions differ from the definitions in SEC Industry Guide 7 under the United States Securities Act of 1933, as amended (the “Securities Act”). Under Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate governmental authority. In addition, the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource” are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under SEC Industry Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into reserves. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC Industry Guide 7 standards as in place tonnage and grade without reference to unit measures.  Accordingly, information in the Preliminary Economic Assessment contains descriptions of our mineral deposits that may not be comparable to similar information made public by United States companies subject to the reporting and disclosure requirements under the United States federal securities laws and the rules and regulations thereunder. Our Round Top Project as described in the Preliminary Economic Assessment currently does not contain any known proven or probable ore reserves under SEC Industry Guide 7 reporting standards.  U.S. investors are urged to consider closely the disclosure in the Registrant’s latest reports and registration statements filed with the SEC. You can review and obtain copies of these filings at http://www.sec.gov/edgar.shtml.

U.S. Investors are cautioned not to assume that any defined resources in these categories will ever be converted into SEC Guide 7 compliant reserves.

On October 3, 2012, our management released updated economic projections related to various revisions to the proposed mine plan presented in the Preliminary Economic Assessment.

Current and Planned Exploration Activities

In April 2011, the Texas General Land Office approved our operation plan for the Round Top Project. The plan calls for the completion of approximately 50 drill holes totaling at least 12,000 feet of reverse circulation drilling.  We began exploratory drilling on the 50 drill whole sites in July 2011.  We expect the drill program to span the next three to six months while concurrent testing activities will be ongoing.

On November 8, 2011, we announced that our supplementary operating plan to expand exploration activities at our Round Top Project had been approved by the Texas General Land Office (GLO); the expanded development and exploration drill plan now calls for an additional 40 drill holes and 4 diamond core holes for an estimated planned drilled footage of 20,000 feet. The program included 4,000 feet of Core drilling to establish a high level of confidence in the resource, to provide physical engineering data and to provide an additional metallurgical sample.

On March 20, 2012, we submitted for approval an updated plan of operations.  The updated plan of operations consisted of the reclassification of the drilling program through the Feasibility Study into three phases.  Phase 1 consists of 25 drill locations, phase 2 consists of 41 drill locations and phase 3 consists of 27 drill locations all located on the Round Top Project.   The plan of operations also included two locations for 100 ton bulk sample collection for additional metallurgical tests.

Drilling on the Round Top Project was planned to twin certain of the historic drill holes, infill drill between existing holes and step out drill beyond the known area to better define the margins of the deposit. Coverage is planned to be adequate to begin block modeling of the deposit. A geologic model of the Round Top Project was developed by TRER and Gustavson as of March 20, 2012 and provided the basis for the PEA that was issued in Q2 2012. We have designated the sites for several holes on the adjacent Little Round Top Mountain, and several additional holes are planned to test the deeper potential. This drilling was expected to produce at least 150 tonnes of sample, all of which were to be stored and used for metallurgical testing.

We have suspended this phase of physical exploration and development at the Round Top Project pending development of a metallurgical process to extract the potentially marketable metals.

As announced on October 3, 2012, we intend to engage our independent experts to prepare twin updated studies on the project, including refinements to the Preliminary Economic Assessment 80,000 tonnes per day mine plan and a smaller “enhanced vat acid leach” at a staged ramp-up from 10,000 tonnes per day. While such a “twin study” may be presented as one document, it may include many dozens of refinements, new ideas, empirical tests or scientific experiments as we expect to challenge and retest many more items than the eleven changes discussed earlier to the 80,000 tonne per day economic model that we call a “first pass.” We estimate our independent experts will require a similar time frame to prepare an updated study of up to one year.

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

Sources and Availability of Raw Materials

We are currently in the exploration stage and as such we do not require any significant raw materials in order to carry out our primary operating activities. Our primary operating objective is to explore and develop the Round Top Project. For at least the next year, we expect to continue to require the use of contract drilling services in order to obtain additional geological information. In the past year we have been able to secure contract drilling services without excessive delay and costs. We except the contract drilling services will continue to be available over the next year.

The raw materials that our current operations rely on are gasoline and diesel fuel for the exploration vehicles and for the heavy equipment required to build roads and conduct drilling operations. Water is provided per service contract by Eagle Mountain Gang which is used for the drilling operations.

Seasonality

Seasonality in the State of Texas is not a material factor to our operations for our project.

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

In the fiscal year ended August 31, 2012, we incurred minimal costs in complying with environmental laws and regulations in relation to our operating activities.  Costs in the fiscal year ended August 31, 2013 will be substantially similar, but slightly lower due to our anticipated decreased drilling activities at our Round Top Project.

Employees

Including our executive officers, we currently have three employees.  We also retain qualified technical contractors through a third party administrator and utilize the services of qualified consultants with geological and mineralogical expertise.

Recent Corporate Developments

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

On December 31, 2011, Daniel Gorski retired as Chief Operating Officer of the Company.

On February 1, 2012, we entered into a Director Appointment Agreement, effective January 25, 2012 , with Highline Capital Partners, L.P. and several of its affiliates pursuant to which we granted Highline Capital the right to instruct our board of directors to appoint one nominee to our board of directors during the term of the agreement.  That agreement has now expired pursuant to its terms without Highline exercising its right to appoint a director.

On February 12, 2012, our common stock began trading on the OTCQX U.S. Premier, the most prestigious tier of the over-the-counter marketplace for broker-dealers operated by OTC Markets Group Inc., under the symbol “TRER”.

On February 15, 2012, our stockholders approved an increase to the number of shares of common stock available under our Amended and Restated 2008 Stock Option Plan.

On March 29, 2012, we entered into an amended 19 year mining lease agreement (M-11317) with the GLO, thereby removing Restrictions on Development with the exception of No Hunting.

On May 16, 2012, we received a notice from OTC Markets, Inc. regarding its determination that the bid price of our shares of common stock, as quoted on the OTCQX U.S. Premier, has closed below $1.00 for more than 30 consecutive trading days and no longer met the Standards for Continued Qualification for the OTCQX U.S. Premier tier. Pursuant to Section 3.2(c) of the OTCQX Rules for U.S. Companies, we had a 180 calendar day grace period to regain compliance. Compliance can be regained by having the minimum bid price of our shares of common stock at the close of business be at least $1.00 for ten consecutive trading days.  As of November 8, 2012, we had not regained compliance and as a result the quotations for our shares of common stock moved from the OTCQX U.S. Premier to the OTCQX U.S. for continued quotation.

On June 12, 2012, three of our shareholders filed a Schedule 13D with the SEC to act together to explore their options concerning proposing and voting as a group on candidates for our board of directors, including potentially for the purpose of changing control of the Company.

On June 12, 2012, we announced that since March of 2012, the Corporate Governance and Nominating Committee (the “Committee”) of our board of directors (the “Board”), which is composed entirely of independent directors, with the assistance of independent special counsel to the Committee, has been conducting an internal review and investigation of certain matters of corporate governance and compliance with federal securities laws (the “Internal Review”). As a result of the recent report of the independent counsel on such counsel’s findings of the Internal Review and a further review of the recommendations of independent counsel by the Committee and the Board, at the direction of the Board, the Company contacted the SEC on June 8, 2012, to report our findings.

On June 13, 2012, we announced that effective June 7, 2012, Mr. Anthony Marchese had stepped down as our non-executive Chairman of the Board, and that effective June 8, 2012, the Board has appointed Mr. James Graham, an independent director of the board of directors, as interim non-executive Chairman of the Board, to run our board of directors operations while the board of directors searches for a permanent non-executive Chairman of the Board. On June 15, 2012, we issued a press release regarding the results of our Preliminary Economic Assessment.

On June 22, 2012, we filed our Preliminary Economic Assessment for our Round Top Project, entitled “NI 43-101 Preliminary Economic Assessment Round Top Project, Sierra Blanca, Texas,” dated June 22, 2012, effective as of May 15, 2012 (the “Report”), with securities regulatory authorities in Canada. On June 26, 2012, the Report was furnished to, not filed with, the SEC on a current report on Form 8-K to satisfy our “public disclosure” obligations under Regulation FD of the Exchange Act.

On July 5, 2012, the three shareholders who had filed a Schedule 13D on June 12, 2012 ( “Gorski Group”), filed a preliminary Schedule 14A with the SEC, regarding the solicitation of consents to four separate proposals to the shareholders: (i) to repeal any provision of our bylaws in effect on that date the proposal was adopted and that was not in the Amended and Restated Bylaws of Standard Silver Corporation (now known as Texas Rare Earth Resource Corporation) that became effective by written consent of the board of directors on September 8, 2008; (ii) to remove without cause the following directorships of: James Graham; Graham Karklin; Gregory Martin; and Marc LeVier; (iii) to amend section 4.06 of the Amended and Restated Bylaws to provide that any vacancies on the Board resulting from the removal of directors by the shareholders of the Company pursuant to the solicited consents be filled exclusively by the shareholders of the Company; and (iv) elect Dr. Philip Goodell, Dr. Nicholas Pingitore, John Tumazos, Cecil C. Wall and Dr. James R. Wolfe to serve as directors of the Company.

The Gorski Group stated that its reasons for seeking control of the Company included: (i) dissatisfaction with the progress on developing cost-effective metallurgical extraction process for our Round Top Project; (ii) the focus of current management on a mine project that would cost in excess of $2 billion ($3 billion life of mine capital costs) and would take six years to bring to production rather than focusing on a smaller mining project and advanced metallurgical testing; (iii) denying our directors access to technical data; (iv) declining market performance due to management’s failure to properly prioritize the work on the Round Top Project; (v) the failure of the Board to take action after Mr. Marc LeVier received only 31.2% of shareholder votes in his favor at the February 15, 2012 Annual General Meeting of Shareholders; and (vi) concern in relation to control of overhead costs.

As a result, on July 18, 2012, James Graham, Graham Karklin and Gregory Martin resigned from the Board.  In addition, on July 24, 2012, Marc LeVier resigned from the Board and Marc LeVier resigned as Chief Executive Officer.  The resigning directors disagreed with the assessment of the Gorski Group made in our current report on Form 8-K dated June 12, 2012.  In addition, the resigning directors also disagreed with the Gorski Group’s statements regarding the proper course of the Company as detailed in the preliminary Schedule 14A filed by the Gorski Group on July 5, 2012.

Pursuant to the terms of their resignation, Messrs. Graham, Karklin and Martin retained their options in the Company and entered into resignation and release agreements which contain mutual releases of claims between the Company and the directors.

On July 24, 2012, we entered into a Separation Agreement and Release (“Separation Agreement”) with Mr. Marc LeVier regarding his voluntary resignation from the Board and as our Chief Executive Officer.  Pursuant to the terms of the Separation Agreement, we agreed to pay Mr. LeVier the following consideration: (i) Mr. LeVier’s base salary through to the date of the Separation Agreement; (ii) a lump sum payment of $225,000 as a separation payment; and (iii) an additional amount of four weeks base salary, reflecting accrued but unpaid vacation pay.  Pursuant to the Separation Agreement, Mr. LeVier surrendered all of his 2,500,000 stock options. The Separation Agreement also contains a mutual waiver and release of claims and a mutual non-disparagement agreement.

On July 30, 2012, Mr. Cecil C. Wall, Dr. Philip Goodell, Dr. Nicholas Pingitore, and Mr. James R. Wolfe were appointed to serve as  directors.  On  August 2, 2012, Mr. John Tumazos was appointed to serve as a director.  Mr. Tumazos was also appointed as non-executive Chairman of the Board.  We and Mr. Gorski have not entered into a formal written employment agreement in relation to Mr. Gorski’s compensation and employment terms as Chief Executive Officer.

In relation to Mr. Tumazos’ appointment as a director, we granted Mr. Tumazos two five-year options, each vesting 1/36 at the end of each month over a 36 month period, to purchase: (i) 1,000,000 of our shares of common, at an exercise price of $0.50 per share; and (ii) 900,000 of our shares of common stock, at an exercise price of $1.00 per share.

On July 30, 2012, Mr. Daniel Gorski was appointed to serve as our Chief Executive Officer.  Mr. Gorski was previously our Interim Chief Executive Officer.   On August 16, 2012, we agreed to pay compensation to Mr. Gorski, in the amount of $120,000 annually.

On August 24, 2012, we changed our state of incorporation from the State of Nevada to the State of Delaware (the “Reincorporation”) pursuant to a plan of conversion dated August 24, 2012.   The Reincorporation was previously submitted to a vote of, and approved by, our stockholders at a special meeting of the stockholders held on April 25, 2012.

On August 24, 2012, we and Mr. Garcia mutually agreed upon the resignation of Mr. Garcia as our Senior Vice President of Project Development and Engineering effective August 31, 2012.  In connection with Mr. Garcia’s resignation we entered into a Confidential Severance, Waiver and Release Agreement with Mr. Garcia, dated September 14, 2012, to be retroactive effective August 31, 2012, whereby in exchange for a full general release and waiver of any obligations owed by us to Mr. Garcia,  Mr. Garcia is entitled to receive:  (i) continuation of his current salary of $200,000, as of the time of termination, for a period of twelve months (minus applicable withholding), paid through our payroll practices; and (ii) continuation of health benefits through our payment of his COBRA premiums, if elected within the time period required by law, during the period from September 1, 2012 through February 28, 2013 (or such shorter period as Mr. Garcia is entitled to COBRA continuation coverage under the terms our insurance policies or plans).

In August 2012, we entered into a non-binding letter of intent with the Texas General Land Office to negotiate agreements for the following:

•	potential ground water supply on GLO land in Red Light Draw;
•	associated easements for the project;
•	additional leasing of land as maybe reasonably necessary for the development of leased minerals; and
•	use of an existing railroad spur.

On October 3, 2012, we announced a potential dividend of our Texas gold and silver properties.  We own two potentially higher grade properties. These include the beryllium-uranium “contact zone” at the base of Round Top mountain for which Cyprus Minerals prepared a historic feasibility study in 1988 posted on our web site, which is not complaint with Canadian NI 43-101standards or SEC Guide 7 standards. It contains a usable decline built to facilitate a bulk metallurgical sample, which has in place all the services necessary to resume work. We intend to contemplate the possibility of selling sell this project within our company to:  (i) utilize existing tax losses; and (ii) retain cash to develop gold and silver properties. We also own the “Macho” silver-lead-zinc property in New Mexico, which was our principal asset prior to the acquisition of the Round Top deposit. A one kilometer host structure contains galena veins, and historic shafts to 100, 300 and 525 feet from prior operations before the Second World War were filled. Management believes Macho is an exploration stage project.   There may be other opportunities to obtain small deposits suitable for 100 tonne per day mines, low cap ex, and simpler permitting that can earn favorable returns at recent gold and silver prices.  Any potential dividend of these assets to shareholders is subject to final board approval after consideration of the requirements of Delaware law for approval of dividends, completing necessary accounting and tax reviews and obtaining all necessary regulatory approvals.

Closure of Colorado Office and Reduction Of Expenses

We do not believe we can attract investor financing to maintain a large corporate staff during a lengthy pre-revenue period where most metallurgical, design, feasibility study, engineering and permitting activities will be led by outside consultants.

Further, our management policy is to shorten lines of communication, improve oversight and reduce travel expenses by moving our corporate headquarters to Sierra Blanca, Texas. Two of our directors are faculty at the University of Texas at El Paso, where we have in the past employed geology students to staff the drilling program. We expect our streamlined organization will be more effective.

Effective August 31, 2012, our offices at 304 Inverness Way South, Suite 365, Englewood, CO are to be phased out. Our Sierra Blanca, Texas office at 539 El Paso Street, Sierra Blanca, TX 79851 will become our official address and our principal operational office where Jamie May will continue as office manager. Our principal daytime contact number will be (915) 369- 2133. The El Paso warehouse located at 11459 Pellicano Dr., El Paso, Texas will also be phased out. We anticipate moving our accounting functions to our former office in Tyler, Texas under the supervision of our largest current shareholder and former CFO, G. W. McDonald. Our primary investor contacts are our chairman, John Tumazos at (732) 444-1083, and our President and CEO, Dan Gorski at (361) 790-5831.

The current management is shareholder-centric, and receives either no cash compensation or much less than previous management. We look to the share price to rise as the principal mechanism for wealth creation. We will require definitive scientific documentation, rigorous economic studies, consideration of a wide range of alternatives and meticulous oversight of any cash outlays of shareholder funds.

ITEM 1A. RISK FACTORS

This investment has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and the other information in this prospectus. If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down. This means you could lose all or a part of your investment.

Risk Related to Our Business

We have a history of losses and will require additional financing to fund exploration and, if warranted, development and production of our properties.  Failure to obtain additional financing could have a material adverse affect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern.

We had no revenues during the fiscal year ended August 31, 2012.  For the fiscal year ended August 31, 2012, our net loss was approximately $14,375,000. Our accumulated deficit at August 31, 2012 was approximately $22,817,000. At August 31, 2012, our cash position was approximately $6,518,000 and our working capital was approximately $6,114,000.  We have not commenced commercial production on any of our mineral properties. We have no revenues from operations and anticipate we will have no operating revenues until we place one or more of our properties into production. All of our properties are in the exploration stage.

We will need to raise additional funding to implement our business strategy.  Our management believes that based on our current working capital, we will be able to continue operations through the end of calendar year 2014 without raising additional capital.  During our fiscal year ending August 31, 2013, we plan to spend approximately $1,500,000 for metallurgical testing and flow sheet development, additional geologic and resource modeling and compliance costs associated with state governmental agencies and appropriate staff and consulting expenses.  The timing of these expenditures is dependent upon a number of factors, including the availability of drilling contractors. We estimate that general and administrative expenses during fiscal year ending August 31, 2013 will be approximately $1,900,000 to include payroll, investor relations, professional services, travel, and other expenses necessary to conduct our operations. We have reduced our staff, closed the Denver office and plan to reduce all other costs possible in order to accomplish our objectives without the necessity of raising additional capital.

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

All of our properties are in the exploration stage. There is no assurance that we can establish the existence of any mineral reserve on any of our properties in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from these properties, and our business could fail.

We have not established that any of our properties contain any mineral reserve, nor can there be any assurance that we will be able to do so.  The probability of an individual prospect ever having a mineral reserve that meets the requirements of the SEC is extremely remote. Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that they can be developed into producing mines and extract those minerals. Both mineral exploration and development involve a high degree of risk and few properties, which are explored, are ultimately developed into producing mines.

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

If we establish the existence of a mineral reserve on any of our properties in a commercially exploitable quantity, we will require additional capital in order to develop the property into a producing mine. If we cannot raise this additional capital, we will not be able to exploit the reserve, and our business could fail.

If we do discover mineral reserves in commercially exploitable quantities on any of our properties, we will be required to expend substantial sums of money to establish the extent of the reserve, develop processes to extract it and develop extraction and processing facilities and infrastructure. We do not have adequate capital to develop necessary facilities and infrastructure and will need to raise additional funds.  Although we may derive substantial benefits from the discovery of a major mineral deposit, there can be no assurance that such a deposit will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

Our exploration activities may not be commercially successful.

Our long-term success depends on our ability to identify mineral deposits on our existing properties and other properties we may acquire, if any, that we can then develop into commercially viable mining operations.  Our belief that our properties contain commercially exploitable minerals has been based solely on preliminary tests that we have conducted and data provided by third parties, including the data published in various third party reports, including but not limited to the GSA, Geological Society of America, Special Paper 246, 1990.  There can be no assurance that the tests and data upon which we have relied is correct or accurate.  Moreover, mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive.  Unusual or unexpected geologic formations and the inability to obtain suitable or adequate machinery, equipment or labor are risks involved in the conduct of exploration programs.  The success of mineral exploration and development is determined in part by the following factors:

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

Increased costs could affect our financial condition.

We anticipate that costs at our projects that we may explore or develop, will frequently be subject to variation from one year to the next due to a number of factors, such as changing ore grade, metallurgy and revisions to mine plans, if any, in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities such as fuel, rubber, and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. A material increase in costs at any significant location could have a significant effect on our profitability.

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

Because we have not completed feasibility studies on any of our properties and have not commenced actual production, mineralization estimates for our properties may require adjustments or downward revisions. In addition, the grade of ore ultimately mined, if any, may differ from that indicated by our feasibility studies and drill results. Minerals recovered in small scale tests may not be duplicated in large scale tests under on-site conditions or in production scale.

The mineralization estimates contained in this Annual Report have been determined and valued based on assumed future prices, cut-off grades and operating costs that may prove to be inaccurate. But where done in accordance to Ni-43-101 standards. Extended declines in market prices for rare earth minerals may render portions of our mineralization estimates uneconomic and result in reduced reported mineralization or adversely affect the commercial viability determinations we reach. Any material reductions in estimates of mineralization, or of our ability to extract this mineralization, could have a material adverse effect on our share price and the value of our properties.

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

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. Permits known to be required are (i) an operating plan for the conduct of exploration and development approved by the Texas General Land Office, (ii) an operating plan for production approved by the Texas General Land Office, (iii) various reporting to and approval by the Texas Railroad Commission regarding drilling and plugging of drill holes, and (v) reporting to and compliance with regulations of the Texas Commission of Environmental Quality.  If we recover uranium from our mineral prospects, we will be required to obtain a source material license from the United States Nuclear Regulatory Commission.  We may also be subject to the reporting requirements and regulations of the Texas Department of Health.

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

Our current and future operations are and will be governed by laws and regulations, including:

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

In order to carry out reclamation obligations imposed on us in connection with our potential development activities, we must allocate financial resources that might otherwise be spent on further exploration and development programs. We plan to set up a provision for our reclamation obligations on our properties, as appropriate, but this provision may not be adequate. If we are required to carry out unanticipated reclamation work, our financial position could be adversely affected.   In accordance with our GLO lease/prospecting permits all the areas impacted by the surface operations shall be reclaimed upon completion of the activity such that: (a) Remove all trash, debris, plastic and contaminated soil by off-site disposal; and (b) Upon completion of surface grading, the soil surface shall be left in a roughened condition to negate wind and enhance water infiltration.

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

We will acquire most of its properties by unpatented claims or by lease from those owning the property.  The lease of our Round Top property was issued by the State of Texas.  The validity of title to many types of natural resource property depends upon numerous circumstances and factual matters (many of which are not discoverable of record or by other readily available means) and is subject to many uncertainties of existing law and its application.  We cannot assure you that the validity of our titles to our properties will be upheld or that third parties will not otherwise invalidate those rights. In the event the validity of our titles are not upheld, such an event would have a material adverse effect on us.

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

Our operations are dependent upon key personnel, the loss of which would be detrimental to our business.

The nature of our business, including our ability to continue our exploration and development activities, depends, in large part, on the efforts of key personnel such as Daniel Gorski, our Chief Executive Officer.  The loss of Mr. Gorski could have a material adverse effect on our business.  We do not maintain “key man” life insurance policies on any of our officers or employees.

Our failure to timely file certain periodic reports with the SEC poses significant risks to our business, each of which could materially and adversely affect our financial condition and results of operations.

We filed a Form 10 on October 30, 2008, pursuant to which we registered our common stock under Section 12(g) of the Exchange Act.  The Form 10 became effective by operation of law 60 days after it was filed.  Subsequent thereto, we did not timely file with the SEC our periodic reports, including our Forms 10-Q for the periods ended November 30, 2008 through November 30, 2010, and our Forms 10-K for the periods ended August 31, 2008, August 31, 2009 and August 31, 2010.  Consequently, we were not compliant with the periodic reporting requirements under the Exchange Act.  Our failure to timely file those and possibly future periodic reports with the SEC could subject us to enforcement action by the SEC and shareholder lawsuits.  Any of these events could materially and adversely affect our financial condition and results of operations and our ability to register with the SEC public offerings of our securities for our benefit or the benefit of our security holders.  Additionally, our failure to file our past periodic reports and future periodic reports has resulted in and could result in investors not receiving adequate information regarding the Company with which to make investment decisions.

There are risks and uncertainties regarding the outcome of the matters which we self-reported to the SEC on June 8, 2012.

On June 12, 2012, we announced that since March of 2012, the Corporate Governance and Nominating Committee (the “Committee”) of our board of directors, which is composed entirely of independent directors, with the assistance of independent special counsel to the Committee, has been conducting an internal review and investigation of certain matters of corporate governance and compliance with federal securities laws (the “Internal Review”). As a result of the recent report of the independent counsel on such counsel’s findings of the Internal Review and a further review of the recommendations of independent counsel by the Committee and our board of directors, at the direction of the board of directors, we contacted the SEC on June 8, 2012, to report our findings.  It is uncertain what actions, if any, the SEC will take in relation to the matters self-reported to the SEC and there is risk as to whether such actions, if any, would include reprimanding, fining or otherwise sanctioning us, which could negatively affect us.

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

Our common stock is currently traded on the OTCQX U.S., a centralized quotation service maintained by OTC Markets Group Inc. that collects and publishes market maker quotes for over-the-counter securities. Although our common stock is traded on the OTCQX U.S., a regular trading market for our securities may not be sustained in the future. Quotes for stocks traded on the OTCQX U.S. generally are not listed in the financial sections of newspapers and newspapers often devote very little coverage to stocks quoted solely on the OTCQX U.S. Accordingly, prices for, and coverage of, securities quoted solely on the OTCQX U.S. may be difficult to obtain. In addition, stocks quoted solely on the OTCQX U.S. tend to have a limited number of market makers and a larger spread between the bid and ask prices than those listed on an exchange. All of these factors may cause holders of our common stock to be unable to resell their securities at any price. This limited trading also could decrease or eliminate our ability to raise additional funds through issuances of our securities.  There is no market for the Warrants.

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

We have approximately 36.5 million shares of common stock outstanding.  In addition to our common stock, we have (i) warrants that may be exercised into 7,840,000 shares of common stock exercisable at $2.50 per share, (ii) warrants that may be exercised into 1,497,000 shares of common stock at $2.50 per share, (iii) warrants that may be exercised into 250,000 of common stock at $5.00 per share, (iv) warrants that may be exercised into 33,334 shares of common stock at $3.75 per share, and (v) options that may be exercised into 3,875,000 shares of common stock at $0.50 to $4.70 issued to Directors and Officers.  The issuance of shares upon exercise of these options and warrants may result in substantial dilution to the interests of other stockholders and may adversely affect the market price of our common stock.

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
Control by current shareholders.
The current shareholders have elected the directors and the directors have appointed current executive officers to serve our Company.  The voting power of these shareholders could also discourage others from seeking to acquire control of us through the purchase of our common stock which might depress the price of our common stock.
Investment in our Company has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below. If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down. This means you

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Executive and Field Offices

Our headquarters are now located at 539 El Paso, Sierra Blanca, Texas 79851. Effective August 31, 2012, our offices at 304 Inverness Way South, Suite 365, Englewood, CO are to be phased out. Our Sierra Blanca, Texas office at 539 El Paso Street, Sierra Blanca, TX 79851 will become our official address and our principal operational office where Jamie May will continue as office manager. Our principal daytime contact number will be 915-369- 2133. The El Paso warehouse located at 11459 Pellicano Dr., El Paso, Texas will also be phased out. We anticipate moving our accounting functions to our former office in Tyler, Texas under the supervision of our largest current shareholder and former CFO, G. W. McDonald.

Overview of the Round Top Rare Earth-Uranium-Beryllium Project

We are currently in the exploration stage and have not established that our Round Top Project contains proven or probable reserves as defined under SEC Guide 7.

Description and Access

Round Top is a small mountain, one of a group of five that comprises the Sierra Blanca, located in Hudspeth County approximately eight miles northwest of the town of Sierra Blanca. The property is reached by truck on a private dirt road that turns north off Interstate 10 access road approximately one mile west of the town of Sierra Blanca.

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

In August 2011 we paid the State of Texas a delay rental of $44,718.  Thereafter, assuming production of paying quantities has not been obtained, we may pay additional delay rental fees to extend the term of the lease for successive one (1) year periods pursuant to the following schedule:
	Per Acre Amount	Total Amount
August 17, 2013 – 2014	$50	$44,718
August 17, 2015 – 2019	$75	$67,077
August 17, 2020 – 2024	$150	$134,155
August 17, 2025 – 2029	$200	$178,873

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

Locally the project area is characterized by five Tertiary microgranite bodies that intruded Cretaceous sedimentary rocks. The microgranites occur as laccoliths, mushroom-shaped bodies emplaced at relatively shallow depths.  At the current erosional levels, laccoliths form resistant peaks with relief up to 2,000 feet.  The microgranites, which are called rhyolites in the literature, are enriched with various metals which may or not be economical to recover.  The rare earth elements are located with-in the intrusive rhyolite body.

Tertiary Diorite which predate the microgranites are intruded the cretaceous section.  The diorites occur as sills, five to 100 feet thick and less frequently as dikes and plugs.  Sedimentary rocks exposed in the area are middle to upper Cretaceous limestones shales and sandstones.  The limestone, where it is in contact with the microgranites, is the host for Beryllium and uranium mineralization.

The Round Top Project was initially developed in the late 1980's as a beryllium resource. During the course of the beryllium exploration, approximately 200 drill holes penetrated varying thicknesses of the rhyolite volcanic rock that makes up the mass of Round Top Mountain and caps the beryllium-uranium deposits which occur in the underlying limestone; some 50 more holes were drilled on Little Round Top, Sierra Blanca and Little Blanca Mountains.

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

On October 27, 2011, we announced that we had completed Phase I of its metallurgical testing and characterization.  This mineralogical study was carried out by DCM Science Laboratory, Inc. at Wheat Ridge, Colo.,  under the supervision of by Mountain States Research and Development and reconfirmed that the rare earth minerals are finely disseminated throughout the rhyolite host rock. Based on the initial ore characterization, this testing reconfirms the simplistic rare earth element mineral associations, which suggests favorable metallurgical processing options. Phase I was followed by Phase II of the metallurgical characterization at Mountain States laboratory in Arizona. Phase II was focused on pre-concentration evaluation and other diagnostic testing including acid leaching of the rare earth minerals.  The results of this testing is described in the preliminary economic study (PEA) released June 22 2012. The Preliminary Economic Assessment is mentioned here for informational purposes only and is not incorporated herein reference. Metallurgical research is to be continued at Hazen Research, Inc. in Golden, Colo. and at the University of Texas at El Paso. The Round Top Project rhyolite requires further evaluation of its mineralogical makeup and economic modeling to determine the appropriate course for potential future commercial development.  However, the size of this rhyolite deposit, the high percentage (68-72%) of heavy rare earth elements to the total rare earth elements and the projected increase in HREE demand could result in Round Top becoming a reliable and long term domestic source for these increasingly strategic metals.

Project Exploration History

The Round Top rare earths and uranium-beryllium prospects were initially drilled in 1984 and 1985, during which time the ore body known as the "West End Ore Zone" was discovered by Cabot Corporation.  In subsequent years, Cyprus Minerals Corporation took over the exploration activities.  Cyprus drilled additional exploration holes and also put an adit into the ore zone where 1,115 feet of underground workings were driven.  Cyprus developed the underground workings in order to obtain bulk samples for pilot plant testing and beryllium oxide concentrate generation.  Cyprus ultimately put the project on hold as a result of poor beryllium market conditions.  Cyprus eventually allowed the lease with the state of Texas to lapse.

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

On November 10, 2011, we announced that Gustavson Associates, LLC, a subsidiary of Walsh Environmental Scientists and Engineers and its parent company, Ecology and Environment, Inc. (NASDAQ: EEI) had been contracted to perform the scoping study at the Round Top Project.  On June 15, 2012, we issued a press release regarding the results of our Preliminary Economic Assessment.

On June 22, 2012, we filed our Preliminary Economic Assessment for our Round Top Project, entitled “NI 43-101 Preliminary Economic Assessment Round Top Project, Sierra Blanca, Texas,” dated June 22, 2012, effective as of May 15, 2012 (the “Report”), with securities regulatory authorities in Canada. On June 26, 2012, the Report was furnished to, not filed with, the Commission on Form 8-K to satisfy our “public disclosure” obligations under Regulation FD of the Exchange Act.  The Preliminary Economic Assessment is mentioned here for informational purposes only and is not incorporated herein reference.

Cautionary Note to Investors: The mineral estimates in the Preliminary Economic Assessment have been prepared in accordance with the requirements of the securities laws in effect in Canada, which differ from the requirements of United States securities laws. The terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) - CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended. These definitions differ from the definitions in SEC Industry Guide 7 under the United States Securities Act of 1933, as amended (the “Securities Act”). Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate governmental authority. In addition, the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource” are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under SEC Industry Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into reserves. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC Industry Guide 7 standards as in place tonnage and grade without reference to unit measures.  Accordingly, information in the Preliminary Economic Assessment contains descriptions of our mineral deposits that may not be comparable to similar information made public by United States companies subject to the reporting and disclosure requirements under the United States federal securities laws and the rules and regulations thereunder. Our project as described in the Preliminary Economic Assessment currently does not contain any known proven or probable ore reserves under SEC Guide 7 reporting standards.  U.S. investors are urged to consider closely the disclosure in the Registrant’s latest reports and registration statements filed with the SEC. You can review and obtain copies of these filings at http://www.sec.gov/edgar.shtml.

U.S. Investors are cautioned not to assume that any defined resources in these categories will ever be converted into SEC Guide 7 compliant reserves.

Exploration and Engineering Costs

To date we have incurred exploration costs at the Round Top Project of approximately $9.23 million.  In the fiscal year ending August 31, 2012 our total exploration costs were approximately $7.63 million.  We anticipate that our exploration costs for the fiscal year ending August 31, 2013 will be approximately $1.5 million, which will consist primarily of metallurgical expenses.

We do not expect to be able to “efficiently” advance the projects into 2014 as our share price fell. We do not intend to issue common stock below $2.50 per share, and do not intend to issue common stock to build the Round Top mine below $15 as such dilution would be value destructive in view of the project’s large estimated NPV per share of more than 100 times the stock price. We expect that North American or overseas rare earth, uranium,  or beryllium companies or financial investors may provide capital to advance the project more effectively, and we will engage a financial advisor after advancing its analyses. We expect that our $6.5 million in cash balances as of August 31, 2012 will be enough to continue our process development for over 30 months at estimated cash consumption near $135,000 per month.

Improvements, Equipment, Power and Water

The Round Top rare earth prospect was initially developed in the late 1980s as a beryllium resource.  As a result, several pieces of equipment were present at the property when we acquired the lease, some of which we have repaired as described below.  The previous operators had also built out several roads at the prospect site, which we believe are suitable for our current exploration plans.

There exists on the Round Top site a 1,115 foot, 10 foot by 10 foot decline from the surface into the Round Top prospect. There are steel sets every five feet, in some cases less, and the entire working is lagged with timber. There are “escape holes” at intervals to allow personnel to avoid equipment. The escape holes are all in good operating condition.  There is also a 36 foot steel ventilation line in place that runs for approximately 75 feet into the prospect. There is a 125 hp axial plane ventilation fan in place.  We have leveled the fan and rehabilitated the control panel, and have operated this ventilation system during the evaluation of the historic Cabot-Cyprus work. We intend to install a "soft start" motor starter switch for the vent fan in the future in order to be able to use a 100kw generator.

A bag house is also located on the property that will need its electronic controls rehabilitated and modernized and filters installed. There is a 6" Victaulic compressed air line extending from the compressor station outside to the faces. There are numerous valves at strategic locations underground. There is one 2' steel Victaulic water line for drill water and an additional partly plastic Victaulic water line for dust suppression sprayers, which also has sprayers in place.

There is electric cable from the portal to the face and a switch box underground. Some additional switching gear will need to be installed at the portal.  The mine portal has a sturdy locking steel door in place that we have reconditioned.

There is a 500 barrel (23,000 gal) water tank below the mine dump for water to be hauled in and stored. This tank appears to be in good shape. The water line from the tank to the mine portal is missing and will have to be replaced. The water system will need a submersible pump, switching gear and approximately 1000 ft of 2” poly line to render the water system serviceable.

Other Properties

In addition to the Round Top Project, we also own title to 12 unpatented mining claims, the Macho group, comprising 240 acres covering the Old Dude Mine, located in Sierra County, New Mexico. The Old Dude Mine has a production history of silver, lead, zinc and gold dating from the 1890’s.  Another 18 unpatented mining claims and fractional claims, the HA group,  comprising 274 acres  cover an andesite hosted vein system similar to and 10 miles to the southwest of the Macho District. These claims surround another historic producer, the Graphic Mine. The geologic setting at the HA property is the same as the Macho.

We do not consider these prospects to be material to our operations, and at the present time there is no exploration or development activity scheduled for these New Mexico properties.  These properties are in the exploration stage and do not contain any reserves under SEC Industry Guide 7 standards.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended August 31, 2012, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed for quotation on the OTCQX U.S. operated by OTC Markets Group Inc. under the symbol “TRER.” The market for our common stock on the OTCQX U.S. is limited, sporadic and highly volatile.  The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.  The following table sets forth the range of high and low bid prices during the periods indicated.

Fiscal Year 2013	High	Low

Quarter ended November 30, 2012 (through November 1, 2012)	$0.46	$0.29

Fiscal Year 2012	High	Low

Quarter ended August 31, 2012	$0.80	$0.30
Quarter ended May 31, 2012	$1.35	$0.27
Quarter ended February 29,2012	$2.00	$1.11
Quarter ended November 30, 2011	$2.55	$1.50

Fiscal Year 2011	High	Low

Quarter ended August 31, 2011	$8.20	$1.80
Quarter ended May 31, 2011	$10.00	$2.85
Quarter ended February 28, 2011	$3.99	$2.70
Quarter ended November 30, 2010	$3.05	$0.65

Fiscal Year 2010	High	Low

Quarter ended August 31, 2010	$1.02	$0.25
Quarter ended May 31, 2010	$0.99	$0.55
Quarter ended February 28, 2010	$1.05	$0.36
Quarter ended November 30, 2009	$1.08	$0.37

The last bid price of our common stock on November 1, 2012 was $0.30 per share.

Holders

The approximate number of holders of record of our common stock as of November 1, 2012 was 511.

Dividends

We have not paid any cash dividends on our equity security and our board of directors has no present intention of declaring any cash dividends.  We are not prohibited from paying any dividends pursuant to any agreement or contract.

Repurchase of Securities

During the fiscal year ended August 31, 2012, neither us nor any of our affiliates repurchased our common shares registered under Section 12 of the Exchange Act.

Securities Authorized for Issuance under Equity Compensation Plans

In September 2008, the Board adopted our 2008 Stock Option Plan (the “2008 Plan”), which was also approved by our shareholders in September 2008.  In May 2011, the board of directors adopted an amendment to our 2008 Plan (the “Amended 2008 Plan”), which was also approved by our shareholders in August 2011. The Amended 2008 Plan increased the number of shares available for grant from 2,000,000 to up to 5,000,000 shares of our common stock for awards to our officers, directors, employees and consultants.  On February 15, 2012, our stockholders approved an increase of 2,000,000 of shares of common stock available for issuance under the amended 2008 Stock Option Plan (the “Plan”).  As amended, the Plan provides for 7,000,000 shares of common stock for all awards.  Other provisions of the Amended 2008 Plan remain the same as under our 2008 Plan.  As of August 31, 2012, a total of 3,125,000 shares of our common stock remained available for future grants under the Amended 2008 Plan.  The following table sets forth certain information as of August 31, 2012 concerning our common stock that may be issued upon the exercise of options or warrants or pursuant to purchases of stock under the Amended 2008 Plan:

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options and Warrants	(b) Weighted-Average Exercise Price of Outstanding Options and Warrants	(c) Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	3,875,000	$1.53	3,125,000
Equity compensation plans not approved by stockholders	--	N/A	--

Total	3,875,000	$1.53	3,125,000

Recent Sales of Unregistered Securities During Fiscal 2012

Outside of the below recent sales of unregistered securities, all other sales of unregistered securities during the fiscal year ended August 31, 2012, were previously reported under our quarterly reports on Form 10-Q and current reports on Form 8-K.

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (A)
December 2011/January 2012	Common Stock – Exercise of warrants	1,943,749	Private Placement Investors	1,103,124	Cash	4(2)

(A)
With respect to sales designated by “Section 4(2),” these shares were issued pursuant to the exemption from registration contained in to Section 4(2) of the Securities Act as privately negotiated, isolated, non-recurring transactions not involving any public offer or solicitation. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser and the transfer agent affixed the appropriate legends. Each purchaser was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

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

We are a mining company engaged in the business of the acquisition, exploration and development of mineral properties.  We currently hold two nineteen year leases, executed in September 2011 and November 2011, to explore and develop a 950 acre rare earths project located in Hudspeth County, Texas known as the Round Top Project and prospecting permits covering an adjacent 9,345 acres.  We also own unpatented mining claims in New Mexico.  Our principal focus will be on developing a metallurgical process to concentrate or otherwise extract the metals from the Round Top rhyolite, although we will continue to examine other opportunities in the region as they develop. We currently have limited operations and have not established that any of our projects or properties contain any proven or probable reserves under SEC Industry Guide 7.

On November 8, 2011, we announced that our supplementary operating plan to expand exploration activities at our Round Top Project had been approved by the Texas General Land Office (GLO); the expanded development and exploration drill plan called for an additional 40 drill holes and 4 diamond core holes for an estimated planned drilled footage of 20,000 feet. The program included 4,000 feet of Core drilling to establish a high level of confidence in the resource, provide physical engineering data and additional metallurgical sample.

On March 20, 2012, we submitted for approval an updated plan of operations .  The updated plan of operations consisted of the reclassification of the drilling program through the Feasibility Study into three phases.  Phase 1 consists of 25 drill locations, phase 2 consists of 41 drill locations and phase 3 consists of 27 drill locations all located on round top.   The plan of operations also included two locations for 100 ton bulk sample collection for additional metallurgical tests. We have suspended this phase of physical exploration and development at Round Top pending development of a metallurgical process to extract the potentially marketable metals.

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

On August 24, 2012, we changed our state of incorporation from the State of Nevada to the State of Delaware (the “Reincorporation”) pursuant to a plan of conversion dated August 24, 2012.   The Reincorporation was previously submitted to a vote of, and approved by, our stockholders at a special meeting of the stockholders held on April 25, 2012.

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

Current Plan of Operations

Update Mineralization Calculations

On August 23, 2012, our management met with Gustavson Associates in Denver, who are presenting a proposal for an updated mineralization estimate to incorporate the final 30 drill holes and to incorporate uranium, thorium, niobium, tantalum, tin and gallium which were not included in the PEA.

The additional drilling has not resulted in values which vary significantly from the previous work. We believe it is “best practice” to incorporate all of the 65 drill holes completed during 2011 and all potential mineral products into our publicly disclosed information. We anticipate that these data will be disclosed as soon as we finish compiling them.

Metallurgical Studies

We intend to reevaluate the economics in our PEA.  Our re-optimization goals include but are not limited to the following metallurgical considerations:

#1 Conducting the metallurgical testing to establish the actual recoveries of all potentially economic commodities from this rock.

#2 Incorporating recovery of non-REE minerals as referenced in the May 16, 2011 press release in the second 3rd party mineralization calculation that we requested on August 23, 2012.

#3 Reducing unit capital costs by modifying or eliminating components from the mine and plant as described in the PEA.

#4 Reducing the absolute capital costs by evaluating smaller scale operations.

#5 Minimizing process risks that have caused startup delays to other mines. For example, high pressure grinding rolls and hydromet processes that have not met design standards in initial years at some other mines. A simplified process that bypasses such stages reduces risks to shareholders.

#6 Examining the feasibility of producing a concentrate either by physical or chemical methods to produce a marketable bulk product.

#7 Minimizing environmental impacts in multiple ways, including (a) minimum water use, (b) maximum recovery rates to simplify tailings disposal, (c) minimum plant footprint, and (d) a low startup processing rate to reduce environmental impacts.

#8 Analyzing the risk-adjusted rates of return of each process phase.

We believe Round Top offers the highest rates of return from extraction and concentration, and potentially much less return from final refining if overseas traders or local partners offer reasonable terms to buy concentrates.

These considerations incorporate the twin goals of minimizing risk and improving returns. We believe that the highest standards of environmental protection minimize risks most importantly, as lengthy environmental permit delays prevent job creation, delay royalty and tax revenues to the benefit of the State of Texas and delays other benefits.

No future economic analysis will be reliable unless metallurgical recovery rates and the process flow chart have been documented to rigorous standards. For this reason our greatest efforts in the next year will be toward metallurgical process development. Our process design considerations involve many factors, and we will not rush any evaluation until we develop a high level of confidence that our scientists have unlocked the full values.

The “time line” slide #21 of our June 15, 2012 PEA presentation has become out of date. We contemplate a longer period of up front research, comparisons and “validation testing” of metallurgical processes prior to any final decisions in plant design or “plan of operations” that may be submitted to environmental regulatory agencies. We are optimistic that a smaller scale of operation, potential higher process recovery rates for non-REE and better design will shorten and simplify permitting. We have no specific timetable and have no plans to communicate such until definitive metallurgical testing and flow chart design have been completed.

Opportunities For Joint Development Of Exploration Potential Of The Round Top Property

Although we have no plans in the next 24 months to conduct more physical exploration, we do believe, as stated in our 2010 presentations, that there are untested exploration targets present. They are:

1. Uranium-beryllium mineralization at the lower contact of the rhyolite and the underlying sedimentary rock. This class of mineralization was the target of the successful exploration program conducted in the late 1980's by Cabot Corporation and Cyprus Exploration. It appears to be structurally controlled and associated with a later phase of hydrothermal or gas phase deposition that occurred sometime after the emplacement of the rhyolite. This fluorite-beryllium replacement mineralization in what is termed the West Side Fault under the north side of Round Top was the topic of a 1988 definitive feasibility study by Cyprus Minerals to historical standards (not NI 43-101 compliant under today’s Canadian regulations) to produce beryllium. This zone is the location of the intact decline and lateral mine workings developed by Cyprus Minerals in 1988-89. Sampling and analysis by TRER indicates the presence of uranium mineralization occurring adjacent to and likely associated with these beryllium bearing structures. This "Contact Zone" mineralization is not restricted to Round Top and is present under the Sierra Blanca rhyolite and there is some evidence in drill holes on Little Blanca that this style of mineralization may also be present there.

2. Uranium-beryllium-rare earth and other rare metals hosted as structurally controlled fluorite replacements in the limestones at depth below the known deposits. Geologic and geochemical conditions are thought to be condusive for the emplacement of replacement type deposits within the same fault zones that hosted the known beryllium-uranium deposits at depth where favorable host limestones are present. We believe that careful compilation and analysis of existing surface geologic mapping and of the drill data may better define these targets.

3. Additional tonnage of rhyolite containing rare earth and other rare metals. Round Top is one of four principal rhyolite bodies making up the group of mountains known as The Sierra Blanca. Two of them, Round Top and the smaller Little Round Top we believe are similar in rare metal content. Based on sparse data seen to date, Little Blanca appears to be similar but slightly lower in total metal content and is less enriched in the "heavy" rare earths. Little Blanca is thought to have a mass similar to Round Top. The large Sierra Blanca rhyolite intrusion, again based on sparse data, is thought to contain some thirty percent less rare earth and other metals and at a considerably lower "heavy" content. It should be noted that data points on these other rhyolite masses are few and any conclusions are highly speculative as to their size and content. However, should we be successful in developing a method to process the Round Top rhyolite, it is likely that this process would be applicable to the other mineralogically similar rhyolites masses. In addition, magnetic and gravity surveys indicate that there may be other rhyolite bodies in the subsurface that would have to be tested by later drilling.

We believe that using the existing data we can improve our understanding of the exploration potential of the area without resorting to such expensive techniques as drilling.

Our Board of Directors may invite and consider proposals from other companies to evaluate those additional zones.

Macho Silver Property

We will contact silver mining companies, a royalty company, direct investors and startup silver exploration companies to evaluate alternatives for the Macho silver-lead-zinc-gold property in Sierra County, New Mexico that was our primary asset prior to our leasing of the Round Top deposit in October 2010.

The galena type silver-lead-zinc-gold veins have zones of high lead values, where an efficient operator skilled in narrow vein mining may be able to recover all costs from lead revenues where the silver revenues could benefit owners. Three historic shafts went to 100, 200 and 525 foot depths. A recent publication (McLemore,  2012, New Mexico Bureau of Geology and Mineral Resources) describes three diamond drill holes, two drilled in 1983 by Nicor Minerals Ventures and another in 1997 by Toque de Oro Inc. The core and logs of the Nicor drilling are available at the New Mexico Bureau of Geology and Mineral Resources, no data is available from the later 1997 drilling. One of the Nicor holes was drilled to a depth of 3795 feet and encountered weak silver-lead-zinc mineralization in the Silurian age Fusselman dolomite below its contact with the overlying Percha shale. This contact is known for being a favorable host of "bonanza" silver ore. We plan to review these data and update our evaluation of this prospect based on these new data.. There are no known reserves, resources or commercial studies to modern standards.

Our objective is to monetize the Macho property to help fund our 2014 or 2015 future activities.

Liquidity and Capital Resources

As of August 31, 2012, we had a working capital surplus of approximately $6,114,000. We will need to raise additional funding to implement our business strategy.  Our management believes that based on our current working capital, we will be able to continue operations through the end of calendar year 2014 without raising additional capital.  During our fiscal year ending August 31, 2013, we plan to spend over $1,500,000 for metallurgical  testing and flow sheer development, additional geologic and resource modeling and compliance costs associated with state governmental agencies and appropriate staff and consulting expenses.  The timing of these expenditures is dependent upon a number of factors, including the availability of drilling contractors. We estimate that general and administrative expenses during fiscal year ending August 31, 2013 will be approximately $1,900,000 to include payroll, investor relations, professional services, travel, and other expenses necessary to conduct our operations. We have reduced our staff, closed the Denver office and plan to reduce all other costs possible in order to accomplish our objectives without the necessity of raising additional capital.

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

Our policy will be not to issue common stock < $2.50 per share. If we cannot attract investment capital on favorable terms, we will evaluate other potential sources of financing that may include:

(1) early exercise of warrants by shareholders;

(2) sales of royalties on Macho Silver, REE or non-REE elements as may be subsequently documented;

(3) sale of the Macho Silver property;

(4) JV or sale of the “Contact Zone” enriched in beryllium and uranium that was the earlier subject of Cyprus Minerals 1988 historical definitive feasibility study; and

(5) based on our experience in operating "narrow vein" deposits, possible participation in other mining ventures as operators for or partners with other investors or companies.

During the twelve months ended August 31, 2012, Class A Warrants to purchase 1,293,749 shares of our common stock and Class B warrants to purchase 650,000 shares of our common stock were exercised, resulting in $646,874 of proceeds being raised by the Company for the Class A warrants and $456,250 of proceeds being raised by the Company for the Class B Warrants.  Total proceeds to the Company for the issuance of 1,943,749 shares of our common stock as a result of the Class A and Class B Warrants exercise was $1,103,124.  The remaining outstanding warrants expired on December 31, 2011.

During the twelve month period ending August 31, 2012, we invested an approximate net amount of $200,000 in mineral properties, including the purchase of land in the surrounding area of Round Top totaling approximately $200,000.  During the twelve months ending August 31, 2012, we pursued a small claim in Idaho for a total amount of approximately $90,000.  Later during the year ended August 31, 2012, management decided to abandon the pursuit of this small claim.  As a result, the accumulated costs and subsequent expense to the income statement was approximately $90,000.

During the twelve months ended August 31, 2012, we purchased furniture, equipment and mining software totaling approximately $68,500 and approximately $97,000 for 5 vehicles for our Round Top Project.  Also during the twelve months ended, we disposed of 3 of these vehicles with an approximate book value of $40,000.

Results of Operations

Fiscal Years ended August 31, 2012 and 2011

General & Revenue

We had no operating revenues during the fiscal years ended August 31, 2012 and 2011.  We are not currently profitable.  As a result of ongoing operating losses, we had an accumulated deficit of approximately $22,817,000 as of August 31, 2012.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the fiscal years ended August 31, 2012 and 2011, in the amount of approximately $7,633,000 and $1,292,000, respectively.  The increase in expenditures for the twelve months ended August 31, 2012 over the twelve months ended August 31, 2011, was primarily due to increased drilling and related geological consulting fees as we intensified exploration in order to publish our PEA of our Round Top Project.  Also included in the current year’s expenses is approximately $462,000 of stock compensation amortization for one of our executive officers. The expenditures for the fiscal year ended 2011 were primarily for surveys, drilling and related geological consulting fees for our Round Top Project.

Our general and administrative expenses for the twelve months ended August 31, 2012 were approximately $6,755,000.  This amount included non-cash expenses of approximately $2,103,000 of stock compensation amortization for two of our executive officers and one employee and a one-time charge of approximately $604,000 for 400,000 options granted to four of our Directors as continuing compensation for their service on the board, and a one-time charge of approximately $152,000 to four of our Directors as initial compensation for the acceptance of Board positions.  The remaining expenditures totaling approximately $3,896,000 were primarily for legal, accounting & professional fees, investor relations, payroll and related taxes and benefits, occupancy costs, information technology, travel and other general and administrative expenses necessary for our operations.

Our general and administrative expenses for the fiscal years ended August 31, 2011 were approximately $5,755,000.  This amount included non-cash expenses of approximately $1,181,000 of stock compensation for Public Relations services, approximately $2,500,000 of stock compensation to members of our Board of Directors and approximately $880,000 of stock compensation to three of our executive officers.  The remaining expenditures totaling approximately $1,194,000 were primarily for investor relations, professional fees associated with the audits of our financial statements, payroll and related taxes and benefits, legal fees and other general and administrative expenses necessary for our operations.

We had losses from operations for the fiscal years ended August 31, 2012 and 2011 totaling approximately $14,388,000 and $7,047,000, respectively and net losses for the fiscal years ended August 31, 2012 and 2011 totaling approximately $14,375,000 and $7,020,000, respectively.  We earned interest and other income in the net amount of approximately $13,000 and $26,000 for the fiscal year ended August 2012 and 2011, respectively.

Contractual Commitments

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

We currently have leases with landlords for our previous corporate headquarters in Englewood, Colorado, an office warehouse in El Paso, Texas and our new headquarters in Sierra Blanca.  These leases expire on dates from December 2012 through May 2014.

Off-Balance Sheet Arrangements

For the fiscal years ended August 31, 2012 and 2011, we did not have any Off-Balance Sheet Arrangements.

Recently Issued Accounting Pronouncements

Fair value of Financial Instruments - The Company will be required to adopt ASC topic 820, “Fair Value Measurements and Disclosures” (ASC 820), formerly SFAS No. 157 “Fair Value Measurements,” effective September 1, 2009. ASC 820 defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Management does not expect there to be any impact relating to the adoption of ASC 820 to our financial statements.

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

Accounting Standards Codification - In June 2009, the FASB issued ASC 105 Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles . The FASB Accounting Standards Codification (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 1, 2009, all references made to GAAP in our financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position, or cash flow.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are fairly presented in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Management believes that the following critical accounting estimates and judgments have a significant impact on our financial statements; Valuation of options granted to Directors and Officers using the Black-Scholes model, and fair value of mineral properties. The accounting policies are described in greater detail in Note 2 to our audited annual financial statements for the fiscal year ended August 31, 2012.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Texas Rare Earth Resources Corp
Sierra Blanca, Texas

We have audited the accompanying balance sheets of Texas Rare Earth Resources Corp (the “Company”) as of August 31, 2012 and 2011, and the related statements of operations, cash flows, and shareholders' equity for each of the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Rare Earth Resources Corp. as of August 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/ LBB & ASSOCIATES LTD., LLP
LBB & Associates Ltd., LLP

Houston, Texas
November 1, 2012

Texas Rare Earth Resources Corp.
BALANCE SHEETS

	August 31, 2012	August 31, 2011

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,517,935	$16,886,066
Prepaid expenses and other current assets	74,149	37,579
Total current assets	6,592,084	16,923,645

Property and equipment, net	250,909	217,519
Mineral properties	343,434	143,356
Deposits	102,840	16,525

TOTAL ASSETS	$7,289,267	$17,301,045

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$478,430	$579,807
Total current liabilities and total liabilities	478,430	579,807

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of August 31, 2012 and August 31, 2011, respectively	-	-

Common stock, par value $0.01; 100,000,000 shares authorized, 36,550,009 and 34,596,260 shares issued and outstanding as of August 31, 2012 and August 31, 2011, respectively	365,501	345,964
Additional paid-in capital	29,262,684	24,818,022
Accumulated deficit	(22,817,348)	(8,442,748)
Total shareholders' equity	6,810,837	16,721,238

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,289,267	$17,301,045

The accompanying notes are an integral part of these financial statements

TEXAS RARE EARTH RESOURCES CORP.
STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	August 31,	August 31,
	2012	2011

OPERATING EXPENSES
Exploration costs	$7,633,368	$1,291,570
General and administrative expenses	6,754,706	5,754,983

Total operating expenses	14,388,074	7,046,553

LOSS FROM OPERATIONS	(14,388,074)	(7,046,553)

OTHER INCOME (EXPENSE)
Loss on sale of property and equipment	(14,498)	-
Interest and other income	28,306	27,705
Interest expense	(334)	(1,266)
Total other income (expense)	13,474	26,439

NET LOSS	$(14,374,600)	$(7,020,114)

Net loss per share:
Basic and diluted net loss per share	$(0.40)	$(0.25)

Weighted average shares outstanding:
Basic and diluted	35,964,877	27,869,787

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP.
STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED AUGUST 31, 2012 and 2011
					Additional		Total
	Preferred stock		Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at August 31, 2010	-	-	23,670,260	$236,703	$1,220,391	$(1,422,634)	$34,460
Shares issued for prior year compensation	-	-	361,000	3,610	(3,610)	-	-
Shares issued for cash	-	-	10,340,000	103,401	20,665,536	-	20,768,937
Shares issued for services	-	-	225,000	2,250	1,178,796	-	1,181,046
Common stock options issued to officers and directors	-	-	-	-	3,412,059	-	3,412,059
Cash paid for placement fees	-	-	-	-	(1,655,150)	-	(1,655,150)
Net loss	-	-	-	-	-	(7,020,114)	(7,020,114)
Balance as of August 31, 2011	-	-	34,596,260	345,964	24,818,022	(8,442,748)	16,721,238

Shares issued for services	-	-	10,000	100	19,100	-	19,200
Shares issued for cash	-	-	1,943,749	19,437	1,083,687	-	1,103,124
Options issued to Officers and Directors	-	-	-	-	3,341,875	-	3,341,875
Net loss	-	-	-	-	-	(14,374,600)	(14,374,600)
Balance as of August 31, 2012	-	-	36,550,009	$365,501	$29,262,684	$(22,817,348)	$6,810,837

 The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP.
STATEMENTS OF CASH FLOWS

	Year Ended August	Year Ended August
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,374,600)	$(7,020,114)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation expense	84,838	19,996
Loss on sale of property and equipment	14,498	-
Shares issued for services	19,200	1,181,046
Stock based compensation	3,341,875	3,412,059
Changes in current assets and liabilities:
Prepaid expenses and other assets	(122,885)	(54,104)
Accounts payable and accrued expenses	(101,377)	560,582
Net cash used in operating activities	(11,138,451)	(1,900,535)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mineral properties	(200,078)	(98,817)
Proceeds from sale of property and equipment	25,500	-
Purchase of property and equipment	(158,226)	(210,957)
Net cash used in investing activities	(332,804)	(309,774)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	-	19,113,787
Repayment of notes payable to related parties	-	(91,846)
Proceeds from exercise of common stock warrants	1,103,124	-
Net cash provided by financing activities	1,103,124	19,021,941
NET CHANGE IN CASH	(10,368,131)	16,811,632
CASH, BEGINNING OF PERIOD	16,886,066	74,434
CASH, END OF PERIOD	$6,517,935	$16,886,066

SUPPLEMENTAL INFORMATION
Interest paid	$334	$18,936
Taxes paid	$-	$-
Non-cash Transactions
Issuance of 131,250 shares of common stock for cash previously received	$-	$1,313
Issuance of 61,000 shares of common stock for services previously recorded	$-	$610
Issuance of 300,000 shares of common stock for director compensation
previously recorded	$-	$3,000

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP.
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2012 AND 2011

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Texas Rare Earth Resources Corp (the “Company”) was incorporated in the State of Nevada in 1970.  In July 2004, our articles of incorporation were amended and restated to increase the authorized capital to 25,000,000 common shares and, in April 2007, we effected a 1 for 2 reverse stock split.  In September 2008, our articles of incorporation were further amended and restated to increase the authorized capital to 100,000,000 common shares with a par value of $0.01 per share and to authorize 10,000,000 preferred shares with a par value of $0.001 per share.  Our fiscal year-end is August 31.

Effective September 1, 2010, we changed our name from “Standard Silver Corporation” to “Texas Rare Earth Resources Corp.”  We are now a mining company engaged in the business of the acquisition and development of mineral properties.  As of the date of this filing, we hold two nineteen year leases, executed in September and November of 2011, to explore and develop a 950 acre rare earths project located in Hudspeth County, Texas known as the Round Top Project and prospecting permits covering an adjacent 9,345 acres.  We also own unpatented mining claims in New Mexico. We are currently not evaluating any additional prospects, and intend to focus primarily on the development of our Round Top rare earth prospect.

On August 24, 2012, we changed our state of incorporation from the State of Nevada to the State of Delaware (the “Reincorporation”) pursuant to a plan of conversion dated August 24, 2012.   The Reincorporation was previously submitted to a vote of, and approved by, our stockholders at a special meeting of the stockholders held on April 25, 2012.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred, in accordance with generally accepted accounting principles (“GAAP”) – United States.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  Cash and cash equivalents consist of demand deposits at commercial banks.  We currently have cash deposits at financial institutions in excess of federally insured limits.

Property and Equipment

Our property and equipment consists primarily of vehicles, furniture and equipment, and are recorded at cost. Expenditures related to acquiring or extending the useful life of our property and equipment are capitalized. Expenditures for repair and maintenance are charged to operations as incurred. Depreciation is computed using the straight-line method over an estimated useful life of 3-20 years.

Lease Deposits

From time to time, the Company makes deposits in anticipation of executing leases.  The deposits are capitalized upon execution of the applicable agreements.

Long-lived Assets

The Company reviews the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through operations.  To determine if these costs are in excess of their recoverable amount, periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC 360”),  Property, Plant and Equipment.   We have not incurred any impairment losses and, therefore, no impairment is reflected in these financial statements.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, services have been performed, the sales price is fixed or determinable, and collectability is probable. We have yet to generate any revenue.

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (Continued)

basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs including related property and equipment costs. To determine if these costs are in excess of their recoverable amount, periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with ASC 360-10-35-15,  Impairment or Disposal of Long-Lived Assets. Exploration costs were approximately $7,633,000 and $1,292,000 for the years ended August 31, 2012 and 2011, respectively.

Share-based Payments

The Company estimates the fair value of share-based compensation using the Black-Scholes valuation model, in accordance with the provisions of ASC 718,  Stock Compensation and ASC 505, Share-Based Payments .  Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of our stock, the risk-free rate, and dividend yield.Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the option holders, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

Stock Option Plan

In September 2008, the Board adopted our 2008 Stock Option Plan (the “2008 Plan”), which was also approved by our shareholders in September 2008.  In May 2011, the Board adopted an amendment to our 2008 Plan (the “Amended 2008 Plan”), which was also approved by our shareholders in August 2011. The Amended 2008 Plan increased the number of shares available for grant from 2,000,000 to up to 5,000,000 shares of our common stock for awards to our officers, directors, employees and consultants.  On February 15, 2012, our stockholders approved an increase of 2,000,000 of shares of common stock available for issuance under the Amended 2008  Plan.  As amended, the Plan provides for 7,000,000 shares of common stock for all awards.  Other provisions of the Amended 2008 Plan remain the same as under our 2008 Plan.  As of August 31, 2012, a total of 3,125,000 shares of our common stock remained available for future grants under the Amended 2008 Plan.

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

Fair Value Measurements

We account for assets and liabilities measured at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures .  ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified with Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).The three levels of inputs used to measure fair value are as follows:

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (Continued)

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820)-Improving Disclosures about Fair Value Measurements , which enhances the usefulness of fair value measurements.  The amended guidance requires both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements.  The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years.  The Company adopted ASU 2010-06 effective December 31, 2009, and the adoption did not have a significant impact on our financial statements.

Recent Accounting Pronouncements

Pronouncements between August 31, 2012 and the date of this filing are not expected to have a significant impact on our operations, financial position, or cash flow, nor does the Company expect the adoption of recently issued, but not yet effective, accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of office furniture, equipment and vehicles.  The fixed assets are depreciated using the straight-line method over their estimated useful life of 3-20 years.  Our fixed assets consist of the following:

	August 31, 2012	August 31, 2011
Furniture &office equipment	$111,582	$90,959
Vehicles	105,299	68,290
Computers & software	56,176	31,792
Field equipment	73,953	50,451
Total cost basis	347,010	241,492
Less: Accumulated depreciation	(96,101)	(23,973)
Property and equipment, net	$250,909	$217,519

Depreciation expense for the years ending August 31, 2012 and 2011 was $84,838 and $19,996, respectively.

NOTE 4– RELATED PARTY TRANSACTIONS

The Company has historically received periodic cash advances from our officers and relatives of our officers to fund operations.  The advances accrued interest at rates ranging from five percent (5%) to six percent (6%) per annum. In December 2010, the notes payable principal balance of $91,846 plus accrued interest for these advances was paid in full.

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

In August 2011 we paid the State of Texas a delay rental of $44,718.  Thereafter, assuming production of paying quantities has not been obtained, we may pay additional delay rental fees to extend the term of the lease for successive one (1) year periods pursuant to the following schedule:

	Per Acre Amount	Total Amount
August 17, 2013 – 2014	$50	$44,718
August 17, 2015 – 2019	$75	$67,077
August 17, 2020 – 2024	$150	$134,155
August 17, 2025 – 2029	$200	$178,873

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

NOTE 5 – MINERAL PROPERTIES (Continued)

	Per Acre Amount	Total Amount
November 1, 2013-2014	$50	$4,500
November 1, 2015 – 2019	$75	$6,750
November 1, 2020 – 2024	$150	$13,500
November 1, 2025 – 2029	$200	$18,000

NOTE 6– INCOME TAXES

The following table sets forth a reconciliation of the federal income tax for the year ended August 31, 2012 and 2011:

	2012	2011

Loss before income taxes	$(14,374,600)	$(7,020,114)

Income tax benefit computed at statutory rates	$(4,887,364)	$(2,386,839)
Increase in valuation allowance	3,701,883	1,226,000
Non-deductible stock compensation	1,136,237	1,160,000
Permanent differences, nondeductible expenses	4,771	2,680
Other	44,473	(1,841)
Tax benefit	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as a deferred tax asset and liability.  Significant components of the deferred tax assets are set out below along with a valuation allowance to reduce the net deferred tax asset to zero.

In order to comply with generally accepted accounting principles, management has decided to establish a valuation allowance because of the potential that the tax benefits underlying deferred tax asset may not be realized.  Significant components of our deferred tax asset at August 31, 2012 and 2011 are as follows:

Deferred tax assets (liability)	2012	2011
Net operating loss carryfowards	$2,248,448	$952,157
Stock compensation	1,136,237	1,160,000
Assets, exploration cost, depreciation and amortization	2,843,950	414,595
Utilization of net operating loss carryforwards	-	-
Less: valuation allowance	(6,228,635)	(2,526,752)

Net deferred tax assets	$-	$-

As a result of a change in control effective in April 2007, our net operating losses prior to that date may be partially or entirely unavailable, by law, to offset future income and, accordingly, are excluded from the associated deferred tax asset.

The net operating loss carryforward in the approximate amount of $6,613,000 will begin to expire in 2032.  We file income tax returns in the United States and in one state jurisdiction.  With few exceptions, we are no longer subject to United States federal income tax examinations for fiscal years ending before 2008, and is no longer subject to state tax examinations for years before 2007.

NOTE 7– SHAREHOLDERS’ EQUITY

Capital Stock

Our authorized capital stock consists of 100,000,000 shares of common stock, with a par value of $0.01 per share, and 10,000,000 preferred shares with a par value of $0.001 per share.

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

The Company received cash proceeds from the sale of its common stock and the exercise of Class A Warrants and Class B Warrants to purchase common stock during the years ended August 31, 2011 and 2012 as follows:

Description - 2011	Shares of Common Stock Issued	Cash Proceeds Received
2009-2010 Private Placement (issuances occurred in quarter ended November 30, 2010) (1)	1,132,500	$453,000
Exercise of Class A & B Warrants issued in connection with 2009 – 2010 Private Placement (1)	1,236,250	715,938
January 2011 Private Placement (issuance occurred in quarter ended February 28, 2011) (2)	1,600,000	4,000,000
Exercise of options issued in January 2011 Private Placement	6,240,000	15,600,000
Net offering costs	-	(1,655,150)
Total shares of common stock issued and net cash proceeds received from sale of common stock and from the exercise of Warrants during the twelve months(3)	10,208,750	$19,113,788

Description - 2012	Shares of Common Stock Issued	Cash Proceeds Received
Exercise of Class A & B Warrants issued in connection with 2009 – 2010 Private Placement (1)	1,943,749	$1,103,124
Total shares of common stock issued and net cash proceeds received from sale of common stock and from the exercise of Warrants during the twelve months(3)	1,943,749	$1,103,124

(1) See “2009-2010 Private Placement” below.
(2) See “January 2011 Private Placement” below.
(3) Does not include shares of common stock issued for services rendered during the twelve months ended August 31, 2011.  See “Other Equity Issues” below.

2009 – 2010 Private Placement

Between October 2009 and November 2010, we raised cash proceeds of $905,500 through the issuance of 2,263,750 shares of common stock and the issuance of Class A Warrants to purchase 2,263,750 shares of common stock and Class B Warrants to purchase 1,131,875 shares of common stock.  Of the $905,500 cash proceeds raised for this private placement, $452,500 was raised prior to September 1, 2010 and $453,000, representing the sale of 1,132,500 shares of common stock, was raised in September through November 2010. The final closing of this private placement was January 10, 2011.

During the year ended August 31, 2011, we issued 131,250 shares to two investors in connection with our 2009 – 2010 Private Placement that were paid for in a prior period.

During the year ended August 31, 2011, Class A Warrants to purchase 845,000 shares of our common stock and Class B warrants to purchase 391,250 shares of our common stock were exercised, resulting in $422,500 of proceeds being raised by us for the Class A warrants and $293,438 of proceeds being raised by us for the Class B Warrants.  Total proceeds to us as a result of the Class A and Class B Warrant exercise was $715,938.

During the year ended August 31, 2012, Class A Warrants to purchase 1,293,749 shares of our common stock and Class B warrants to purchase 650,000 shares of our common stock were exercised, resulting in $646,874 of proceeds

NOTE 7– SHAREHOLDERS’ EQUITY (Continued)

being raised by us for the Class A warrants and $456,250 of proceeds being raised by us for the Class B Warrants.  Total proceeds to us for the issuance of 1,943,749 shares of our common stock as a result of the Class A and Class B Warrant exercise was $1,103,124.  The remaining outstanding warrants expired on December 31, 2011.

January 2011 Private Placement

Between January and February 2011, we entered into a series of transactions with accredited investors pursuant to which we sold an aggregate of 1,600,000 shares of our common stock and five year warrants to purchase up to 1,600,000 shares of common stock, exercisable at $2.50 per share, for gross proceeds of $4,000,000. We have determined these warrants to have an approximate relative fair value of $944,000. The Company paid cash commissions of $318,000 and issued five year warrants to purchase up to 305,000 shares of its common stock at an exercise price of $2.50 per share in connection with the sale of its securities in the January 2011 Private Placement. We have determined these warrants to have an approximate fair value of $887,000. The Black-Scholes pricing model was used to estimate the fair value of the 1,600,000 and 305,000 warrants issued during the period, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 404%, and an expected life of 5 years.  The Company paid $65,150 in legal fees associated with the issuance of the shares associated with the January 2011 Private Placement.

In May and June 2011, certain investors participating in the January 2011 Private Placement exercised their options to purchase 6,240,000 shares of common stock resulting in gross proceeds to us in the amount of $15,600,000.  These investors were also issued five-year warrants to purchase up to 6,240,000 shares of common stock, exercisable at $2.50 per share.  We have determined these warrants to have an approximate relative fair value of $2,236.000. The Company paid a sales commission of $1,337,150 in cash and issued a five-year warrant to purchase up to 1,192,000 shares of common stock at an exercise price of $2.50 per share in connection with the exercise of these placement warrants. We have determined these warrants to have an approximate fair value of $2,980,000. The Black-Scholes pricing model was used to estimate the fair value of the 6,240,000 and 1,192,000 warrants issued during the period, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 380%, and an expected life of 5 years.

Other Equity Items

On June 27, 2011, our registration statement registering the resale of 8,908,125 shares of its common stock, which consists of (i) 4,738,750 shares of common stock, (ii) an aggregate of 1,336,250 shares of common stock issuable upon exercise of Class A Warrants, (iii) an aggregate of 678,125 shares of common stock issuable upon exercise of Class B Warrants, (iv) an aggregate of 250,000 shares of common stock issuable upon the exercise of options exercisable at $5.00 per share, and (v) 1,905,000 shares of common stock issuable upon the exercise of warrants exercisable at $2.50 per share issued in the January 2011 private placement, was deemed effective by the Securities & Exchange Commission (“SEC”).

In September 2010, we issued 300,000 common shares to a director for compensation recorded in the prior year at a fair value on the date of grant of $249,000.

During the quarter ended November 30, 2010, we issued 61,000 shares of common stock to two external consultants as payment for services performed in a prior period.

In November 2010, we entered into a non-exclusive investment banking agreement with Sunrise Securities Corp. (“Sunrise”) pursuant to which we agreed to pay a sales commission with respect to certain financings effected, or alternative transactions entered into, by the Company through introductions by Sunrise.  We agreed to pay Sunrise a monthly fee of 5,000 shares of restricted common stock beginning in November 2010.  We have issued 50,000 shares totaling $96,150 of expense for the year ended August 31, 2011 related to this fee.

In November 2010, we also entered into a 24 month institutional public relations retainer agreement with Sunrise Financial Group, Inc., (“SFG”), an affiliate of Sunrise, pursuant to which it agreed to issue SFG five-year options to purchase 250,000 shares at $1.60 per share and 250,000 shares at $5.00 per share, with certain demand registration rights.  The Black-Scholes pricing model was used to estimate the fair value of the 500,000 options, assuming a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 425%, and an expected life of 5 years.  We have determined these options to have an approximate fair value of $960,000, which was recognized as an immediate expense during the nine months ended May 31, 2011 in accordance with FASB ASC 505-50-25.

In January 2011, we entered into a finders agreement with Aspenwood Capital (“Aspenwood”) under which Aspenwood would introduce potential investors to us.  We agreed to pay up to a 10% cash fee and to issue a five year warrant to purchase up to 10% of the number of shares sold to investors introduced to us by Aspenwood at an exercise price equal to 100% of the equity purchase price.  The warrant may be exercised on a cashless basis at any time subsequent to August 31, 2011 in the event that we do not

NOTE 7– SHAREHOLDERS’ EQUITY (Continued)

maintain an effective registration statement on file with the SEC.  We  have paid $25,000 under this agreement.

In May 2011, we entered into an agreement with an investor relations firm that we subsequently terminated in July 2011.  In connection with the agreement, the investor relations firm had received $15,575 cash and a warrant to purchase 200,000 shares of our common stock at an exercise price of $3.75 per share vesting over twelve months.  Upon termination of the agreement, the investor relations firm agreed to accept a vested warrant to purchase only 33,334 shares of our common stock at an exercise price of $3.75 per share and no future cash payments. The remaining 166,666 warrants were cancelled in conjunction with the termination of the agreement.  The Black-Scholes pricing model was used to estimate the fair value of the 33,334 options, assuming a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 385%, and an expected life of 90 days.  We have determined these options to have an approximate fair value of $125,000, which was recognized as an immediate expense for the year ended August 31, 2011 in accordance with FASB ASC 505-50-25.

In June 2011, Sunrise Financial Group exercised a warrant to purchase 250,000 shares on a cashless basis resulting in the issuance of 175,000 shares of common stock.

Amended 2008 Stock Option Plan Issuances

In February 2011, we entered into a Director’s agreement with General Gregory Martin pursuant to which we issued to General Martin 5-year options to purchase 60,000 shares of our common stock at $2.50 per share as compensation for serving as a member of our board of directors.  The Black-Scholes pricing model was used to estimate the fair value of the 60,000 options issued during the period to this director, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 421%, and an expected life of 5 years. We have determined these options to have an approximate fair value of $150,000.  General Martin’s award immediately vests on the grant date and were awarded for services as a nonemployee director acting in his role as a member of the board of directors. Therefore, we have recorded the entire amount of this award on the grant date as an immediate expense for the year ended August 31, 2011 in accordance with FASB ASC 718.

In March 2011, we granted to Wm Chris Mathers, our chief financial officer, as a part of his employment arrangement, a five year option to purchase up to 400,000 shares of our common stock at an exercise price of $2.50 per share.  These options vest 1/36 each month provided he is employed by us on the vesting dates.  The Black-Scholes pricing model was used to estimate the fair value of the 400,000 options issued during the period, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 376%, and an expected life of 5 years. We have determined these options to have an approximate fair value of $1,000,000.  Since Mr. Mathers’ award vests over a 36 month period, we are expensing approximately $28,000 monthly for this award over the 36 month vesting period in accordance with FASB ASC 718.

In March 2011, we entered into a Director’s agreement with Graham Karklin pursuant to which we issued to Mr. Karklin a 5-year option to purchase 60,000 shares of our common stock at $2.50 per share as compensation for serving as a member of our board of directors.  The Black-Scholes pricing model was used to estimate the fair value of the 60,000 options issued during the period to this director, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 325%, and an expected life of 5 years. We have determined these options to have an approximate fair value of $150,000.  Mr. Karklin’s award immediately vests on the grant date and were awarded for services as a nonemployee director acting in his role as a member of the board of directors. Therefore, we have recorded the entire amount of this award on the grant date as an immediate expense for the year ended August 31, 2011 in accordance with FASB ASC 718.

In March 2011, we issued Anthony Marchese a 5-year option to purchase 150,000 shares of our common stock at $2.50 per share as compensation for serving as a member of our board of directors.  The Black-Scholes pricing model was used to estimate the fair value of the 150,000 options issued during the period to this director, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 323%, and an expected life of 5 years. We have determined these options to have an approximate fair value of $375,000.  Mr. Marchese’s award immediately vests on the grant date and were awarded for services as a nonemployee director acting in his role as a member of the board of directors. Therefore, we have recorded the entire amount of this award on the grant date as an immediate expense for the year ended August 31, 2011 in accordance with FASB ASC 718.

In April 2011, we issued Cecil Wall a 5-year option to purchase 90,000 shares of our common stock at $4.70 per share as compensation for serving as a member of our board of directors.  The Black-Scholes pricing model was used to estimate the fair value of the 90,000 options issued during the period to this director, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 325%, and an expected life of 5 years. We have determined these options to have an approximate fair value of $423,000.  We have recorded the entire amount of this award on the grant date as an immediate expense for the year ended August 31, 2011 in accordance with FASB ASC 718.

In April 2011, we entered into a Director’s agreement with Jim Graham pursuant to which the Company issued to Mr. Graham a 5-year option to purchase 60,000 shares of our common stock at $4.00 per share as compensation for serving as a member of our board of directors.  The Black-Scholes pricing model was used to estimate the fair value of the 60,000 options issued during the period to this director, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 322%, and an expected life of 5 years. We have determined these options to have an approximate fair value of $240,000.  Mr. Graham’s award immediately vests on the grant date and were awarded for services as a nonemployee director

NOTE 7– SHAREHOLDERS’ EQUITY (Continued)

acting in his role as a member of the board of directors. Therefore, we have recorded the entire amount of this award on the grant date as an immediate expense for the year ended August 31, 2011 in accordance with FASB ASC 718.

In May 2011, we issued Anthony Marchese a 5-year option to purchase 175,000 shares of our common stock at $4.15 per share as compensation for his appointment as non-executive Chairman of the Board.  The Black-Scholes pricing model was used to estimate the fair value of the 175,000 options issued during the period to this director, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 324%, and an expected life of 5 years. We have determined these options to have an approximate fair value of $726,000.  Mr. Marchese’s award immediately vests on the grant date and were awarded for services as a nonemployee director acting in his role as a member of the board of directors. Therefore, we have recorded the entire amount of this award on the grant date as an immediate expense for the year ended August 31, 2011 in accordance with FASB ASC 718.

In May 2011, we granted to K. Marc LeVier, our Chief Executive Officer, as a part of his employment arrangement, a five year option to purchase up to 2,500,000 shares of our common stock at an exercise price of $2.50 per share.  These options vest 1/36 each month provided he is employed by us on the vesting dates.  The Black-Scholes pricing model was used to estimate the fair value of the 2,500,000 options issued during the period, using theassumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 376%, and an expected life of 5 years. We have determined these options to have an approximate fair value of $6,250,000.  Since Mr. LeVier’s award vests over a 36 month period, the Company is expensing approximately $174,000 monthly for this award over the 36 month vesting period in accordance with FASB ASC 718.  Mr. Levier’s options were surrendered in accordance with his separation agreement with the Company.

In July 2011, we issued 3.5 year options to purchase a total of 180,000 shares of our common stock at $2.60 per share as compensation to four independent directors for their service on select committees of the Board.  The Black-Scholes pricing model was used to estimate the fair value of the 180,000 options issued during the period to these directors, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 372%, and an expected life of 3.5 years. We have determined these options to have an approximate fair value of $468,000.  These awards immediately vest on the grant date and were awarded for services as a nonemployee director acting in his role as a member of the board of directors. Therefore, we have recorded the entire amount of this award on the grant date as an immediate expense for the year ended August 31, 2011 in accordance with FASB ASC 718.

On August 19, 2011, the Company granted to Anthony Garcia, its Senior Vice-President of Development, as a part of his employment arrangement, a five year option to purchase up to 750,000 shares of our common stock at an exercise price of $1.85 per share.  These options vest 1/36 each month provided he is employed by the Company on the vesting dates.  The Black-Scholes pricing model was used to estimate the fair value of the 750,000 options issued during the period, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 361%, and an expected life of 5 years. We have determined these options to have an approximate fair value of $1,387,000.  Since Mr. Garcia’s award vests over a 36 month period, the Company is expensing approximately $38,500 monthly, beginning in September 2011, for this award over the 36 month vesting period in accordance with FASB ASC 718. Mr. Garcia’s options were surrendered in accordance with his separation agreement with the Company.

On November 1, 2011, the Company granted to Nadine Wakely, its Director of Investor Relations a five year option to purchase up to 50,000 shares of our common stock at an exercise price of $1.81 per share.  These options vest 1/24 each month provided she is employed by the Company on the vesting dates.  The Black-Scholes pricing model was used to estimate the fair value of the 50,000 options issued during the period, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 353%, and an expected life of 5 years. We have determined these options to have an approximate fair value of $90,000.  Since Ms. Wakely’s award vests over a 24 month period, the Company is expensing approximately $3,800 monthly, beginning in November 2011, for this award over the 24 month vesting period in accordance with FASB ASC 718. The Company expensed approximately $34,666 as compensation expense for the twelve months ended August 31, 2012 for these options. Ms. Wakely’s options were surrendered in accordance with her separation agreement with the Company.

On December 30, 2011, the Company granted to four members of the Board of Directors, a ten year option to purchase up to 100,000 shares of common stock each at an exercise price of $1.51 per share.  The Black-Scholes pricing model was used to estimate the fair value of the 400,000 options issued during the period to these directors, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 348%, and an expected life of 10 years. We have determined these options to have a total approximate fair value of $604,000.  The Directors’ awards immediately vested on the grant date and were awarded for services as a nonemployee director acting in their role as a member of the board of directors. Therefore, we have recorded the entire amount of this award on the grant date as an immediate expense for the year ending August 31, 2012 in accordance with FASB ASC 718.

NOTE 7– SHAREHOLDERS’ EQUITY (Continued)

In August of 2012, the Company granted to four new members of the Board of Directors, a ten year option to purchase up to 100,000 shares of common stock each at an exercise price of $1.00 per share.  The Black-Scholes pricing model was used to estimate the fair value of the 400,000 options issued during the period to these directors, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 333%, and an expected life of 10 years. We have determined these options to have a total approximate fair value of $152,000.  The Directors’ awards immediately vested on the grant date and were awarded for services as a nonemployee director acting in their role as a member of the board of directors. Therefore, we have recorded the entire amount of this award on the grant date as an immediate expense for the year ending  August 31, 2012 in accordance with FASB ASC 718.

In August 2012, the Company granted to John Tumazos, its Chairman of the Board of Directors, two five year options to purchase up to 1,000,000 and 900,000 shares of our common stock, at an exercise price of $0.50 and $1.00 per share, respectively.  These options vest 1/36 each month provided he remains as Chairman of the Board of Directors on the vesting dates.  The Black-Scholes pricing model was used to estimate the fair value of the 1,000,000 and 900,000 options issued during the period, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 333%, and an expected life of 5 years. We have determined these options to have an approximate fair value of $380,000 and $342,000, respectively.  Since Mr. Tumazos’ award vests over a 36 month period, the Company is expensing a total of approximately $20,052 monthly, beginning in August 2012, for this award over the 36 month vesting period in accordance with FASB ASC 718.

As of August 31, 2012, the Company had 3,875,000 common stock options outstanding.

Warrants

The fair value of the warrants issued with our 2009 – 2010 Private Placement was estimated at the date of issue using the Black-Scholes valuation model, and the relative fair value of the Class A Warrants, Class B Warrants, and shares of common stock issued during the twelve months ended August 31, 2010 as part of the units was $0.82, $0.84, and $0.85, respectively.  The Company included the relative fair value of the warrants of $269,978 as additional paid-in capital (“APIC”).

No warrants from the 2009 – 2010 Private Placement were outstanding as of August 31, 2012.

The fair value of the 1,600,000 warrants issued in January 2011 with our 2011 Private Placement was estimated at the date of issue using the Black-Scholes valuation model. The Company included the relative fair value of the warrants of $944,000 as APIC.

The assumptions used are as follows:

August 31, 2011
Expected dividend yield	0%
Risk-free interest rate	1.1%
Expected volatility	404%
Expected warrant life (in years)	5.00

NOTE 7– SHAREHOLDERS’ EQUITY (Continued)

The following January 2011 Warrants are outstanding as of August 31, 2012:

Expiry Date	Exercise Price	August 31, 2012
January 31, 2016	$2.50	1,600,000

The fair value of the 6,240,000 Option Warrants issued in May and June with our 2011 Private Placement was estimated at the date of issue using the Black-Scholes valuation model. The Company recorded the relative fair value of the warrants of $2,236,000 as Additional Paid In Capital.

The assumptions used are as follows:

August 31, 2011
Expected dividend yield	0%
Risk-free interest rate	1.1%
Expected volatility	380%
Expected warrant life (in years)	5.00

The following January 2011 Option Warrants are outstanding as of August 31, 2012:

Expiry Date	Exercise Price	August 31, 2012
June 30, 2016	$2.50	6,240,000

As of August 31, 2012, the Company had 9,620,334 common stock warrants outstanding.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended August 31, 2012, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2012. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we have concluded that, as of August 31, 2012, our internal controls over financial reporting were effective based on those criteria.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002, as amended, which provides that issuers that are not an “accelerated filer” or “large accelerated filer” are exempt from the requirement to provide an auditor attestation report.

Changes to Internal Control over Financial Reporting

There have not been changes in our internal control over financial reporting during the year ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included under the section entitled “Information on the Board of Directors and Executive Officers” in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with the 2011 annual meeting of shareholders (the “Proxy Statement”), which information is incorporated by reference to this Annual Report on Form 10-K.

Our Code of Business and Ethical Conduct can be found on our internet website located at www.trer.com under the heading "Corporate". Any stockholder may request a printed copy of such materials by submitting a written request to our Corporate Secretary. If the Company amends the Code of Business and Ethical Conduct or grants a waiver, including an implicit waiver, from the Code of Business and Ethical Conduct, the Company will disclose the information on its internet website. The waiver information will remain on the website for at least twelve months after the initial disclosure of such waiver.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included under the section entitled “Executive Compensation” in the Proxy Statement to be filed with the SEC pursuant to Regulation 14A, which information is incorporated by reference to this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included under the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement to be filed with the SEC pursuant to Regulation 14A, which information is incorporated by reference to this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included under the section entitled “Certain Relationships and Related Transactions” and “Corporate Governance Matters” in the Proxy Statement to be filed with the SEC pursuant to Regulation 14A, which information is incorporated by reference to this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included under the section entitled “Principal Accountant Fees and Services” in the Proxy Statement to be filed with the SEC pursuant to Regulation 14A, which information is incorporated by reference to this Annual Report on Form 10-K.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Documents filed as part of this Annual Report on Form 10-K or incorporated by reference:

(1)	The consolidated financial statements are listed on the “Index to Financial Statements” in Item 8.

(2)	Financial Statement Schedules (omitted because the Company is a smaller reporting issuer).

The following exhibits are attached hereto or are incorporated by reference:

Exhibit No.	Description

2.1	Plan of Conversion, dated August 24, 2012, incorporated by reference to Exhibit 2.1 of our Form 8-K filed with the SEC on August 29, 2012.
3.1	Delaware Certificate of Conversion, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on August 29, 2012.
3.2	Delaware Certificate of Incorporation, incorporated by reference to Exhibit 3.2 of our Form 8-K filed with the SEC on August 29, 2012.
3.3	Delaware Bylaws, incorporated by reference to Exhibit 3.3 of our Form 8-K filed with the SEC on August 29, 2012.
4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.1	Amended and Restated 2008 Stock Option Plan, incorporated by reference to Exhibit 10.1 of our Form 10-Q for the period ended May 31, 2011 filed with the SEC on July 15, 2011.
10.2	Lease, incorporated by reference to Exhibit 10.2 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.3	Form of Class A Warrant, incorporated by reference to Exhibit 10.3 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.4	Form of Class B Warrant, incorporated by reference to Exhibit 10.4 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.5	Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.5 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.6
Director’s Agreement by and between the Company and Anthony Marchese, incorporated by reference to Exhibit 10.6 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.

10.7	Form of Subscription Agreement for January 2011 Investment, incorporated by reference to Exhibit 10.7 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.8	Form of Warrant for January 2011 Investment, incorporated by reference to Exhibit 10.8 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.9
Form of Registration Rights Agreement for January 2011 Investment, incorporated by reference to Exhibit 10.9 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.

10.10	Shareholders’ Agreement, incorporated by reference to Exhibit 10.10 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.11	Director’s Agreement by and between the Company and General Gregory Martin, incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on February 23, 2011.
10.12
Director’s Agreement by and between the Company and Graham A. Karklin incorporated by reference to Exhibit 10.12 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.

10.13
Investment Banking Agreement by and between the Company and Sunrise Securities Corp. incorporated by reference to Exhibit 10.13 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.

10.14
Finders Agreement by and between the Company and Aspenwood Capital incorporated by reference to Exhibit 10.14 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011

10.15
Institutional Public Relations Retainer Agreement by and between the Company and Sunrise Financial Group, Inc. incorporated by reference to Exhibit 10.15 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011

10.16	Summary of Dan Gorski Employment Arrangement incorporated by reference to Exhibit 10.16 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011
10.17
Summary of Wm. Chris Mathers Employment Arrangement incorporated by reference to Exhibit 10.17 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011

10.18
Summary of Stanley Korzeb Employment Arrangement incorporated by reference to Exhibit 10.18 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011

10.19	Employment Agreement by and between the Company and Marc LeVier, incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on May 9, 2011.
10.20	Director’s Agreement by and between the Company and Jim Graham, incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the SEC on May 9, 2011.
10.21	Option Agreement for Wm. Chris Mathers incorporated by reference to Exhibit 10.21 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.
10.22	Form of Directors Option Agreement incorporated by reference to Exhibit 10.22 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.
10.23	Form of Registration Rights Agreement for May/June option exercises, incorporated by reference to Exhibit 10.12 of our Form 10-Q for the period ended May 31, 2011 filed with the SEC on July 15, 2011.
10.24	Denver Colorado Facilities Lease, incorporated by reference to Exhibit 10.13 of our Form 10-Q for the period ended May 31, 2011 filed with the SEC on July 15, 2011.
10.25(1)	Employment Agreement between the Company and Anthony Garcia date August 11, 2011
10.26	Director Appointment Agreement dated February 2, 2012, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on February 6, 2012
10.27	Separation Agreement and Release between the Company and Marc LeVier incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 24, 2012
10.28(1)	Severance, Waiver and Release Agreement between the Company and Anthony Garcia dated September 14, 2012
10.29(1)	Supplemental Agreement between the Company and Christopher Mathers dated September 26, 2012
31.1(1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act.
31.2(1)	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act.
32.1(1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(2) (3)	XBRL Instance Document
101.SCH(2) (3)	XBRL Taxonomy Extension — Schema
101.CAL(2) (3)	XBRL Taxonomy Extension — Calculations
101.DEF(2) (3)	XBRL Taxonomy Extension — Definitions
101.LAB(2) (3)	XBRL Taxonomy Extension — Labels
101.PRE(2) (3)	XBRL Taxonomy Extension — Presentations

(1)	Filed herewith

(2)
Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) for the year ended August 31, 2012 and 2011, (ii) Consolidated Balance Sheets at August 31, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the year ended August 31, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements

(3)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS RARE EARTH RESOURCES CORP.

/s/ Daniel E Gorski
Daniel E Gorski, duly authorized officer
and Principal Executive Officer

DATED:  November 15, 2012

/s/ Wm. Chris Mathers
Wm. Chris Mathers, Principal Financial and Accounting Officer

DATED:  November 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Daniel E Gorski Daniel E Gorski	Chief Executive Officer, Principal Executive Officer and Director	November 15, 2012

/s/ Wm. Chris Mathers Wm. Chris Mathers	Chief Financial Officer and Principal Financial and Accounting Officer	November 15, 2012

/s/ John Tumazos John Tumazos	Chairman of the Board	November 15, 2012

/s/ Anthony Marchese Anthony Marchese	Director	November 15, 2012

/s/ Cecil C Wall Cecil C Wall	Director	November 15, 2012

/s/ Philip Goodell Philip Goodell	Director	November 15, 2012

/s/ Nicholas Pingitore Nicholas Pingitore	Director	November 15, 2012

/s/ James R Wolfe James R Wolfe	Director	November 15, 2012