Form 10-Q
period 2012-11-30
Texas Rare Earth Resources Corp.
filed 2013-01-14
CIK 1445942

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2012
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Number of shares of issuer’s common stock outstanding at January 9, 2013:  35,973,086

Texas Rare Earth Resources Corp
BALANCE SHEETS

	November 30, 2012	August 31, 2012
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,826,661	$6,517,935
Prepaid expenses and other current assets	56,589	74,149
Total current assets	5,883,250	6,592,084

Property and equipment, net	218,385	250,909
Mineral properties	353,434	343,434
Deposits	102,000	102,840

TOTAL ASSETS	$6,557,069	$7,289,267

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$385,767	$478,430
Total current liabilities and total liabilities	385,767	478,430

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of November 30, 2012 and
August 31, 2012, respectively	-	-
Common stock, par value $0.01; 100,000,000 shares authorized,
36,550,009 shares issued and outstanding as of
November 30, 2012 and August 31, 2012, respectively	365,501	365,501
Additional paid-in capital	29,406,168	29,262,684
Accumulated deficit	(23,600,367)	(22,817,348)
Total shareholders' equity	6,171,302	6,810,837

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,557,069	$7,289,267

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended November 30,
	2012	2011

OPERATING EXPENSES
Exploration costs	$200,886	$1,615,619
General and administrative expenses	576,591	1,222,646

Total operating expenses	777,477	2,838,265

LOSS FROM OPERATIONS	(777,477)	(2,838,265)

OTHER INCOME (EXPENSE)
Interest and other income	3,368	10,027
Interest and other expense	(8,910)	-
Total other income (expense)	(5,542)	10,027

NET LOSS	$(783,019)	$(2,828,238)

Net loss per share:
Basic and diluted net loss per share	$(0.02)	$(0.08)

Weighted average shares outstanding:
Basic and diluted	36,550,009	34,625,220

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended November 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(783,019)	$(2,828,238)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation expense	20,546	17,224
Loss on sale of asset	8,773	-
Stock issued for services	-	19,200
Stock based compensation	143,484	719,774
Changes in current assets and liabilities:
Prepaid expenses and other assets	18,400	(22,114)
Accounts payable and accrued expenses	(92,663)	279,702
Net cash used in operating activities	(684,479)	(1,814,452)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mineral properties	(10,000)	(235,201)
Purchase of fixed assets	-	(52,405)
Proceeds from sale of fixed assets	3,205	-
Net cash used in investing activities	(6,795)	(287,606)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock warrants	-	90,156
Proceeds from exercise of common stock warrants issued in subsequent period	-	27,343
Net cash provided by financing activities	-	117,499
NET CHANGE IN CASH AND CASH EQUIVALENTS	(691,274)	(1,984,559)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,517,935	16,886,066
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,826,661	$14,901,507

SUPPLEMENTAL INFORMATION
Interest paid	$137	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Texas Rare Earth Resources Corp
Notes to Interim Financial Statements
November 30, 2012
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Texas Rare Earth Resources Corp. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K, dated August 31, 2012 and Form DEF 14A dated December 28, 2012, as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year August 31, 2012 as reported in the Company’s annual report on Form 10-K, have been omitted.

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

Under the lease, we will pay the State of Texas a lease bonus of $197,800, $35,000 of which was paid upon the execution of the lease, $65,000 of which was paid in April 2011 when we submitted our initial plan of operations to conduct exploration, and $97,800 of which will be due when we submit a supplemental plan of operations to conduct mining.  Upon the sale of minerals removed from Round Top, we will pay the State of Texas a $500,000 minimum advance royalty.

Thereafter, we will pay the State of Texas a production royalty equal to eight percent (8%) of the market value of uranium and other fissionable materials removed and sold from Round Top and six and one quarter percent (6 ¼%) of the market value of all other minerals removed and sold from Round Top.

In August 2012 we paid the State of Texas a delay rental of $44,718.  Thereafter, assuming production of paying quantities has not been obtained, we may pay additional delay rental fees to extend the term of the lease for successive one (1) year periods pursuant to the following schedule:

	Per Acre Amount	Total Amount
September 2, 2013 – 2014	$50	$44,718
September 2, 2015 – 2019	$75	$67,077
September 2, 2020 – 2024	$150	$134,155
September 2, 2025 – 2029	$200	$178,873

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

NOTE 2 – MINERAL PROPERTIES (Continued)

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

On December 19, 2012, we filed our post-effective amendment number two to our Registration Statement on Form S-1 (No. 333-172116) as filed with the Securities and Exchange Commission on February 8, 2011 and our Registration Statement on Form S-1 (No. 333-175773) as filed with the Securities and Exchange Commission on July 25, 2011, to include the audited financial statements for our fiscal year ended August 31, 2012, and to reflect information disclosed in our annual report on Form 10-K for the year ended August 31, 2012, as filed with the Securities and Exchange Commission on November 15, 2012.

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

During the quarter ending November 30, 2012, we expensed approximately $143,000 for stock based compensation to one director and one executive officer.

NOTE 4 – SUBSEQUENT EVENTS

On December 12, 2012, the Board authorized, on recommendation of the Compensation Committee, that all of the Company’s issued and outstanding stock options, issued to directors of the Company be exercisable on a cashless basis by permitting the Company to withhold shares of common stock with a fair market value equal to the exercise price as determined on the date of exercise.

On December 19, 2012, the Board re-priced Mr. Cecil Wall’s five year options to purchase up to 90,000 shares at a price of  $4.70 and Mr. Anthony Marchese’s five year options to purchase up to 45,000 shares of common stock at an exercise price of $2.60, five year option to purchase up to 175,000 shares of common stock at an exercise price of $4.15, five year option to purchase up to 150,000 shares of common stock at an exercise price of $2.50 per share, and ten year option to purchase up to 100,000 shares of common stock at an exercise price of $1.51 per share, such that all such options are now exercisable at a price of $1.00 per share.  The other terms and conditions of these options remain the same.

On December 27, 2012, we repurchased 576,923 shares of our common stock from a private investor, representing approximately 1.58% of the Company’s issued and outstanding shares of common stock, at a price of $0.23 per share for an aggregate purchase amount of $132,692.29. Following the repurchase, we intend to cancel the entire amount of shares from treasury, resulting in the Company having 35,973,086 shares of common stock issued and outstanding.

The repurchase was made pursuant to a privately negotiated stock repurchase agreement. The per share repurchase price for the shares repurchased was determined through arms-length negotiations with the private investor.

The stock repurchase agreement and the related transactions were approved by our board of directors. The repurchase price was paid through cash on hand from the Company’s available surplus. Other than this private transaction as described in this report, our board of directors has not authorized any stock repurchase program or plan, and we have no current plans to effect any open-market purchases of our common stock or other repurchases of our common stock.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”). Such forward-looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.  Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.  Forward-looking statements in this Quarterly Report on Form 10-Q, include, but are not limited to:

•	the progress, potential and uncertainties of the Company’s 2012-2013 rare-earth exploration plans at its Round Top project in Hudspeth County, Texas (the “Round Top Project”);
•	the success of getting the necessary permits for future drill programs and future project development;
•	expectations regarding the ability of the Company to raise capital and to continue its exploration plans on its properties;
•	plans regarding anticipated expenditures at the Round Top Project; and
•	plans outlined under the section heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Plan of Operation”.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•	risks associated with the Company’s history of losses and need for additional financing;
•	risks associated with the Company’s limited operating history;
•	risks associated with the Company’s properties all being in the exploration stage;
•	risks associated with the Company’s lack of history in producing metals from its properties;
•	risks associated with a shortage of equipment and supplies;
•	risks associated with the Company’s need for additional financing to develop a producing mine, if warranted;
•	risks associated with the Company’s exploration activities not being commercially successful;
•	risks associated with the ownership of surface rights at our Round Top Project;
•	risks associated with increased costs affecting the Company’s financial condition;
•	risks associated with a shortage of equipment and supplies adversely affecting the Company’s ability to operate;
•	risks associated with mining and mineral exploration being inherently dangerous;
•	risks associated with mineralization estimates;
•	risks associated with changes in mineralization estimates affecting the economic viability of the Company’s properties;
•	risks associated with uninsured risks;
•	risks associated with mineral operations being subject to market forces beyond the Company’s control;
•	risks associated with fluctuations in commodity prices;
•	risks associated with permitting, licenses and approval processes;
•	risks associated with the governmental and environmental regulations;
•	risks associated with future legislation regarding the mining industry and climate change;
•	risks associated with potential environmental lawsuits;
•	risks associated with the Company’s land reclamation requirements;

•	risks associated with rare earth and beryllium mining presenting potential health risks;
•	risks related to title in the Company’s properties;
•	risks related to competition in the mining and rare earth elements industries;
•	risks related to economic conditions;
•	risks related to our ability to manage growth;
•	risks related to the potential difficulty of attracting and retaining qualified personnel;
•	risks related to the Company’s dependence on key personnel;
•	risks related to the Company’s Securities and Exchange Commission (“SEC”) filing history;
•	risks and uncertainties related to the Company’s self-reporting with the SEC;
•	risks related to the Company’s securities.

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

Overview and Organizational History

We are a mining company engaged in the business of the acquisition, exploration and, if warranted, development of mineral properties.  We currently hold two nineteen year leases, executed in September 2011 and November 2011, to explore and develop a 950 acre rare earths project located in Hudspeth County, Texas known as the Round Top Project and prospecting permits covering an adjacent 9,345 acres.  We also own unpatented mining claims in New Mexico.  Our principal focus will be on developing a metallurgical process to concentrate or otherwise extract the metals from the Round Top rhyolite, although we will continue to examine other opportunities in the region as they develop. We currently have limited operations and have not established that any of our projects or properties contain any proven or probable reserves under SEC Industry Guide 7.  Our operations are exploratory in nature.

We currently do not have any producing properties and consequently, we have no current operating income or cash flow and have not generated any revenues.  Further exploration will be required before a final evaluation as to the economic and practical feasibility of any of our properties is determined.

As announced on October 3, 2012, we intend to commission an expanded version of the June 2012 Preliminary Economic Analysis to include scaled down operations beginning at 10,000 tonnes per day, and to include other potentially valuable elements such as uranium and thorium which are present in the rock.  We believe a "scaled down" model is a much better fit with the present rare earth market.  The expanded Preliminary Economic Analysis will also model a variety of processes as we develop them during the course of our ongoing metallurgical research, which is our primary focus at this time.

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

Our headquarters are located at 539 El Paso, Sierra Blanca, Texas 79851. Effective August 31, 2012, our offices at 304 Inverness Way South, Suite 365, Englewood, Colorado have been phased out. Our El Paso warehouse located at 11459 Pellicano Dr., El Paso, Texas will also be phased out. On January 1, 2013, we moved our accounting functions to our former office in Tyler, Texas under the supervision of our CFO, G. W. McDonald.

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

Recent Corporate Developments

The following significant corporate developments occurred during our quarter ended November 30, 2012 and the subsequent period through the filing of this quarterly report:

On September 14, 2012, we and Mr. Anthony Garcia mutually agreed upon the resignation of Mr. Garcia as our Senior Vice President of Project Development and Engineering effective retroactively to August 31, 2012.  In connection with Mr. Garcia’s resignation as our Senior Vice President of Project Development, we entered into a Confidential Severance, Waiver and Release Agreement with Mr. Garcia, dated September 14, 2012, to be retroactively effective August 31, 2012, whereby in exchange for a full general release and waiver of any obligations owed by us to Mr. Garcia,  Mr. Garcia is entitled to receive:  (i) continuation of his current salary of $200,000, as of the time of termination, for a period of twelve months (minus applicable withholding), paid through our payroll practices; and (2) continuation of health benefits through our payment of his COBRA premiums, if elected within the time period required by law, during the period from September 1, 2012 through February 28, 2013 (or such shorter period as Mr. Garcia is entitled to COBRA continuation coverage under the terms of our insurance policies or plans).

Effective September 26, 2012, we and Mr. Wm. Christopher Mathers, our former CFO, entered into a supplemental agreement (the “Supplemental Agreement”) to Mr. Mathers’ February 15, 2011 Employment Agreement (the “Employment Agreement”), pursuant to which we and Mr. Mathers agreed upon the terms and conditions of Mr. Mather’s departure at the end of the calendar year 2012.  Pursuant to the material terms of the Supplemental Agreement, Mr. Mathers remained employed as our Chief Financial Officer until his resignation on January 1, 2013.  The Employment Agreement remained in full force and effect and was unamended, except as set forth below, and Mr. Mathers continued to perform his services to the Registrant in accordance with the standards set forth in the Employment Agreement through December 31, 2012.  During the transition period, Mr. Mathers was required to use his reasonable best efforts to (i) create a smooth transition to our successor Chief Financial Officer, Mr. McDonald (ii) sublet our Colorado office space and (iii) perform such other duties as may arise pursuant to the terms of the Employment Agreement, including handling certain specific filings of the Company.

Upon satisfaction of the terms of his employment pursuant to the standards of the Employment Agreement, pursuant to the Supplement Agreement, we and Mr. Mathers have agreed to terminate the Employment Agreement on January 1, 2013 and pay Mr. Mathers a cash severance amount under the terms thereof of $240,000.  By executing the Supplement Agreement, Mr. Mathers agreed not to terminate his Employment Agreement for “Good Reason” thereunder as a result of the recent changes to our board of directors.  The Supplement Agreement also redefines “Misconduct” under the terms of the Employment Agreement.

The 180 calendar day grace period for the Company to regain compliance with the minimum bid price requirement of $1.00 under the rules of the OTCQX U.S. Premier expired on November 13, 2012. Starting on November 14, 2012, the quotations for the Company’s shares of common stock moved from the OTCQX U.S. Premier to the OTCQX U.S. for continued quotations.

On November 23, 2012, we announced that we had learned that the Texas General Land Office (the “GLO”) had filed a lawsuit  against the Southwest Range & Wildlife Foundation, Inc. (the “Foundation”) seeking a declaratory judgment that the restrictions on mining in Section 5.06(1) (no mining during hunting season), Section 5.06(2) (no mining after dark or before dawn), and Section 5.06(4) (no lights) of the grazing and agricultural lease (Surface Lease SL 20040002, known as the “West Lease”) are legally void and unenforceable in violation of the public policy of the State of Texas.  See “Part II – Item 1. Legal Proceedings” below for more details.

On December 12, 2012, the Board authorized, on recommendation of the Compensation Committee, that all of the Company’s issued and outstanding stock options, issued to directors of the Company be exercisable on a cashless basis by permitting the Company to withhold shares of common stock with a fair market value equal to the exercise price as determined on the date of exercise.

On December 19, 2012, the Board re-priced Mr. Cecil Wall’s five year options to purchase up to 90,000 shares at a price of  $4.70 and Mr. Anthony Marchese’s five year options to purchase up to 45,000 shares of common stock at an exercise price of $2.60, five year option to purchase up to 175,000 shares of common stock at an exercise price of $4.15, five year option to purchase up to 150,000 shares of common stock at an exercise price of $2.50 per share, and ten year option to purchase up to 100,000 shares of common stock at an exercise price of $1.51 per share, such that all such options are now exercisable at a price of $1.00 per share.  The other terms and conditions of these options remain the same.

On December 27, 2012, we repurchased 576,923 shares of our common stock from a private investor, representing approximately 1.58% of the Company’s issued and outstanding shares of common stock, at a price of $0.23 per share for an aggregate purchase amount of $132,692.29. Following the repurchase, we intend to cancel the entire amount of shares from treasury, resulting in the Company having 35,973,086 shares of common stock issued and outstanding.

The repurchase was made pursuant to a privately negotiated stock repurchase agreement. The per share repurchase price for the shares repurchased was determined through arms-length negotiations with the private investor.

The stock repurchase agreement and the related transactions were approved by our board of directors. The repurchase price was paid through cash on hand from the Company’s available surplus. Other than this private transaction as described in this report, our board of directors has not authorized any stock repurchase program or plan, and we have no current plans to effect any open-market purchases of our common stock or other repurchases of our common stock.

Liquidity and Capital Resources

As of November 30, 2012, we had a working capital surplus of approximately $5.5 million. We will need to raise additional funding to implement our business strategy.  Our management believes that based on our current working capital, we will be able to continue operations through the end of calendar year 2014 without raising additional capital.  During our fiscal year ending August 31, 2013, we plan to spend over $1,500,000 for metallurgical testing and flow sheer development, additional geologic and resource modeling and compliance costs associated with state governmental agencies and appropriate staff and consulting expenses.  The timing of these expenditures is dependent upon a number of factors, including the availability of third party contractors. We estimate that general and administrative expenses during fiscal year ending August 31, 2013 will be approximately $1,900,000 to include payroll, investor relations, professional services, travel, and other expenses necessary to conduct our operations. We have reduced our staff, closed the Denver office and plan to reduce all other costs possible in order to accomplish our objectives without the necessity of raising additional capital.

We currently do not have sufficient funds to fully complete exploration and development work on any of our properties, which means that we will be required to raise additional capital, enter into joint venture relationships, or find alternative means to finance our properties in order to place them into commercial production, or evaluate the possibility of selling one or more of our projects or the Company in its entirety. Failure to obtain sufficient financing may result in the delay or indefinite postponement of exploration and, if warranted, development or production on one or more of our properties and any properties we may acquire in the future or even a loss of property interests. This includes our leases over claims covering the principal deposits on our properties, which may expire unless we expend minimum levels of expenditures over the terms of such leases. We cannot be certain that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable or acceptable to us. Our ability to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions as well as our business performance.

Our policy will be not to issue common stock less than $2.50 per share. If we cannot attract investment capital on favorable terms, we will evaluate other potential sources of financing that may include:

(1) early exercise of warrants by shareholders;

(2) sales of royalties on our Macho Silver property, REE or non-REE elements as may be subsequently documented;

(3) sale of our Macho Silver property;

(4) JV or sale of the “Contact Zone” enriched in beryllium and uranium that was the earlier subject of Cyprus Minerals 1988 historical definitive feasibility study; and

(5) based on our experience in operating "narrow vein" deposits, possible participation in other mining ventures as operators for or partners with other investors or companies.

During the three month period ending November 30, 2012, we invested approximately $10,000 for the purchase of land in the surrounding area of Round Top.  We also sold furniture and equipment from our Denver office totaling approximately $21,000.  We recognized a loss on the disposal of these assets of approximately $9,000.

Results of Operations

General & Revenue

We had no operating revenues during the three months ended November 30, 2012 and 2011.  We are not currently profitable.  As a result of ongoing operating losses, we had an accumulated deficit of approximately $23.6 million as of November 30, 2012.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the three months ended November 30, 2012 and 2011, in the amount of approximately $201,000 and $1,616,000, respectively.  Expenditures for the three months ended November 30, 2012 were primarily for metallurgical testing while the expenditures for the three month period ended November 30, 2011 were primarily for drilling and related geological consulting fees at our Round Top Project.

Our general and administrative expenses for the three months ended November 30, 2012 and 2011, respectively, were approximately $577,000 and $1,223,000.  For the three months ended November 30, 2012, this amount included approximately $143,000 in stock based compensation to one director and one executive officer.  The remaining expenditures totaling approximately $434,000 were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.  For the three months ended November 30, 2011, our general and administrative expenses included non-cash expenses of approximately $720,000 of stock compensation for two of our executive officers.  The remaining expenditures totaling approximately $503,000 were primarily for investor relations, professional fees associated with the audits of our financial statements, payroll and related taxes and benefits, investor and public relations, legal fees and other general and administrative expenses necessary for our operations.

We had losses from operations for the three months ended November 30, 2012 and 2011, respectively, totaling approximately $777,000 and $2,838,000 and net losses for the three months ended November 30, 2012 and 2011, respectively, of approximately $783,000 and $2,828,000.  The decrease in both losses from operations and net losses from 2011 to 2012 is due primarily to a decrease in exploration costs as we completed our drilling project of our Round Top Project in fiscal year 2012.  We earned interest and other income in the amount of approximately $3,300  and recognized losses from the sale of furniture and equipment totaling approximately $8,800 for the three months ended November 30, 2012.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

On November 23, 2012, we announced that the Texas General Land Office (the “GLO”) has filed a lawsuit (the “Lawsuit”) against the Southwest Range & Wildlife Foundation, Inc. (the “Foundation”) seeking a declaratory judgment that the restrictions on mining in Section 5.06(1) (no mining during hunting season), Section 5.06(2) (no mining after dark or before dawn), and Section 5.06(4) (no lights) of the grazing and agricultural lease (Surface Lease SL 20040002, known as the “West Lease”) are legally void and unenforceable in violation of the public policy of the State of Texas. State of Texas v. Southwest Range & Wildlife Foundation, Inc.; Cause No. 4273 in the 205th District Court of Hudspeth County, Texas.

One of the Company’s two mining leases with the GLO at its Round Top project (Lease M-113117, the “Mining Lease”)) covers land subject to the West Lease. By letter dated March 27, 2012, the GLO had previously advised the Foundation that, effective immediately, the State of Texas declared the restrictions on mining void and unenforceable. Immediately thereafter, the GLO had provided the Company with an amendment to the Mining Lease, signed by the GLO on March 29, 2012, which removed all mining restrictions which are the subject of the Lawsuit. The GLO is now seeking declaratory relief to enjoin the Foundation from challenging the removal of the mining restrictions from the Mining Lease.

An adverse outcome for the GLO in the Lawsuit could adversely affect the Company’s ability to mine at its Round Top project by restricting mining during hunting season and preventing mining at night. The Company is not a party to the Lawsuit. The Company will continue to monitor the progress of the Lawsuit.

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended August 31, 2012 as filed with the Commission on November 15, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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
10.1
Severance, Waiver and Release Agreement between the Company and Anthony Garcia dated September 14, 2012, incorporated by reference to Exhibit 10.28 of our Form 10-K filed with the SEC on November 15, 2012

10.2	Supplemental Agreement between the Company and Christopher Mathers dated September 26, 2012, incorporated by reference to Exhibit 10.29 of our Form 10-K filed with the SEC on November 15, 2012
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(1) (2)	XBRL Instance Document
101.SCH(1) (2)	XBRL Taxonomy Extension — Schema
101.CAL(1) (2)	XBRL Taxonomy Extension — Calculations
101.DEF(1) (2)	XBRL Taxonomy Extension — Definitions
101.LAB(1) (2)	XBRL Taxonomy Extension — Labels
101.PRE(1) (2)	XBRL Taxonomy Extension — Presentations

(1)	Submitted Electronically Herewith.

(2)
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

TEXAS RARE EARTH RESOURCES CORP.

Date: January 14, 2013

/s/ Daniel E. Gorski
Daniel E. Gorski, duly authorized officer
Chief Executive Officer and Principal Executive Officer

Date: January 14, 2013

/s/ G. Mike McDonald
G. Mike McDonald, Chief Financial Officer and Principal Financial and Accounting Officer