Form 10-Q
period 2013-02-28
Texas Rare Earth Resources Corp.
filed 2013-04-09
CIK 1445942

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-53482

TEXAS RARE EARTH RESOURCES CORP
(Exact Name of Registrant as Specified in its Charter)

Delaware	87-0294969
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

539 West El Paso Street
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Number of shares of issuer’s common stock outstanding at April 8, 2013:  37,036,916

Texas Rare Earth Resources Corp
BALANCE SHEETS

	February 28, 2013	August 31, 2012
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,683,368	$6,517,935
Prepaid expenses and other current assets	73,192	74,149
Total current assets	4,756,560	6,592,084

Property and equipment, net	190,770	250,909
Mineral properties	353,434	343,434
Deposits	82,778	102,840

TOTAL ASSETS	$5,383,542	$7,289,267

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$364,566	$478,430
Total current liabilities and total liabilities	364,566	478,430

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of February 28, 2013 and
August 31, 2012, respectively	-	-
Common stock, par value $0.01; 100,000,000 shares authorized,
35,973,086 shares issued and outstanding as of
February 28, 2013 and 36,550,009 issued and outstanding as of
August 31, 2012, respectively	359,732	365,501
Additional paid-in capital	29,367,174	29,262,684
Accumulated deficit	(24,707,930)	(22,817,348)
Total shareholders' equity	5,018,976	6,810,837

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,383,542	$7,289,267

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
UNAUDITED STATEMENTS OF OPERATIONS

	Six Months Ended		Three Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012

OPERATING EXPENSES
Exploration costs	$456,562	$3,753,492	$255,676	$2,137,873
General and administrative expenses	1,431,311	3,152,490	854,720	1,929,843

Total operating expenses	1,887,873	6,905,982	1,110,396	4,067,716

LOSS FROM OPERATIONS	(1,887,873)	(6,905,982)	(1,110,396)	(4,067,716)

OTHER INCOME (EXPENSE)
Interest and other income	7,105	17,992	3,737	7,965
Interest and other expense	(9,814)	(134)	(904)	(134)
Total other income (expense)	(2,709)	17,858	2,833	7,831

NET LOSS	$(1,890,582)	$(6,888,124)	$(1,107,563)	$(4,059,885)

Net loss per share:
Basic and diluted net loss per common share	$(0.05)	$(0.19)	$(0.03)	$(0.11)

Weighted average common shares outstanding:
Basic and diluted	36,332,202	35,338,932	36,111,975	36,044,941

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended
	February 28, 2013	February 29, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,890,582)	$(6,888,124)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation expense	40,439	39,441
Loss on disposition of fixed assets	16,991	-
Stock issued for services	-	19,200
Stock based compensation	231,413	2,058,633
Changes in operating assets and liabilities:
Prepaid expenses and other assets	21,019	(75,698)
Accounts payable and accrued expenses	(113,864)	35,490
Net cash used in operating activities	(1,694,584)	(4,811,058)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mineral properties	(10,000)	(279,503)
Purchase of fixed assets	(696)	(153,934)
Proceeds from sale of fixed assets	3,405	-
Net cash used in investing activities	(7,291)	(433,437)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock warrants	-	1,103,124
Purchase of common stock	(132,692)	-
Net cash provided by (used in) financing activities	(132,692)	1,103,124
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,834,567)	(4,141,371)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,517,935	16,886,066
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,683,368	$12,744,695

SUPPLEMENTAL INFORMATION
Interest paid	$137	$134
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Texas Rare Earth Resources Corp
Notes to Interim Financial Statements
February 28, 2013
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Texas Rare Earth Resources Corp. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read  in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K, for the year ended August 31, 2012, dated November 15, 2012 as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended August 31, 2012 as reported in the Company’s annual report on Form 10-K, have been omitted.

Treasury Stock

The Company accounts for treasury stock acquisitions using the cost method.  Under this method, for reissuance of treasury stock, to the extent that the reissuance price was more than cost, the excess is recorded as an increase to paid-in capital.  If the reissuance price is less than cost, the difference is recorded to paid-in capital to the extent there is a cumulative treasury stock paid-in capital balance.  Once the cumulative balance is reduced to zero, any remaining difference resulting from the sale of treasury stock below cost is recorded to retained earnings.  When the Company purchases treasury stock and subsequently retires and cancels the shares, the transaction is recorded against common stock for the par value of the shares canceled with the remaining balance recorded against paid-in capital.

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

NOTE 2 – MINERAL PROPERTIES (Continued)

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

Since we did not produce paying quantities of minerals on or before November 1, 2012, we paid the State of Texas a delay rental to extend the term of the lease in an amount equal to $4,500.  Thereafter, assuming production of paying quantities has not been obtained, we may pay additional delay rental fees to extend the term of the lease for successive one (1) year periods pursuant to the following schedule:

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

During the six months ended February 28, 2013, we expensed approximately $231,000 for stock based compensation to one director and one former executive officer for stock options previously issued.

On December 12, 2012, the Board authorized, on recommendation of the Compensation Committee, that all of the Company’s issued and outstanding stock options, issued to directors of the Company be exercisable on a cashless basis by permitting the Company to withhold shares of common stock with a fair market value equal to the exercise price as determined on the date of exercise.

On December 19, 2012, the Board re-priced Mr. Cecil Wall’s five year options to purchase up to 90,000 shares at a price of  $4.70 and Mr. Anthony Marchese’s five year options to purchase up to 45,000 shares of common stock at an exercise price of $2.60, five year option to purchase up to 175,000 shares of common stock at an exercise price of $4.15, five year option to purchase up to 150,000 shares of common stock at an exercise price of $2.50 per share, and ten year option to purchase up to 100,000 shares of common stock at an exercise price of $1.51 per share, such that all such options are now exercisable at a price of $1.00 per share.  The other terms and conditions of these options remain the same. The Black-Scholes pricing model was used to estimate the fair value of the 460,000 options issued during the period to these directors, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 324%, and an expected life ranging from 3.5 to 10 years. The Company has determined that the expense associated with the repricing of these options to be immaterial.

NOTE 3 – SHAREHOLDERS’ EQUITY (Continued)

On December 27, 2012, we repurchased 576,923 shares of our common stock from a private investor, representing approximately 1.58% of the Company’s issued and outstanding shares of common stock, at a price of $0.23 per share for an aggregate purchase amount of $132,692. Following the repurchase, we canceled the entire amount of shares from treasury, resulting in the Company having 35,973,086 shares of common stock issued and outstanding.  The repurchase was made pursuant to a privately negotiated stock repurchase agreement. The per share repurchase price for the shares repurchased was determined through arms-length negotiations with the private investor.  The stock repurchase agreement and the related transactions were approved by our board of directors. The repurchase price was paid through cash on hand from the Company’s available surplus. Other than this private transaction as described in this report, our board of directors has not authorized any stock repurchase program or plan, and we have no current plans to effect any open-market purchases of our common stock or other repurchases of our common stock.

NOTE 4 – SUBSEQUENT EVENTS

On March 6, 2013, the Company entered into a lease assignment with Southwest Range & Wildlife Foundation, Inc., a Texas non-profit corporation  (the “Foundation”), pursuant to which the Foundation agreed to assign to the Company a surface lease identified with the State of Texas as Surface Lease SL20040002 (the “West Lease”), which covers 54,990.11 acres in Hudspeth County, Texas.  In exchange for the West Lease, the Company agreed to:  (i) pay the Foundation $500,000 in cash; (ii) issue 1,063,830 of the Company’s common shares, par value $0.01 (the “Common Shares”); and (iii) make ten (10) payments to the Foundation of $45,000 each, with the first such payment due on or before June 1, 2013, and the nine (9) subsequent payments due on or before June 1 of each of the following years, such payments to be used by the Foundation to support conservation efforts within the Rio Grande Basin.  The Lease Assignment Agreement contains standard representations, warranties and covenants. The closing of the transaction contemplated by the Lease Assignment Agreement was completed on March 8, 2013.

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

As announced on October 3, 2012, we intend to commission an expanded version of the June 2012 Preliminary Economic Analysis to include scaled down operations beginning at 15,000 tonnes per day, and to include other potentially valuable elements such as uranium and thorium which are present in the rock. We believe a "scaled down” model is a much better fit with the present rare earth market. The expanded Preliminary Economic Analysis will also model a variety of processes as we develop them during the course of our ongoing metallurgical research, which is our primary focus at this time.

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

Our headquarters are located at 539 El Paso, Sierra Blanca, Texas 79851. Effective August 31, 2012, our offices at 304 Inverness Way South, Suite 365, Englewood, Colorado have been closed. Our El Paso warehouse located at 11459 Pellicano Dr., El Paso, Texas will also be closed in June 2013. On January 1, 2013, we moved our accounting functions to our former office in Tyler, Texas under the supervision of our CFO, G. W. McDonald.

The current management and board is shareholder-centric, and receives either no cash compensation or much less than previous management, see our most recent proxy statement of Schedule 14A as filed with the SEC on December 28, 2012, for more information regarding the compensation of officers and directors. We will require definitive scientific documentation, rigorous economic studies, consideration of a wide range of alternatives and meticulous oversight of any cash outlays of shareholder funds.

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

Recent Corporate Developments

The following significant corporate developments occurred during our six months ended February 28, 2013 and the subsequent period through the filing of this quarterly report:

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

On March 6, 2013, we entered into a lease assignment with the Foundation, pursuant to which the Foundation agreed to assign to us the West Lease.  In exchange for the West Lease, we agreed to:  (i) pay the Foundation $500,000 in cash; (ii) issue 1,063,830 of our common shares, par value $0.01; and (iii) make ten (10) payments to the Foundation of $45,000 each, with the first such payment due on or before June 1, 2013, and the nine (9) subsequent payments due on or before June 1 of each of the following years, such payments to be used by the Foundation to support conservation efforts within the Rio Grande Basin. The lease assignment closed on March 8, 2013.  This lease assignment has rendered the lawsuit between the Foundation and the GLO moot.  See “Part II – Item 1. Legal Proceedings” below for more details.

On December 12, 2012, the Board authorized, on recommendation of the Compensation Committee, that all of the Company’s issued and outstanding stock options, issued to directors of the Company be exercisable on a cashless basis by permitting the Company to withhold shares of common stock with a fair market value equal to the exercise price as determined on the date of exercise.

On December 19, 2012, the Board re-priced Mr. Cecil Wall’s five year options to purchase up to 90,000 shares at a price of  $4.70 and Mr. Anthony Marchese’s five year options to purchase up to 45,000 shares of common stock at an exercise price of $2.60, five year option to purchase up to 175,000 shares of common stock at an exercise price of $4.15, five year option to purchase up to 150,000 shares of common stock at an exercise price of $2.50 per share, and ten year option to purchase up to 100,000 shares of common stock at an exercise price of $1.51 per share, such that all such options are now exercisable at a price of $1.00 per share.  The other terms and conditions of these options remain the same. The Black-Scholes pricing model was used to estimate the fair value of the 460,000 options issued during the period to these directors, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 324%, and an expected life ranging from 3.5 to 10 years. The Company has determined that the expense associated with the repricing of these options to be immaterial.

On December 27, 2012, we repurchased 576,923 shares of our common stock from a private investor, representing approximately 1.58% of the Company’s issued and outstanding shares of common stock, at a price of $0.23 per share for an aggregate purchase amount of $132,692. Following the repurchase, we intend to cancel the entire amount of shares from treasury, resulting in the Company having 35,973,086 shares of common stock issued and outstanding.  The repurchase was made pursuant to a privately negotiated stock repurchase agreement. The per share repurchase price for the shares repurchased was determined through arms-length negotiations with the private investor.  The stock repurchase agreement and the related transactions were approved by our board of directors. The repurchase price was paid through cash on hand from the Company’s available surplus. Other than this private transaction as described in this report, our board of directors has not authorized any stock repurchase program or plan, and we have no current plans to effect any open-market purchases of our common stock or other repurchases of our common stock.

On January 22, 2013, we engaged a representative to assist in locating possible strategic investment alternatives for our Round Top project from investors in Asia.  We agreed to compensate the representative in relation to any non-securities related transactions as follows:

1.
For any transactions in which the net aggregate consideration received by us is equal to or greater than $100 million, the representative shall receive (a) one million options, issued at closing and exercisable for one year, to purchase shares of common stock of the Company at $1.00 per share and (b) a cash fee equal to 2% of the net aggregate consideration received by us.

2.
For any transactions in which the net aggregate consideration received by us is equal to or greater than $200 million, the representative shall receive (a) two million options, issued at closing and exercisable for one year, to purchase shares of common stock of the Company at $1.00 per share and (b) a cash fee equal to 2% of the net aggregate consideration received by us.

3.
For any transactions in which the net aggregate consideration received by us is less than $100 million, the representative shall receive (a) 500,000 options, issued at closing and exercisable for one year, to purchase shares of common stock of the Company at $1.00 per share and (b) a cash fee equal to 2% of the net aggregate consideration received by us.

On February 15, 2013, the Company held its annual general meeting of stockholders at the Wyndham El Paso Airport Hotel, 2027 Airway Boulevard, El Paso, Texas 79925 at 10:00 a.m. local time.   Stockholders representing 29,550,506 shares or 80.85% of the shares of common stock authorized to vote (36,550,009) were present in person or by proxy, representing a quorum for the purposes of the annual general meeting.  The complete results of our annual meeting were filed on Form 8-K on February 15, 2013 and are hereby incorporated by reference in their entirety.

On March 20, 2013, we announce that testing done at an independent lab had identified Yttrofluorite as the primary rare earth element bearing mineral in samples provided by us from our Round Top project. More significantly, this mineral also carries the majority of the potential high commercial value Heavy Rare Earth Elements (HREE). Yttrofluorite, due to its relative ease of dissolution in sulfuric acid as demonstrated in laboratory tests at the independent lab, offers a distinct, possible economic advantage over other less reactive HREE bearing minerals.

On March 27, 2013, we announced that in-house research on the mineralogy, geochemistry, and kinetics of direct acid leaching indicated that a simple leaching process is effective in removing target heavy rare earth elements from coarse grains of Round Top project rock. We believe that these continuing studies are defining the conditions under which approximately 150 grams per liter (15%) strength sulfuric acid successfully penetrates the grains and dissolves the valuable rare earth-containing minerals that are disseminated throughout the rhyolite host rock.

Liquidity and Capital Resources

As of February 28, 2013, we had a working capital surplus of approximately $4.39 million. We will need to raise additional funding to implement our business strategy.  Our management believes that based on our current working capital, we will be able to continue operations through the end of calendar year 2014 without raising additional capital.  During our fiscal year ending August 31, 2013, we plan to spend over $1,500,000 for metallurgical testing and flow sheer development, additional geologic and resource modeling and compliance costs associated with state governmental agencies and appropriate staff and consulting expenses.  The timing of these expenditures is dependent upon a number of factors, including the availability of third party contractors. We estimate that general and administrative expenses during fiscal year ending August 31, 2013 will be approximately $2,200,000 to include payroll, severance payments to ex-employees, investor relations, professional services, travel, and other expenses necessary to conduct our operations. We have reduced our staff, closed the Denver office and plan to reduce all other costs possible in order to accomplish our objectives without the necessity of raising additional capital.  The Denver lease expires on May 31, 2014. While we continue to make every effort to sublease the Denver office space, we currently remain obligated for lease payments to the landlord.

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

During the six month period ended February 28, 2013, we invested approximately $10,000 for the purchase of land in the surrounding area of Round Top.  We also sold furniture and equipment from our Denver office a net book value totaling approximately $12,000 and recognized a loss on the disposal of these assets of approximately $16,991.  We donated equipment with a net book value totaling approximately $11,000 of which approximately $8,500.00 was expensed as a charitable contribution.

Results of Operations

Six months ended February 28, 2013 and February 29, 2012

General  & Revenue

We had no operating revenues during the six months ended February 28, 2013 and February 29, 2012.  We are not currently profitable.  As a result of ongoing operating losses, we had an accumulated deficit of approximately $24,708,000 as of February 28, 2013.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the six months ended February 28, 2013 and February 29, 2012, in the amount of approximately $457,000 and $3,753,000, respectively.  Expenditures for the six months ended February 28, 2013 were primarily for metallurgical testing while the expenditures for the six month period ended February 29, 2012 were primarily incurred for drilling and related geological consulting fees at our Round Top Project.  Also included in this year’s expenses was approximately $231,000 of non-cash stock based compensation for one of our then executive officers.

Our general and administrative expenses for the six months ended February 28, 2013 and February 29, 2012, respectively, were approximately $1,431,000 and $3,152,000.  For the six months ended February 28, 2013, this amount included approximately $231,000 in non-cash stock based compensation to one director and one executive officer and cash severance fees of approximately $240,000 paid to our ex-chief financial officer.  The remaining expenditures totaling approximately $960,000 were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations. Included in our general and administrative expenses for the six months ended February 29, 2012, were non-cash stock based compensation of approximately $1,455,000 for two of our executive officers and one employee and a one-time charge of approximately $604,000 for 400,000 options granted to four of our Directors as continuing compensation for their service on the board.  The remaining expenditures totaling approximately $1,093,000 were primarily for investor relations, professional fees associated with the audits of our financial statements, payroll and related taxes and benefits, legal fees and other general and administrative expenses necessary for our operations.

We had losses from operations for the six months ended February 28, 2013 and February 29, 2012, respectively, totaling approximately $1,888,000 and $6,906,000, and net losses for the six months ended February 28, 2013 and February 29, 2012, respectively, totaling approximately $1,891,000 and $6,888,000. The decrease in both losses from operations and in net losses from 2012 to 2013 is primarily due to decreased exploration costs at our Round Top Project.

Three months ended February 28, 2013 and February 29, 2012

General  & Revenue

We had no operating revenues during the three months ended February 28, 2013 and February 29, 2012.  We are not currently profitable.  As a result of ongoing operating losses, we had an accumulated deficit of approximately $24,708,000 as of February 28, 2013.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the three months ended February 28, 2013 and February 29, 2012, in the amount of approximately $256,000 and $2,138,000, respectively.  Expenditures for the three months ended February 28, 2013 were primarily for metallurgical testing while the expenditures for the three-month period ended February 29, 2012 were primarily due to drilling and related geological consulting fees at our Round Top Project.  Also included in last year’s three months expenses was approximately $116,000 of non-cash stock based compensation for one of our then executive officers.

Our general and administrative expenses for the three months ended February 28, 2013 and February 29, 2012, were approximately $855,000 and $1,930,000, respectively.  For the three months ended February 28, 2013, this amount included approximately $88,000 in non-cash stock-based compensation expense to one director and one executive officer and a cash severance payment of approximately $240,000 paid to our ex-chief financial officer.  The remaining expenditures totaling approximately $527,000 were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations. Included in the three months ended February 29, 2012, were non-cash stock-based compensation expenses of approximately $620,000 for two of our executive officers and one employee and a one-time charge of approximately $604,000 for 400,000 options granted to four of our Directors as continuing compensation for their service on the board. The remaining expenditures totaling approximately $706,000 were primarily for investor relations, professional fees associated with the audits of our financial statements, payroll and related taxes and benefits, legal fees and other general and administrative expenses necessary for our operations.

We had losses from operations for the three months ended February 28, 2013 and February 29, 2012 totaling approximately $1,110,000 and $4,068,000, respectively, and net losses for the three months ended February 28, 2013 and February 29, 2012 of approximately $1,108,000 and $4,060,000, respectively.  The decrease in both losses from operations and in net losses from 2012 to 2013 is primarily due to decreased exploration costs at our Round Top Project.

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

On March 6, 2013, we entered into a lease assignment with the Foundation, pursuant to which the Foundation agreed to assign to us the West Lease.  In exchange for the West Lease, we agreed to:  (i) pay the Foundation $500,000 in cash; (ii) issue 1,063,830 of our common shares, par value $0.01; and (iii) make ten (10) payments to the Foundation of $45,000 each, with the first such payment due on or before June 1, 2013, and the nine (9) subsequent payments due on or before June 1 of each of the following years, such payments to be used by the Foundation to support conservation efforts within the Rio Grande Basin.

The lease assignment closed on March 8, 2013.  This lease assignment has rendered the lawsuit between the Foundation and the GLO moot.

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended August 31, 2012 as filed with the Commission on November 15, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All unregistered sales of equity securities during the quarter were previously disclosed in our current reports on Form 8-K.

Repurchase of Shares of Common Stock

Issuer Repurchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month of December 1 - 31	576,923(1)	$0.23	0	0
Month of January 1 -31	0	0	0	0
Month February 1 - 28	0	0	0	0
Total	576,923	$0.23	0	0

(1)
On December 27, 2012, we repurchased 576,923 shares of our common stock from a private investor, representing approximately 1.58% of our issued and outstanding shares of common stock, at a price of $0.23 per share for an aggregate purchase amount of $132,692.29. Following the repurchase, we cancelled the entire amount of shares from treasury. The stock repurchase agreement and the related transactions were approved by our board of directors. The repurchase price was paid through cash on hand from the Company’s available surplus. Other than this private transaction, our board of directors has not authorized any stock repurchase program or plan, and we have no current plans to affect any open-market purchases of our common stock or other repurchases of our common stock.

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

Item 5. Other Information

None.

Item 6.  Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit Number	Description
10.1	Consulting Agreement with Chemetals dated January 22, 2013, incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on January 28, 2013
10.2	Lease Assignment Agreement, dated March 6, 2013, incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on March 12, 2013
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(1) (2)	XBRL Instance Document
101.SCH(1) (2)	XBRL Taxonomy Extension — Schema
101.CAL(1) (2)	XBRL Taxonomy Extension — Calculations
101.DEF(1) (2)	XBRL Taxonomy Extension — Definitions
101.LAB(1) (2)	XBRL Taxonomy Extension — Labels
101.PRE(1) (2)	XBRL Taxonomy Extension — Presentations

(1)	Submitted Electronically Herewith.

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

Date: April 9, 2013

/s/ Daniel E. Gorski
Daniel E. Gorski, duly authorized officer
Chief Executive Officer and Principal Executive Officer

Date: April 9, 2013

/s/ G. Mike McDonald
G. Mike McDonald, Chief Financial Officer and Principal Financial and Accounting Officer