Form 10-Q
period 2013-05-31
Texas Rare Earth Resources Corp.
filed 2013-07-15
CIK 1445942

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2013
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Number of shares of issuer’s common stock outstanding at July 10, 2013:  37,036,916

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Texas Rare Earth Resources Corp
BALANCE SHEETS

	May 31, 2013	August 31, 2012
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,176,876	$6,517,935
Prepaid expenses and other current assets	80,176	74,149
Total current assets	3,257,052	6,592,084

Property and equipment, net	167,455	250,909
Mineral properties	1,718,286	343,434
Deposits	81,413	102,840

TOTAL ASSETS	$5,224,206	$7,289,267

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$192,117	$478,430
Current portion of notes payable	29,007	-
Total current liabilities	221,124	478,430

Notes payable - net of current portion and discount	290,845	-

Total liabilities	511,969	478,430

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of May 31, 2013 and
August 31, 2012, respectively	-	-
Common stock, par value $0.01; 100,000,000 shares authorized,
37,036,916 shares issued and outstanding as of
May 31, 2013 and 36,550,009 issued and outstanding as of
August 31, 2012, respectively	370,370	365,501
Additional paid-in capital	29,916,687	29,262,684
Accumulated deficit	(25,574,820)	(22,817,348)
Total shareholders' equity	4,712,237	6,810,837

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,224,206	$7,289,267

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
UNAUDITED STATEMENTS OF OPERATIONS

	Nine Months Ended May 31		Three Months Ended May 31
	2013	2012	2013	2012

OPERATING EXPENSES
Exploration costs	$837,049	$6,878,097	$380,487	$3,124,604
General and administrative expenses	1,924,931	5,104,333	493,620	1,951,843

Total operating expenses	2,761,980	11,982,430	874,107	5,076,447

LOSS FROM OPERATIONS	(2,761,980)	(11,982,430)	(874,107)	(5,076,447)

OTHER (INCOME) EXPENSE
Interest and other income	(8,699)	(24,029)	(7,217)	(6,037)
Interest and other expense	4,191	216	-	82
Total other (income) expense	(4,508)	(23,813)	(7,217)	(5,955)

NET LOSS	$(2,757,472)	$(11,958,617)	$(866,890)	$(5,070,492)

Net loss per share:
Basic and diluted net loss per common share	$(0.08)	$(0.33)	$(0.02)	$(0.13)

Weighted average common shares outstanding:
Basic and diluted	36,546,294	35,745,570	36,967,536	36,550,009

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended May 31
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,757,472)	$(11,958,617)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation expense	59,742	63,765
Loss on disposition of fixed assets	21,003	-
Stock-based compensation	291,564	2,808,921
Changes in operating assets and liabilities:
Prepaid expenses and other assets	15,399	(88,890)
Accounts payable and accrued expenses	(286,312)	813,318
Net cash used in operating activities	(2,656,076)	(8,361,503)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mineral properties	(510,000)	(197,578)
Purchase of fixed assets	(696)	(158,226)
Proceeds from sale of fixed assets	3,405	-
Net cash used in investing activities	(507,291)	(355,804)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock warrants	-	1,103,124
Payment on note payable	(45,000)	-
Purchase of common stock	(132,692)	-
Net cash provided by financing activities	(177,692)	1,103,124
NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,341,059)	(7,614,183)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,517,935	16,886,066
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,176,876	$9,271,883

SUPPLEMENTAL INFORMATION
Interest paid	$137	$217
Taxes paid	$-	$-
Issuance of common stock for lease assignment	$500,000	$-
Note payable for lease assignment	$364,852	$-

The accompanying notes are an integral part of these financial statements.

Texas Rare Earth Resources Corp
Notes to Interim Financial Statements
May 31, 2013
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Texas Rare Earth Resources Corp. (“we”, “us”, “our”, the “Corporation”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read  in conjunction with the audited financial statements and notes thereto contained in our annual report on Form 10-K, for the year ended August 31, 2012, dated November 15, 2012 as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended August 31, 2012 as reported in our annual report on Form 10-K, have been omitted.

Treasury Stock

We account for treasury stock acquisitions using the cost method.  Under this method, for reissuance of treasury stock, to the extent that the reissuance price was more than cost, the excess is recorded as an increase to paid-in capital.  If the reissuance price is less than cost, the difference is recorded to paid-in capital to the extent there is a cumulative treasury stock paid-in capital balance.  Once the cumulative balance is reduced to zero, any remaining difference resulting from the sale of treasury stock below cost is recorded to retained earnings.  When we purchase treasury stock and subsequently retire and cancel the shares, the transaction is recorded against common stock for the par value of the shares canceled with the remaining balance recorded against paid-in capital.

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

Thereafter, we will pay the State of Texas a production royalty equal to eight percent (8%) of the market value of uranium and other fissionable materials removed and sold from Round Top and six and one quarter percent (6.25%) of the market value of all other minerals removed and sold from Round Top.

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

NOTE 2 – MINERAL PROPERTIES (Continued)

Under the lease, we paid the State of Texas a lease bonus of $20,700 which was paid upon the execution of the lease.  Upon the sale of minerals removed from Round Top, we will pay the State of Texas a $50,000 minimum advance royalty.  Thereafter, we will pay the State of Texas a production royalty equal to eight percent (8%) of the market value of uranium and other fissionable materials removed and sold from Round Top and six and one quarter percent (6 ј%) of the market value of all other minerals sold from Round Top.

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

On March 6, 2013, the Company entered into a lease assignment with Southwest Range & Wildlife Foundation, Inc., a Texas non-profit corporation  (the “Foundation”), pursuant to which the Foundation agreed to assign to the Company a surface lease identified with the State of Texas as Surface Lease SL20040002 (the “West Lease”), which covers 54,990.11 acres in Hudspeth County, Texas.  In exchange for the West Lease, the Company agreed to:  (i) pay the Foundation $500,000 in cash; (ii) issue 1,063,830 of the Company’s common shares, par value $0.01 (the “Common Shares”); and (iii) make ten (10) payments to the Foundation of $45,000 each, with the first such payment due on or before June 1, 2013, and the nine (9) subsequent payments due on or before June 1 of each of the following years, such payments to be used by the Foundation to support conservation efforts within the Rio Grande Basin.  The Lease Assignment Agreement contains standard representations, warranties and covenants. The closing of the transaction contemplated by the Lease Assignment Agreement was completed on March 8, 2013.  Future payments due on the lease assignment have been recorded as a note payable with an imputed interest rate of 5%.

NOTE 3 –  NOTE PAYABLE

In relation to the Foundation lease discussed in Note 2 the Company recorded a note payable for an amount for the initial $45,000 due upon signing of lease and the nine (9) future payments due of $45,000 which has been recorded at its present value discounted with an imputed interest rate of 5% for a total note payable of $364,852. At May 31, 2013 the current portion due is $29,007 and long-term portion due is $290,845. The total note payable due at May 31, 2013 is $319,852. The Company has also accrued interest expense of $4,000 as of period end which is included in accrued liabilities.

Future maturities
Year	Principle amount due
2014	$29,007
2015	$30,458
2016	$31,981
2017	$33,580
2018	$35,259
2019 thereafter	$159,567
Total	$319,852

NOTE 4 – SHAREHOLDERS’ EQUITY

Capital Stock

Our authorized capital stock consists of 100,000,000 shares of common stock, with a par value of $0.01 per share, and 10,000,000 preferred shares with a par value of $0.001 per share.

All shares of common stock have equal voting rights and, when validly issued and outstanding, are entitled to one non-cumulative vote per share in all matters to be voted upon by shareholders.  The shares of common stock have no pre-emptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Holders of the common stock are entitled to equal ratable rights to dividends and distributions with respect to the common stock, as may be declared by our Board of Directors (our “Board”) out of funds legally available.  In the event of a liquidation, dissolution or winding up of the affairs of the Corporation, the holders of common stock are entitled to share ratably in all assets remaining available for distribution  to them after payment or provision for all liabilities and any preferential liquidation rights of any preferred stock then outstanding.

During the nine months ended May 31, 2013, we expensed approximately $292,000 for stock based compensation to one director and one former executive officer for stock options previously issued.

On December 12, 2012, our Board authorized, on recommendation of the Compensation Committee, that all of our issued and outstanding stock options issued to our directors be exercisable on a cashless basis by permitting the Corporation to withhold shares of common stock with a fair market value equal to the exercise price as determined on the date of exercise.

On December 19, 2012, our Board re-priced Mr. Cecil Wall’s five year options to purchase up to 90,000 shares at a price of  $4.70 such that all such options are now exercisable at a price of $1.00 per share.   The other terms and conditions of these options remain the same.  On December 19, 2012, our Board also re-priced Mr. Anthony Marchese’s five year options to purchase up to 45,000 shares of common stock at an exercise price of $2.60, five year option to purchase up to 175,000 shares of common stock at an exercise price of $4.15, five year option to purchase up to 150,000 shares of common stock at an exercise price of $2.50 per share, and ten year option to purchase up to 100,000 shares of common stock at an exercise price of $1.51 per share, such that all such options are now exercisable at a price of $1.00 per share.  The other terms and conditions of these options remain the same. With respect to the options held by Mr. Wall and Mr. Marchese, the Black-Scholes pricing model was used to estimate the fair value of the 560,000 options issued during the period to these directors, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 324%, and an expected life ranging from 3.5 to 10 years. We have determined that the expense associated with the repricing of these options to be immaterial.

NOTE 4 – SHAREHOLDERS’ EQUITY (Continued)

On December 27, 2012, we repurchased 576,923 shares of our common stock from a private investor, representing approximately 1.58% of our issued and outstanding shares of common stock, at a price of $0.23 per share for an aggregate purchase amount of $132,692. Following the repurchase, we canceled the entire amount of shares from treasury, resulting in the Corporation having 35,973,086 shares of common stock issued and outstanding.  The repurchase was made pursuant to a privately negotiated stock repurchase agreement. The per share repurchase price for the shares repurchased was determined through arms-length negotiations with the private investor.  The stock repurchase agreement and the related transactions were approved by our Board. The repurchase price was paid through cash on hand from our available surplus. Other than this private transaction as described in this report, our Board has not authorized any stock repurchase program or plan, and we have no current plans to effect any open-market purchases of our common stock or other repurchases of our common stock.

On March 6, 2013, we entered into a lease assignment (the “Lease Assignment Agreement”) with Southwest Range & Wildlife Foundation, Inc., a Texas non-profit corporation  (the “Foundation”), pursuant to which the Foundation agreed to assign to us a surface lease identified with the State of Texas as Surface Lease SL20040002 (the “West Lease”), which covers 54,990.11 acres in Hudspeth County, Texas.  In exchange for the West Lease, we agreed to:  (i) pay the Foundation $500,000 in cash; (ii) issue 1,063,830 of our common shares, par value $0.01 (the “Common Shares”); and (iii) make ten (10) payments to the Foundation of $45,000 each, with the first such payment due on or before June 1, 2013, and the nine (9) subsequent payments due on or before June 1 of each of the following years, such payments to be used by the Foundation to support conservation efforts within the Rio Grande Basin.  The common shares were valued at $500,000 based on the market price on March 6, 2013. The Lease Assignment Agreement contains standard representations, warranties and covenants. The closing of the transaction contemplated by the Lease Assignment Agreement was completed on March 8, 2013. Future payments due on the lease assignment have been recorded as a note payable with an imputed interest rate of 5%.

NOTE 5 – SUBSEQUENT EVENTS

On June 17, 2013, the Board of Directors approved and granted options to Mr. Marchese, Mr. Pingitore and Mr. Wolfe for their service to the Board.  Each of these three members are to receive 250,000 options exercisable at $0.50 per share for a period of five years, vesting 1/36 at the end of each month of service as a director of the corporation and 225,000 options exercisable at $1.00 per share for a period of five years, vesting 1/36 at the end of each month of service as a director of the corporation.

On June 17, 2013, the Board of Directors approved and granted a total of 300,000 options to consultants.  The options are exercisable at $0.40 per share for a period of five years.  All options vest 1/12 at the end of each month of consulting services.

On June 5, 2013, we entered into a consulting agreement, effective May 1, 2013 (the “Consulting Agreement”), with G.W. “Mike” McDonald, our Chief Financial Officer. The Consulting Agreement provides for a monthly retainer in the amount of $2,000 (the “Retainer”). In addition to the Retainer, we agreed to reimburse Mr. McDonald for reasonable expenses incurred by Mr. McDonald in performance of his duties under the Consulting Agreement. The Consulting Agreement is for an initial term of one year but may be extended by written agreement of us and Mr. McDonald.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, unless the context requires otherwise, references to “Texas Rare Earth Resources Corp,” "the Corporation" “we,” “our” or “us” refer to Texas Rare Earth Resources Corp.  You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this quarterly report.  This Quarterly Report on Form 10-Q may also contain statistical data and estimates we obtained from industry publications and reports generated by third parties. Although we believe that the publications and reports are reliable, we have not independently verified their data.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”). Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.  Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.  Forward-looking statements in this Quarterly Report on Form 10-Q, include, but are not limited to:

•	the progress, potential and uncertainties of our 2012-2013 rare-earth exploration plans at our Round Top project in Hudspeth County, Texas (the “Round Top Project”);
•	the success of getting the necessary permits for future drill programs and future project development;
•	expectations regarding our ability to raise capital and to continue our exploration plans on our properties;
•	plans regarding anticipated expenditures at the Round Top Project; and
•	plans outlined under the section heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Plan of Operation”.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•	risks associated with our history of losses and need for additional financing;
•	risks associated with our limited operating history;
•	risks associated with our properties all being in the exploration stage;
•	risks associated with our lack of history in producing metals from our properties;
•	risks associated with a shortage of equipment and supplies;
•	risks associated with our need for additional financing to develop a producing mine, if warranted;
•	risks associated with our exploration activities not being commercially successful;
•	risks associated with the ownership of surface rights at our Round Top Project;
•	risks associated with increased costs affecting our financial condition;
•	risks associated with a shortage of equipment and supplies adversely affecting our ability to operate;
•	risks associated with mining and mineral exploration being inherently dangerous;
•	risks associated with mineralization estimates;
•	risks associated with changes in mineralization estimates affecting the economic viability of our properties;
•	risks associated with uninsured risks;
•	risks associated with mineral operations being subject to market forces beyond our control;
•	risks associated with fluctuations in commodity prices;
•	risks associated with permitting, licenses and approval processes;
•	risks associated with the governmental and environmental regulations;
•	risks associated with future legislation regarding the mining industry and climate change;
•	risks associated with potential environmental lawsuits;
•	risks associated with our land reclamation requirements;
•	risks associated with rare earth and beryllium mining presenting potential health risks;
•	risks related to title in our properties;
•	risks related to competition in the mining and rare earth elements industries;
•	risks related to economic conditions;
•	risks related to our ability to manage growth;

•	risks related to the potential difficulty of attracting and retaining qualified personnel;
•	risks related to our dependence on key personnel;
•	risks related to our Securities and Exchange Commission (“SEC”) filing history;
•	risks and uncertainties related to our self-reporting with the SEC;
•	risks related to our securities.

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.  We qualify all the forward-looking statements contained in this Quarterly Report by the foregoing cautionary statements.

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

Our headquarters are located at 539 El Paso, Sierra Blanca, Texas 79851. Effective August 31, 2012, our offices at 304 Inverness Way South, Suite 365, Englewood, Colorado have been closed and our El Paso warehouse located at 11459 Pellicano Dr., El Paso, Texas was closed in June 2013. On January 1, 2013, we moved our accounting functions to our former office in Tyler, Texas under the supervision of our CFO, G. W. McDonald.

Our current management and Board is shareholder-centric, and receives either no cash compensation or much less than previous management. See our most recent proxy statement on Schedule 14A as filed with the SEC on December 28, 2012, for more information regarding the compensation of officers and directors. We will require definitive scientific documentation, rigorous economic studies, consideration of a wide range of alternatives and meticulous oversight of any cash outlays of shareholder funds.

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

Recent Corporate Developments

The following significant corporate developments occurred during our nine months ended May 31, 2013 and the subsequent period through the filing of this quarterly report:

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

Effective September 26, 2012, we and Mr. Wm. Christopher Mathers, our former CFO, entered into a supplemental agreement (the “Supplemental Agreement”) to Mr. Mathers’s February 15, 2011 Employment Agreement (the “Employment Agreement”), pursuant to which we and Mr. Mathers agreed upon the terms and conditions of Mr. Mathers’s departure at the end of the calendar year 2012.  Pursuant to the material terms of the Supplemental Agreement, Mr. Mathers remained employed as our Chief Financial Officer until his resignation on January 1, 2013.  The Employment Agreement remained in full force and effect and was unamended, except as set forth below, and Mr. Mathers continued to perform services for us in accordance with the standards set forth in the Employment Agreement through December 31, 2012.

Upon satisfaction of the terms of his employment pursuant to the standards of the Employment Agreement, pursuant to the Supplemental Agreement, we and Mr. Mathers agreed to terminate the Employment Agreement on January 1, 2013 and pay Mr. Mathers a cash severance of $240,000 under the terms of the Supplemental Agreement.  By executing the Supplemental Agreement, Mr. Mathers agreed not to terminate his Employment Agreement for “Good Reason” thereunder as a result of the recent changes to our Board.  Mr. Mathers remains as a consultant to us.

The 180 calendar day grace period for the Corporation to regain compliance with the minimum bid price requirement of $1.00 under the rules of the OTCQX U.S. Premier expired on November 13, 2012. Starting on November 14, 2012, the quotations for our shares of common stock moved from the OTCQX U.S. Premier to the OTCQX U.S. for continued quotations.

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

On December 12, 2012, our Board authorized, on recommendation of the Compensation Committee, that all of our issued and outstanding stock options, issued to our directors be exercisable on a cashless basis by permitting us to withhold shares of common stock with a fair market value equal to the exercise price as determined on the date of exercise.

On December 19, 2012, our Board re-priced Director Cecil Wall’s five year options to purchase up to 90,000 shares at a price of  $4.70 such that all such options are now exercisable at a price of $1.00 per share.   The other terms and conditions of these options remain the same.  On December 19, 2012, our Board also re-priced Director Anthony Marchese’s five year options to purchase up to 45,000 shares of common stock at an exercise price of $2.60, five year option to purchase up to 175,000 shares of common stock at an exercise price of $4.15, five year option to purchase up to 150,000 shares of common stock at an exercise price of $2.50 per share, and ten year option to purchase up to 100,000 shares of common stock at an exercise price of $1.51 per share, such that all such options are now exercisable at a price of $1.00 per share.  The other terms and conditions of these options remain the same.

On December 27, 2012, we repurchased 576,923 shares of our common stock from a private investor, representing approximately 1.58% of our issued and outstanding shares of common stock, at a price of $0.23 per share for an aggregate purchase amount of $132,692. Following the repurchase, we intend to cancel the entire amount of shares from treasury, resulting in us having 35,973,086 shares of common stock issued and outstanding.  The repurchase was made pursuant to a privately negotiated stock repurchase agreement. The per share repurchase price for the shares repurchased was determined through arms-length negotiations with the private investor.  The stock repurchase agreement and the related transactions were approved by our Board. The repurchase price was paid through cash on hand from our available surplus. Other than this private transaction as described in this report, our Board has not authorized any stock repurchase program or plan, and we have no current plans to effect any open-market purchases of our common stock or other repurchases of our common stock.

On January 22, 2013, we engaged a representative to assist in locating possible strategic investment alternatives for our Round Top project from investors in Asia.  We agreed to compensate the representative in relation to any non-securities related transactions as follows:

1.
For any transactions in which the net aggregate consideration received by us is equal to or greater than $100 million, the representative shall receive (a) one million options, issued at closing and exercisable for one year, to purchase shares of common stock of the Corporation at $1.00 per share and (b) a cash fee equal to 2% of the net aggregate consideration received by us.

2.
For any transactions in which the net aggregate consideration received by us is equal to or greater than $200 million, the representative shall receive (a) two million options, issued at closing and exercisable for one year, to purchase shares of common stock of the Corporation at $1.00 per share and (b) a cash fee equal to 2% of the net aggregate consideration received by us.

3.
For any transactions in which the net aggregate consideration received by us is less than $100 million, the representative shall receive (a) 500,000 options, issued at closing and exercisable for one year, to purchase shares of common stock of the Corporation at $1.00 per share and (b) a cash fee equal to 2% of the net aggregate consideration received by us.

On February 15, 2013, we held our annual general meeting of stockholders at the Wyndham El Paso Airport Hotel, 2027 Airway Boulevard, El Paso, Texas 79925 at 10:00 a.m. local time.   Stockholders representing 29,550,506 shares or 80.85% of the shares of common stock authorized to vote (36,550,009) were present in person or by proxy, representing a quorum for the purposes of the annual general meeting.  The complete results of our annual meeting were filed on Form 8-K on February 25, 2013 and are hereby incorporated by reference in their entirety.

On March 6, 2013, we entered into a lease assignment (the “Lease Assignment Agreement”) with Southwest Range & Wildlife Foundation, Inc., a Texas non-profit corporation  (the “Foundation”), pursuant to which the Foundation agreed to assign to us a surface lease identified with the State of Texas as Surface Lease SL20040002 (the “West Lease”), which covers 54,990.11 acres in Hudspeth County, Texas.  In exchange for the West Lease, we agreed to:  (i) pay the Foundation $500,000 in cash; (ii) issue 1,063,830 of our common shares, par value $0.01 (the “Common Shares”); and (iii) make ten (10) payments to the Foundation of $45,000 each, with the first such payment due on or before June 1, 2013, and the nine (9) subsequent payments due on or before June 1 of each of the following years, such payments to be used by the Foundation to support conservation efforts within the Rio Grande Basin.  The Lease Assignment Agreement contains standard representations, warranties and covenants. The closing of the transaction contemplated by the Lease Assignment Agreement was completed on March 8, 2013.  This lease assignment has rendered the lawsuit between the Foundation and the GLO moot.  See “Part II – Item 1. Legal Proceedings” below for more details.

On March 20, 2013, we announced that testing done at an independent lab had identified Yttrofluorite as the primary rare earth element bearing mineral in samples provided by us from our Round Top project. More significantly, this mineral also carries the majority of the potential high commercial value Heavy Rare Earth Elements (“HREE”). Yttrofluorite, due to its relative ease of dissolution in sulfuric acid as demonstrated in laboratory tests at the independent lab, offers a distinct, possible economic advantage over other less reactive HREE-bearing minerals.

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

On May 27, 2013, Mr. John Tumazos resigned as a director and non-executive chairman of our Board. Mr. Tumazos resigned from our Board to dedicate more of his time to his own business and personal pursuits.  Mr. Tumazos has informed our Board that while he was pleased at the metallurgical progress evident in our press releases between March 20, 2013 and May 8, 2013, his resignation was due to his disagreement with certain policy decisions of our Board regarding the operations of the Corporation and his belief that now is the appropriate time to sell the Corporation to a larger concern.

The Board does not believe that Mr. Tumazos’s concerns as expressed to the Board were truly disagreements with the Board’s fundamental business strategy for us and our operations. The Board takes its obligation to increase shareholder value seriously and is actively considering all pathways available to the Corporation while also finalizing the Corporation’s current technical work to prove out alternative production methodologies from its Preliminary Economic Assessment of June 2012. The Board believes that finalizing these methodologies in a cost efficient manner while simultaneously pursuing alternative strategic arrangements, including the possibility of selling the Corporation, is the best path to maximize shareholder value. The Board has overseen a drastic reduction of the Corporation’s use of funds and remains dedicated to using the Corporation’s funds in an efficient manner best suited to maximizing the Corporation’s value. The Board will continue to consistently, actively consider and pursue all available opportunities for the Corporation and will engage qualified consultants as deemed necessary and appropriate by the Board to effectively assist the Board in evaluating and implementing its strategy, including, if deemed appropriate, selling the Corporation.

On June 4, 2013, we appointed Ms. Laura Lynch to serve as a member of our Board. As of the date of this Quarterly Report on Form 10-Q, Ms. Lynch has not been appointed to serve on any committees of the Board.

Ms. Lynch is a graduate of the University of Texas at Austin. Ms. Lynch is currently a Partner at the CL Ranch, a ranching/farming/mining operation in Hudspeth County. CL ranch is active in the mining and distribution of gypsum. Ms. Lynch has deep ties to the El Paso, Ft. Worth and Austin business communities and currently works as a consultant to us pursuant to a consulting agreement in which Ms. Lynch assists us in community relations and land acquisition.

Ms. Lynch is not related by blood or marriage to any of our directors or executive officers or any persons nominated by us to become directors or executive officers. Outside of her consulting agreement with us, we have not engaged in any transaction in which Ms. Lynch or a person related to Ms. Lynch had a direct or indirect material interest. To our knowledge, there is no arrangement or understanding between any of our directors, officers and Ms. Lynch pursuant to which she was selected to serve as a director of the Corporation.

On June 5, 2013, we entered into a consulting agreement, effective May 1, 2013 (the “Consulting Agreement”), with G.W. “Mike” McDonald, our Chief Financial Officer. The Consulting Agreement provides for a monthly retainer in the amount of $2,000 (the “Retainer”). In addition to the Retainer, we agreed to reimburse Mr. McDonald for reasonable expenses incurred by Mr. McDonald in performance of his duties under the Consulting Agreement. The Consulting Agreement is for an initial term of one year but may be extended by written agreement of us and Mr. McDonald.

Liquidity and Capital Resources

As of May 31, 2013, we had a working capital surplus of approximately $3 million. We will need to raise additional funding to implement our business strategy.  Our management believes that based on our current working capital, we will be able to continue operations through the end of calendar year 2014 without raising additional capital.  During our fiscal year ending August 31, 2013, we plan to spend over $1,500,000 for metallurgical testing and flow sheer development, additional geologic and resource modeling and compliance costs associated with state governmental agencies and appropriate staff and consulting expenses.  The timing of these expenditures is dependent upon a number of factors, including the availability of third party contractors.

We estimate that general and administrative expenses during fiscal year ending August 31, 2013 will be approximately $2,200,000 to include payroll, severance payments to ex-employees, investor relations, professional services, travel, and other expenses necessary to conduct our operations.

We have reduced our staff, closed the Denver office and plan to reduce all other costs possible in order to accomplish our objectives without the necessity of raising additional capital.  Our Denver lease expires on May 31, 2014. While we continue to make every effort to sublease the Denver office space, we currently remain obligated for lease payments to the landlord.

We currently do not have sufficient funds to fully complete exploration and development work on any of our properties, which means that we will be required to raise additional capital, enter into joint venture relationships, or find alternative means to finance our properties in order to place them into commercial production, or evaluate the possibility of selling one or more of our projects or the Corporation in its entirety. Failure to obtain sufficient financing may result in the delay or indefinite postponement of exploration and, if warranted, development or production on one or more of our properties and any properties we may acquire in the future or even a loss of property interests. This includes our leases over claims covering the principal deposits on our properties, which may expire unless we expend minimum levels of expenditures over the terms of such leases. We cannot be certain that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable or acceptable to us. Our ability to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions as well as our business performance.

If we cannot attract investment capital on favorable terms, we will evaluate other potential sources of financing that may include:

(1) early exercise of warrants by shareholders;

(2) sales of royalties on our Macho Silver property, rare earth elements or non-rare earth elements as may be subsequently documented;

(3) sale of our Macho Silver property;

(4) JV or sale of the “Contact Zone” enriched in beryllium and uranium that was the earlier subject of Cyprus Minerals 1988 historical definitive feasibility study; and

(5) based on our experience in operating "narrow vein" deposits, possible participation in other mining ventures as operators for or partners with other investors or companies.

During the nine month period ended May 31, 2013, we invested approximately $10,000 for the purchase of land in the surrounding area of Round Top and $1,374,852 for a lease assignment with Southwest Range & Wildlife Foundation, Inc., a Texas non-profit corporation covering 54,990.11 acres in Hudspeth County, Texas.  In exchange for the West Lease, we agreed to:  (i) pay the Foundation $500,000 in cash; (ii) issue 1,063,830 of our common shares, par value $0.01 (the “Common Shares”); and (iii) make ten (10) payments to the Foundation of $45,000 each, with the first such payment due on or before June 1, 2013, and the nine (9) subsequent payments due on or before June 1 of each of the following years.  We sold furniture and equipment from our Denver office a net book value totaling approximately $16,000 and recognized a loss on the disposal of these assets of approximately $12,000.  We donated equipment with a net book value totaling approximately $8,500 of which approximately $7,350.00 was expensed as a charitable contribution, and $1,000 recognized as a loss on the disposal of the asset.

Results of Operations

Nine months ended May 31, 2013 and May 31, 2012

General  & Revenue

We had no operating revenues during the nine months ended May 31, 2013 and May 31, 2012.  We are not currently profitable.  As a result of ongoing operating losses, we had an accumulated deficit of approximately $25.6 million as of May 31, 2013.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the nine months ended May 31, 2013 and May 31, 2012, in the amount of approximately $837,000 and $6,878,000, respectively.  Expenditures for the nine months ended May 31, 2013 were primarily for metallurgical testing while the expenditures for the nine month period ended May 31, 2012 were primarily incurred for drilling and related geological consulting fees at our Round Top Project.  Also included in last year’s nine month’s expenses was approximately $347,000 of non-cash stock-based compensation for one of our then-executive officers.

Our general and administrative expenses for the nine months ended May 31, 2013 and May 31, 2012, respectively, were approximately $1,925,000 and $5,104,000.  For the nine months ended May 31, 2013, this amount included approximately $292,000 in non-cash stock-based compensation to one director and our ex-chief financial officer and cash severance fees of approximately $240,000 paid to our ex-chief financial officer.  The remaining expenditures totaling approximately $1,393,000 were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

Included in our general and administrative expenses for the nine months ended May 31, 2012 was non-cash stock-based compensation expense of approximately $1,839,000 for two of our executive officers and one employee and a one-time charge of approximately $604,000 for 400,000 options granted to four of our Directors as continuing compensation for their service on the Board. The remaining expenditures totaling approximately $2,661,000 were primarily for legal, accounting & professional fees, investor relations, payroll and related taxes and benefits, occupancy costs, information technology, travel and other general and administrative expenses necessary for our operations.

We had losses from operations for the nine months ended May 31, 2013 and May 31, 2012, respectively, totaling approximately $2,762,000 and $11,982,000, and net losses for the nine months ended May 31, 2013 and May 31, 2012, respectively, totaling approximately $2,757,000 and $11,959,000. The decrease in both losses from operations and in net losses from 2012 to 2013 is primarily due to decreased exploration costs at our Round Top Project.

Three months ended May 31, 2013 and May 31, 2012

General  & Revenue

We had no operating revenues during the three months ended May 31, 2013 and May 31, 2012.  We are not currently profitable.  As a result of ongoing operating losses, we had an accumulated deficit of approximately $25.6 million as of May 31, 2013.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the three months ended May 31, 2013 and May 31, 2012, in the amount of approximately $381,000 and $3,125,000, respectively.  Expenditures for the three months ended May 31, 2013 were primarily for metallurgical testing while the expenditures for the three-month period ended May 31, 2012 were primarily due to drilling and related geological consulting fees at our Round Top Project.  Also included in last year’s three month’s expenses was approximately $116,000 of non-cash stock-based compensation for one of our then-executive officers.

Our general and administrative expenses for the three months ended May 31, 2013 and May 31, 2012, were approximately $494,000 and $1,952,000, respectively.  For the three months ended May 31, 2013, this amount included approximately $60,000 in non-cash stock-based compensation expense to one director.  The remaining expenditures totaling approximately $434,000 were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations. Included in the three months ended May 31, 2012 were non-cash stock-based compensation expenses of approximately $615,000 for two of our executive officers and one employee. The remaining expenditures totaling approximately $1,337,000 were primarily for legal, accounting & professional fees, investor relations, payroll and related taxes and benefits, occupancy costs, information technology, travel and other general and administrative expenses necessary for our operations.

We had losses from operations for the three months ended May 31, 2013 and May 31, 2012 totaling approximately $874,000 and $5,076,000, respectively, and net losses for the three months ended May 31, 2013 and May 31, 2012 of approximately $867,000 and $5,070,000, respectively.  The decrease in both losses from operations and in net losses from 2012 to 2013 is primarily due to decreased exploration costs at our Round Top Project.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act).  Based on that evaluation the CEO and CFO have concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in our reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

On November 23, 2012, we announced that we had learned that the Texas General Land Office (the “GLO”) had filed a lawsuit (the “Lawsuit”) against the Southwest Range & Wildlife Foundation, Inc. (the “Foundation”) seeking a declaratory judgment that the restrictions on mining in Section 5.06(1) (no mining during hunting season), Section 5.06(2) (no mining after dark or before dawn), and Section 5.06(4) (no lights) of the grazing and agricultural lease (Surface Lease SL 20040002, known as the “West Lease”) are legally void and unenforceable in violation of the public policy of the State of Texas. State of Texas v. Southwest Range & Wildlife Foundation, Inc.; Cause No. 4273 in the 205th District Court of Hudspeth County, Texas.

One of our two mining leases with the GLO at our Round Top project (Lease M-113117, the “Mining Lease”) covers land subject to the West Lease. By letter dated March 27, 2012, the GLO had previously advised the Foundation that, effective immediately, the State of Texas declared the restrictions on mining void and unenforceable. Immediately thereafter, the GLO had provided us with an amendment to the Mining Lease, signed by the GLO on March 29, 2012, which removed all mining restrictions which are the subject of the Lawsuit. The GLO is now seeking declaratory relief to enjoin the Foundation from challenging the removal of the mining restrictions from the Mining Lease.

On March 6, 2013, we entered into a lease assignment with the Foundation, pursuant to which the Foundation agreed to assign to us the West Lease.  In exchange for the West Lease, we agreed to:  (i) pay the Foundation $500,000 in cash; (ii) issue 1,063,830 of our common shares, par value $0.01; and (iii) make ten (10) payments to the Foundation of $45,000 each, with the first such payment due on or before June 1, 2013, and the nine (9) subsequent payments due on or before June 1 of each of the following years, such payments to be used by the Foundation to support conservation efforts within the Rio Grande Basin. Future payments due on the lease assignment have been recorded as a note payable with an imputed interest rate of 5%.

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

We did not repurchase any of our securities during the quarter covered by this report.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended May 31, 2013, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the  Federal Mine Safety and Health Act of 1977  (the “Mine Act”).

Item 5. Other Information

None.

Item 6.  Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit Number	Description
10.1	Lease Assignment Agreement, dated March 6, 2013, incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on March 12, 2013
10.2	Consulting Agreement with G.W. “Mike” McDonald dated May 1, 2013, incorporated by reference to Exhibit 10.3 of our Form 8-K filed with the SEC on June 10, 2013.
31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1(1)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(1) (2)	XBRL Instance Document
101.SCH(1) (2)	XBRL Taxonomy Extension — Schema
101.CAL(1) (2)	XBRL Taxonomy Extension — Calculations
101.DEF(1) (2)	XBRL Taxonomy Extension — Definitions
101.LAB(1) (2)	XBRL Taxonomy Extension — Labels
101.PRE(1) (2)	XBRL Taxonomy Extension — Presentations

(1)	Submitted Electronically Herewith.

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

Date: July 15, 2013

/s/ Daniel E. Gorski
Daniel E. Gorski, duly authorized officer
Chief Executive Officer and Principal Executive Officer

Date: July 15, 2013

/s/ G. Mike McDonald
G. Mike McDonald, Chief Financial Officer and Principal Financial and Accounting Officer