Form 10-K
period 2013-08-31
Texas Rare Earth Resources Corp.
filed 2013-11-26
CIK 1445942

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission file number: 000-53482

TEXAS RARE EARTH RESOURCES CORP.
 (Exact Name of Registrant as Specified in its Charter)

Delaware	87-0294969
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

539 El Paso Street
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d)
of the Act.  Yes ☐  No  ☒

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

Large Accelerated Filer ☐         Accelerated Filer ☐              Non-Accelerated Filer ☐ Smaller Reporting Company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:    As of February 28, 2013 the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $5,985,043 based upon the closing sale price of the common stock as reported by the OTCQX.US. For purposes of this calculation, shares of common stock held by executive officers, directors and holders of greater than 10% of the registrant's outstanding common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes

The number of shares of the Registrant’s common stock outstanding as of November 25, 2013 was 37,036,916.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2013 Annual General Meeting of Stockholders are incorporated by reference to Part III of this Annual Report on Form 10-K.

PRELIMINARY NOTES

As used in this Annual Report on Form 10-K (“Annual Report”), references to “Texas Rare Earth”, “the Company,” “we,” “our,” “us” or “TRER” mean Texas Rare Earth Resources Corp. and its predecessors, as the context requires.

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

Prospect	A mining property, the value of which has not been determined by exploration.
Proven (Measured) Reserves
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (collectively, “forward-looking statements”). Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.  Forward-looking statements in this Annual Report include, but are not limited to:

•	the progress, potential and uncertainties of our 2013-2014 rare-earth exploration program at our Round Top Project, located near Sierra Blanca, Texas (the “Round Top Project”);
•	timing for an updated Preliminary Economic Assessment for our Round Top Project
•	the success of getting the necessary permits for future drill programs and future project exploration;
•	expectations regarding the ability to raise capital and to continue our exploration plans on its properties; and
•	plans regarding anticipated expenditures at the Round Top Project.

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

PART I
 ITEM 1.  BUSINESS

Corporate Organization and History

We were incorporated in the State of Nevada in 1970 as Standard Silver Corporation.  In July 2004, our Articles of Incorporation were amended and restated to increase the number of shares of common stock to 25,000,000, and in March 2007, we affected a 1 for 2 reverse stock split.  In September 2008, we amended and restated our Articles of Incorporation to:  (i) increase of the number of shares of common stock from 25,000,000 to 100,000,000; and to (ii) authorize an additional 10,000,000 shares of preferred stock, to be issued at management’s discretion.  In September 2010, we amended our Amended and Restated Articles of Incorporation to change our name from Standard Silver Corporation to Texas Rare Earth Resources Corp.

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

Our fiscal year-end is August 31.

Narrative Description of Business

We are a mining company engaged in the business of the acquisition, exploration and development of mineral properties.  We currently hold two nineteen year leases, executed in September 2011 and November 2011 respectively, to explore and develop a 950 acre rare earths project located in Hudspeth County, Texas known as the Round Top Project.  We also have prospecting permits covering 9,345 acres adjacent to the Round Top Project.  Our principal focus is on developing a metallurgical process to concentrate or otherwise extract the metals from the Round Top Project’s rhyolite, although we will continue to examine other opportunities in the region as they develop. We currently have limited operations and have not established that any of our projects or properties contain any Proven or Probable Reserves under SEC Industry Guide 7 (“Guide 7”).

On November 8, 2011, we announced that our supplementary operating plan to expand exploration activities at our Round Top Project had been approved by the Texas General Land Office (GLO); the expanded development and exploration drill plan called for an additional 40 drill holes and 4 diamond core holes for an estimated planned drilled footage of 20,000 feet. The program included 4,000 feet of Core drilling to establish a high level of confidence in the mineralization, provide physical engineering data and additional metallurgical sample. During 2011-2012 the permits were amended and there were 41,765 feet of reverse circulation drilling and 1,294.5 feet of core drilling done on Round Top.

On March 20, 2012, we submitted for approval an updated plan of operations.  The updated plan of operations consisted of the reclassification of the drilling program through to a feasibility study into three phases.  Phase 1 consists of 25 drill locations, phase 2 consists of 41 drill locations and phase 3 consists of 27 drill locations all located on the Round Top Project.   The plan of operations also included two locations for 100 ton bulk sample collection for additional metallurgical tests. We have suspended this phase of physical exploration and development at the Round Top Project pending development of a metallurgical process to extract the potentially marketable metals.

On June 22, 2012, we filed our Preliminary Economic Assessment for our Round Top Project, entitled “NI 43-101 Preliminary Economic Assessment Round Top Project, Sierra Blanca, Texas,” dated June 22, 2012, effective as of May 15, 2012 (the “Report”), with securities regulatory authorities in Canada. On June 26, 2012, the Report was furnished to, not filed with, the SEC on a current report on Form 8-K to satisfy our “public disclosure” obligations under Regulation FD of the Exchange Act. The Report is referenced here for informational purposes only, does not form a part of this Annual Report and is not incorporated herein by reference.

Cautionary Note to Investors: The mineral estimates in the Preliminary Economic Assessment have been prepared in accordance with the requirements of the securities laws in effect in Canada, which differ from the requirements of the securities laws of the United States. The terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) - CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended. These definitions differ from the definitions in SEC Industry Guide 7 under the United States Securities Act of 1933, as amended (the “Securities Act”). Under Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate governmental authority. In addition, the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource” are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under SEC Industry Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into reserves. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC Industry Guide 7 standards as in place tonnage and grade without reference to unit measures.  Accordingly, information in the Preliminary Economic Assessment contains descriptions of our mineral deposits that may not be comparable to similar information made public by United States companies subject to the reporting and disclosure requirements under the United States federal securities laws and the rules and regulations thereunder. Our Round Top Project as described in the Preliminary Economic Assessment currently does not contain any known Proven or Probable Reserves under SEC Industry Guide 7 reporting standards.  U.S. investors are urged to consider closely the disclosure in the Registrant’s latest reports and registration statements filed with the SEC. You can review and obtain copies of these filings at http://www.sec.gov/edgar.shtml. U.S. Investors are cautioned not to assume that any defined resources in these categories will ever be converted into SEC Guide 7 compliant reserves.

On October 3, 2012, our management released updated economic projections related to various revisions to the proposed mine plan presented in the Preliminary Economic Assessment.

Throughout 2013, management has been focused on developing metallurgical processes and refining the mine plan in anticipation of releasing an updated Preliminary Economic Assessment.

On March 14, 2013, we purchased the surface lease at the Round Top Project, known as the West Lease, from the Southwest Wildlife and Range Foundation (the “Foundation”) for $500,000 cash and 1,063,830 shares of our common stock. We also agreed to support the Foundation through an annual payment of $45,000 for ten years to support conservation efforts within the Rio Grande Basin and in particular engaging in stewardship of Lake Amistad, a large and well-known fishing lake near Del Rio, Texas. The West Lease comprises approximately 54,990 acres and is fully paid until 2028, thereby having a lease value of approximately $293,000. Most importantly, purchase of the surface lease gave us unrestricted surface access for the potential development and mining of our Round Top Project.

On May 8, 2013, we released testing results by an independent laboratory of the leaching characteristic of the rhyolite at our Round Top Project, which demonstrates characteristics that may be favorable to heap leach mining at the Round Top project.  These leaching characteristics are described in greater detail below under the section heading “Item 2. Properties – Round Top Project – Metallurgy”.

On September 30, 2013 we released the results on column leach testing by an independent laboratory and announced our intention to issue a revised Preliminary Economic Assessment based on a heap leach operation designed to produce approximately 2,500 tons per year of heavy rare earth elements plus yttrium.  The column leach testing results are described in greater detail below under the section heading “Item 2. Properties – Round Top Project – Metallurgy”.

Current and Planned Exploration Activities

On March 20, 2012, we submitted to the Texas General Land Office (the “GLO”) for approval an updated plan of operations.  The updated plan of operations consisted of the reclassification of the drilling program through the Feasibility Study into three phases.  Phase 1 consists of 25 drill locations, phase 2 consists of 41 drill locations and phase 3 consists of 27 drill locations all located on the Round Top Project.   The plan of operations also included two locations for 100 ton bulk sample collection for additional metallurgical tests. Drilling on the Round Top Project was planned to twin certain of the historic drill holes, infill drill between existing holes and step out drill beyond the known area to better define the margins of the deposit. Coverage is planned to be adequate to begin block modeling of the deposit. As of March 2012, a geologic model of the Round Top Project was developed by TRER and Gustavson and provided the basis for the PEA that was issued in Q2 2012. We have designated the sites for several holes on the adjacent Little Round Top Mountain, and several additional holes are planned to test the deeper potential. This drilling was expected to produce at least 150 tonnes of sample, all of which were to be stored and used for metallurgical testing.

We have suspended this phase of physical exploration and development at the Round Top Project pending development of a metallurgical process to extract the potentially marketable metals.

As announced on October 3, 2012, we engaged our independent experts to prepare twin updated studies on the Round Top Project, including refinements to the Preliminary Economic Assessment 80,000 tonnes per day mine plan and a smaller “enhanced vat acid leach” at a staged ramp-up from 10,000 tonnes per day.  However, as the leaching characteristics of the rhyolite at the Round Top Project have become clearer through our ongoing efforts in coordination with our independent experts, we have determined instead to focus on an updated Preliminary Economic Assessment based on a heap leach operation designed to produce approximately 2,500 tons per year of heavy rare earth elements plus yttrium.  We currently anticipate that the updated Preliminary Economic Assessment will be completed before the end of calendar year 2013.

Trends – Rare-Earth Market

Rare earth elements (or “REEs”) are a group of chemically similar elements that usually are found together in nature; they are referred to as the “lanthanide series.” These individual elements have a variety of characteristics that are important in a wide range of technologies, products, and applications and are critical inputs in existing and emerging applications including: computer hard drives, cell phones, clean energy technologies, such as hybrid and electric vehicles and wind power turbines; multiple high-tech uses, including fiber optics, lasers and hard disk drives; numerous defense applications, such as guidance and control systems and global positioning systems; and advanced water treatment technology for use in industrial, military and outdoor recreation applications. As a result, global demand for REE is projected to steadily increase due to continuing growth in existing applications and increased innovation and development of new end uses.  Interest in developing resources domestically has become a strategic necessity as there is limited production of these elements outside of China.  Our ability to raise additional funds in order to complete our plan of exploration and, if warranted, development at the Round Top Project may be impacted by future prices for REEs.

Pricing for REEs has experienced significant volatility over the past several years, but current prices for all REEs remain significantly higher than pre-2010 levels, although they have fallen from the peak levels seen in 2011. According to www.metal-pages.com (“Metal-Pages”) REE prices increased from mid-2010 to mid-2011 approximately 2,000 to 3,000 percent, depending on the element, and then REE prices began decreasing through the end of 2011. REO prices of individual oxides increased considerably during the first two quarters of 2011 but declined thereafter through to the end of the year.  Beginning in the second quarter of 2012, REE prices have decreased significantly for all REEs.

Pricing is affected by a number of factors, including the general health of the global economy, efforts to institute greater environmental reforms in China, industry consolidation, stockpile build-ups in China and by consumers and governments, lack of certainty regarding future REE production, development and continued use of REE technologies, potential oversupply, potential substitution of other metals, and potential for recycling REEs.

REE supply markets continue to be dominated by China, which produced an estimated 86% of the global REE production in 2012. IMCOA forecasts that global rare earth supply will increase to 180,000 mt in 2016, with China producing approximately 65% of that total. In relation to global REE demand, based on the IMCOA Report, REE total demand is forecasted to increase from 115,000 tonnes in 2012 to 162,500 tonnes in 2016.  It is forecasted that the demand for REE will increase at a rate of eight to 10 percent per year for the next five to 10 years, but this is dependent on continued development and use of REEs in new technologies.

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

Competition

The mining industry is highly competitive.  We compete with numerous companies, substantially all with greater financial resources available to them.  We therefore are operating at a significant disadvantage in the course of acquiring mining properties and obtaining materials, supplies, labor, and equipment.  Additionally, we are and will continue to be an insignificant participant in the business of exploration and mineral property development.  A large number of established and well-financed companies are active in the mining industry and will have an advantage over us if they are competing for the same properties.  Nearly all such entities have greater financial resources, technical expertise and managerial capabilities than ourselves and, consequently, we will be at a competitive disadvantage in identifying possible mining properties and procuring the same.

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

In the fiscal year ended August 31, 2013, we incurred minimal costs in complying with environmental laws and regulations in relation to our operating activities.  Costs in the fiscal year ended August 31, 2014 will be substantially similar, but slightly lower due to our anticipated decreased drilling activities at our Round Top Project.

Employees

Including our executive officers, we currently have four fulltime employees.  We also retain qualified technical contractors through a third party administrator and utilize the services of qualified consultants with geological and mineralogical expertise.

Recent Corporate Developments

The following significant corporate developments occurred during our fiscal year ended August 31, 2013 and the subsequent period through the filing of this Annual Report:

Resignation of Vice President of Project Development and Engineering

On September 14, 2012, we and Mr. Anthony Garcia mutually agreed upon the resignation of Mr. Garcia as our Senior Vice President of Project Development and Engineering effective retroactively to August 31, 2012.  In connection with Mr. Garcia’s resignation as our Senior Vice President of Project Development, we entered into a Confidential Severance, Waiver and Release Agreement with Mr. Garcia, dated September 14, 2012, to be retroactively effective August 31, 2012, whereby in exchange for a full general release and waiver of any obligations owed by us to Mr. Garcia,  Mr. Garcia is entitled to receive:  (i) continuation of his current salary of $200,000, as of the time of termination, for a period of twelve months (minus applicable withholding), paid through our payroll practices; and (2) continuation of health benefits through our payment of his COBRA premiums, if elected within the time period required by law, during the period from September 1, 2012 through February 28, 2013 (or such shorter period as Mr. Garcia is entitled to COBRA continuation coverage under the terms of our insurance policies or plans). As of August 31, 2013 we have fulfilled our obligation in full to Mr. Garcia.

Supplemental Agreement with former CFO

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

OTCQX Listing Matters

The 180 calendar day grace period for the Corporation to regain compliance with the minimum bid price requirement of $1.00 under the rules of the OTCQX U.S. Premier expired on November 13, 2012. Starting on November 14, 2012, the quotations for our shares of common stock moved from the OTCQX U.S. Premier to the OTCQX U.S. for continued quotations.

Foundation Litigation with the Texas GLO and Lease Assignment with Foundation

On November 23, 2012, we announced that we had learned that the GLO had filed a lawsuit  against the Foundation seeking a declaratory judgment that the restrictions on mining in Section 5.06(1) (no mining during hunting season), Section 5.06(2) (no mining after dark or before dawn), and Section 5.06(4) (no lights) of the grazing and agricultural lease (Surface Lease SL 20040002, known as the “West Lease”) are legally void and unenforceable in violation of the public policy of the State of Texas.

On March 6, 2013, we entered into a lease assignment (the “Lease Assignment Agreement”) with the Foundation, pursuant to which the Foundation agreed to assign to us the West Lease.  In exchange for the West Lease, we agreed to:  (i) pay the Foundation $500,000 in cash; (ii) issue 1,063,830 shares of our common stock, par value $0.01; and (iii) make ten (10) payments to the Foundation of $45,000 each, in which the first such payment was paid in June, 2013, and the nine (9) subsequent payments due on or before June 1 of each of the following years, such payments to be used by the Foundation to support conservation efforts within the Rio Grande Basin.  The closing of the transaction contemplated by the Lease Assignment Agreement was completed on March 8, 2013.  The lease assignment has rendered the lawsuit between the Foundation and the GLO moot.  See “Part I – Item 3. Legal Proceedings” below for more details.

Stock Option Repricing and Stock Repurchase

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

Consulting Agreements

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

Annual Meeting

On February 15, 2013, we held our annual general meeting of stockholders at the Wyndham El Paso Airport Hotel, 2027 Airway Boulevard, El Paso, Texas 79925 at 10:00 a.m. local time.   Stockholders representing 29,550,506 shares or 80.85% of the shares of common stock authorized to vote (36,550,009) were present in person or by proxy, representing a quorum for the purposes of the annual general meeting.  The complete results of our annual meeting were filed on Form 8-K on February 25, 2013.

Metallurgy Results

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

Resignations and Appointments to the Board

On May 27, 2013, Mr. John Tumazos resigned as a director and non-executive chairman of our Board.

On June 4, 2013, we appointed Ms. Laura Lynch to serve as a member of our Board. Ms. Lynch has not been appointed to serve on any committees of the Board.

On October 1, 2013, we appointed Mr. Jack Lifton to serve as a member of our Board. Mr. Lifton has not been appointed to serve on any committees of the Board.

S-8 Registration Statement

On September 23, 2013, we filed a registration statement on Form S-8 to register 7 million common shares. $0.01 par value, with the United States Securities and Exchange Commission (the “SEC”) for issuance upon exercise of stock options granted under the Company’s Amended and Restated 2008 Stock Option Plan.

Available Information

We make available, free of charge, on or through our Internet website, at www.trer.com our Annual Report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Our Internet website and the information contained therein or connected thereto are not intended to be, and are not incorporated into this Annual Report.

Our filings can also be viewed at our corporate offices, located at 539 El Paso Street, Sierra Blanca, Texas 79851. Our reports, registration statements and other information can be inspected on the SEC’s website at www.sec.gov and such information can also be inspected and copies ordered at the public reference facilities maintained by the SEC at the following location: Judiciary Plaza, 100 F Street NE, Washington, D.C. 20549.

Executive Officers of the Company

The following table sets forth certain information regarding our executive officers as of October 31, 2013.

Name	Age	Position
Daniel E. Gorski	74	Chief Executive Officer and Director
G.W. “Mike” McDonald	78	Chief Financial Officer
Laura Lynch	55	Vice President of External Affairs

Daniel E. Gorski - Mr. Gorski has severed as a director of the Company since January 2006 and as the Company’s chief operating officer since May 2011. Prior thereto, Mr. Gorski served as the Company’s president and chief executive officer from January 2007 to May 2011. From July 2004 to January 2006, Mr. Gorski was the co-founder and vice president of operations for High Plains Uranium Inc., a uranium exploration and development company that went public on the Toronto Stock Exchange in December 2005. Between June 1996 to May 2004, Mr. Gorski served as an officer and director of Metalline Mining Co., a publicly traded mining and development company with holdings in the Sierra Mojada Mining District, Coahuila, Mexico. From January 1992 to June 1996, Mr. Gorski was the exploration geologist under contract to USMX Inc. and worked exclusively in Latin America. Mr. Gorski earned a BS in 1960 from Sul Ross State College, in Alpine, Texas and an MA in 1970 from the University of Texas in Austin, Texas. Mr. Gorski has over forty-three years of experience in the mining industry.

G.W. “Mike” McDonald – Mr. McDonald received a BS in geology from Sul Ross State College in 1959. He has over 40 years of experience in all phases of oil and gas exploration, development, and production. Mr. McDonald worked for Shell Oil Company in their East Texas, Rocky Mountain and West Coast Divisions from 1960 until 1975. Mr. McDonald handled public relations and governmental affairs for Shell. He was also responsible for Shell’s field operations, including pipeline rights-of-way, well locations, Indian affairs, lease and production purchases. From 1975 until 1980, Mr. McDonald worked for Exxon Corporation in their East Texas Division where, among other duties, he negotiated lease and production purchases. In 1980, Mr. McDonald founded Roseland Oil & Gas Inc., a publicly traded oil and gas exploration and production company, with operations in Texas, Wyoming, Utah and Washington. In 1987, Mr. McDonald sold his interest in Roseland and since has been engaged in exploration and production of oil and gas for his own account and through joint ventures. In addition to Mr. McDonald’s oil and gas business, in 1991, he was President of Ferex Corporation, a publicly traded company, engaged in the business of recycling scrap metals, both ferrous and non-ferrous.  Mr. McDonald previously served as the Chief Financial Officer and Vice President of the TRER from January 2004 to December 1, 2010, and on the board of directors from January 2004 to March 2011.

Laura Lynch - Ms. Lynch is a graduate of the University of Texas at Austin. Ms. Lynch is currently a Partner at the CL Ranch, a ranching/farming/mining operation in Hudspeth County. CL ranch is active in the mining and distribution of gypsum. Ms. Lynch has deep ties to the El Paso, Ft. Worth and Austin business communities and currently works as a consultant to the Registrant pursuant to a consulting agreement in which Ms. Lynch assists the Registrant in community relations and land acquisition.

ITEM 1A. RISK FACTORS

The following sets forth certain risks and uncertainties that could have a material adverse effect on our business, financial condition and/or results of operations, and the trading price of our common stock which may decline and investors may lose all or part of their investment. These risk factors should be considered along with the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause our actual results or financial condition to differ materially from those projected in forward-looking statements.  Additional risks and uncertainties that we do not presently know or that we currently deem immaterial also may impair our business operations. We cannot assure you that we will successfully address these risks or that other unknown risks exist that may affect our business.

Risk Related to Our Business

We have a history of losses and will require additional financing to fund exploration and, if warranted, development and production of our properties.  Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern.

We had no revenues during the fiscal year ended August 31, 2013.  For the fiscal year ended August 31, 2013, our net loss was approximately $3,700,000. Our accumulated deficit at August 31, 2013 was approximately $26,500,000. At August 31, 2013, our cash position was approximately $2,400,000 and our working capital was approximately $2,200,000.  We have not commenced commercial production on any of our mineral properties. We have no revenues from operations and anticipate we will have no operating revenues until we place one or more of our properties into production. All of our properties are in the exploration stage.

We will need to raise additional funding to implement our business strategy.  Our management believes that based on our current working capital, we will be able to continue operations through the end of calendar year 2014 without raising additional capital.  During our fiscal year ending August 31, 2014, we plan to spend approximately $682,000 for metallurgical testing and flow sheet development, additional geologic and resource modeling and compliance costs associated with state governmental agencies and appropriate staff and consulting expenses.  The timing of these expenditures is dependent upon a number of factors, including the availability of third party contractors. We estimate that general and administrative expenses during fiscal year ending August 31, 2014 will be approximately $1,500,000 to include payroll, investor relations, professional services, travel, and other expenses necessary to conduct our operations. We have reduced our staff, closed the Denver office and plan to reduce all other costs possible in order to accomplish our objectives without the necessity of raising additional capital.

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

The most likely source of future financing presently available to us is through the sale of our securities. Any sale of our shares of common stock will result in dilution of equity ownership to existing stockholders. This means that if we sell shares of common stock, more shares will be outstanding and each existing srockholder will own a smaller percentage of the shares then outstanding.  Alternatively, we may rely on debt financing and assume debt obligations that require us to make substantial interest and capital payments.  Also, we may issue or grant warrants or options in the future pursuant to which additional shares of common stock may be issued. Exercise of such warrants or options will result in dilution of equity ownership to our existing stockholders.

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

We have no history of producing metals from any of our properties. Our properties are all exploration stage properties in various stages of exploration and evaluation. Our Round Top Project is an early exploration stage project. Advancing properties from exploration into the development stage requires significant capital and time, and successful commercial production from a property, if any, will be subject to completing feasibility studies, permitting and construction of the mine, processing plants, roads, and other related works and infrastructure. As a result, we are subject to all of the risks associated with developing and establishing new mining operations and business enterprises including:

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

Conditions in the rare earth industry have been, and may continue to be, extremely volatile, which could have a material impact on our company.

Conditions in our industry have been extremely volatile.  Prices and supply and demand for REEs, have been impacted by numerous factors, including changes in economic conditions and demand for REEs and changes, or perceived changes, in Chinese quotas for export of REEs. According to www.metal-pages.com (“Metal-Pages”) REE prices increased from mid-2010 to mid-2011 approximately 2,000 to 3,000 percent, depending on the element, and then REE prices began decreasing through the end of 2011. REO prices of individual oxides increased considerably during the first two quarters of 2011 but declined thereafter through to the end of the year.  Beginning in the second quarter of 2012, REE prices have decreased significantly for all REEs. If conditions in our industry remain volatile, our share price may continue to exhibit volatility as well. In particular, if prices or demand for REEs were to decline, our share price would likely decline.

Permitting, licensing and approval processes are required for our operations and obtaining and maintaining these permits and licenses is subject to conditions which we may be unable to achieve.

Both mineral exploration and extraction require permits from various federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. Permits known to be required are (i) an operating plan for the conduct of exploration and development approved by the Texas General Land Office, (ii) an operating plan for production approved by the Texas General Land Office, (iii) various reporting to and approval by the Texas Railroad Commission regarding drilling and plugging of drill holes, and (v) reporting to and compliance with regulations of the Texas Commission of Environmental Quality.  If we recover uranium from our mineral prospects, we will be required to obtain a source material license from the United States Nuclear Regulatory Commission.  We may also be subject to the reporting requirements and regulations of the Texas Department of Health.

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

On June 12, 2012, we announced that since March of 2012, the Corporate Governance and Nominating Committee (the “Committee”) of our board of directors, which is composed entirely of independent directors, with the assistance of independent special counsel to the Committee, has been conducting an internal review and investigation of certain matters of corporate governance and compliance with federal securities laws (the “Internal Review”). As a result of the recent report of the independent counsel on such counsel’s findings of the Internal Review and a further review of the recommendations of independent counsel by the Committee and our Board, at the direction of the Board, we contacted the SEC on June 8, 2012, to report our findings.  It is uncertain what actions, if any, the SEC will take in relation to the matters self-reported to the SEC and there is risk as to whether such actions, if any, would include reprimanding, fining or otherwise sanctioning us, which could negatively affect us.

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

In order to provide capital for the operation of our business, we may enter into additional financing arrangements.  These arrangements may involve the issuance of new common stock, preferred stock that is convertible into common stock, debt securities that are convertible into common stock or warrants for the purchase of common stock.  Any of these items could result in a material increase in the number of shares of common stock outstanding which would in turn result in a dilution of the ownership interest of existing common stockholders.  In addition, these new securities could contain provisions, such as priorities on distributions and voting rights, which could affect the value of our existing common stock.

We have approximately 37 million shares of common stock outstanding.  In addition to our common stock, we have (i) warrants that may be exercised into 7,840,000 shares of common stock exercisable at $2.50 per share, (ii) warrants that may be exercised into 1,497,000 shares of common stock at $2.50 per share, (iii) warrants that may be exercised into 250,000 of common stock at $5.00 per share, (iv) warrants that may be exercised into 33,334 shares of common stock at $3.75 per share, and (v) options that may be exercised into 3,875,000 shares of common stock at $0.50 to $4.00 issued to Directors and Officers.  The issuance of shares upon exercise of these options and warrants may result in substantial dilution to the interests of other stockholders and may adversely affect the market price of our common stock.

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

Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  Since our common stock trades at a price of less than $5.00 per share, the additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock.

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

Control by current stockholders.

The current stockholders have elected the directors and the directors have appointed current executive officers to serve our Company.  The voting power of these stockholders could also discourage others from seeking to acquire control of us through the purchase of our common stock which might depress the price of our common stock.

Investment in our Company has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below. If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Executive and Field Offices

Our headquarters are located at 539 El Paso Street, Sierra Blanca, Texas 79851. The El Paso warehouse located at 11459 Pellicano Dr., El Paso, Texas was terminated in June 2013. We have moved our accounting functions to our former office in Tyler, Texas under the supervision of our largest current stockholder and former CFO, G. W. McDonald.

Overview of the Round Top Rare Earth-Uranium-Beryllium Project

We are currently in the exploration stage and have not established that our Round Top Project contains Proven or Probable Reserves as defined under SEC Guide 7.

Description and Access

Round Top is a small mountain, one of a group of five that comprises the Sierra Blanca, located in Hudspeth County approximately eight miles northwest of the town of Sierra Blanca. The property is reached by truck on a private dirt road that turns north off Interstate 10 access road approximately one mile west of the town of Sierra Blanca.  A railroad line is located approximately one to three miles from the Round Top Project and a spur line stops at a stone quarry within three miles of the Round Top Project.

On March 14, 2013, we purchased the surface lease at the Round Top Project, known as the West Lease, from the Foundation for $500,000 cash and 1,063,830 shares of our common stock. We also agreed to support the Foundation through an annual payment of $45,000 for ten years to support conservation efforts within the Rio Grande Basin and in particular engaging in stewardship of Lake Amistad, a large and well-known fishing lake near Del Rio, Texas. The West Lease comprises approximately 54,990 acres and is fully paid until 2028, thereby having a lease value of approximately $293,000. Most importantly, purchase of the surface lease gave us unrestricted surface access for the potential development and mining of our Round Top Project.

Figure 1 - Round Top Location Map

Acquisition and Ownership

Prospecting Permits

TRER currently holds prospecting permits covering land in Hudspeth County. The prospecting permits allow for exploration activities on approximately 9,345 acres. Currently, TRER has yet to complete drilling on lands identified within the permits due to the requirement of completing archeological studies. TRER intends to complete archeological studies in all areas for future exploration. To date, all exploration work has occurred on areas with approved archeological assessments. A summary of the prospecting permits is listed in Table 1 below:

Table 1 TRER Permit Numbers and Associated Acres

Permit #	Acres
HM-114639	640
HM-114640	640
HM-114641	250
HM-114642	640
HM-114643	400
HM-114644	360
HM-114645	340
HM-110374	640
HM-110375	640
HM-110378	640
HM-110377	640
Pending	640
Pending	640

TRER has approximately 9,345 acres under annual prospecting permits with the State of Texas. TRER entered into the prospecting permits on September 24, 2011 and all are renewable on or before the anniversary date at a cost $1.00 per acre

September 2011 Lease

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

Under the lease, we will pay the State of Texas a lease bonus of $142,518; $44,718 of which was paid upon the execution of the lease, and $97,800 which will be due when we submit a supplemental plan of operations to conduct mining.  Upon the sale of minerals removed from Round Top, we will pay the State of Texas a $500,000 minimum advance royalty.

Thereafter, we will pay the State of Texas a production royalty equal to eight percent (8%) of the market value of uranium and other fissionable materials removed and sold from Round Top and six and one quarter percent (6 1/4%) of the market value of all other minerals removed and sold from Round Top.

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

In August 2013, we paid the State of Texas a delay rental of $44,718.

November 2011 Lease

On November 1, 2011, we entered into a mining lease with the State of Texas covering 90 acres, more or less, of land that we purchased in September 2011 near our Round Top site.  The deed was recorded with Hudspeth County on September 16, 2011. Under the lease, we paid the State of Texas a lease bonus of $20,700 which was paid upon the execution of the lease.  Upon the sale of minerals removed from Round Top, we will pay the State of Texas a $50,000 minimum advance royalty.  Thereafter, we will pay the State of Texas a production royalty equal to eight percent (8%) of the market value of uranium and other fissionable materials removed and sold from Round Top and six and one quarter percent (6 1/4%) of the market value of all other minerals sold from Round Top.

Thereafter, assuming production of paying quantities has not been obtained, we may pay additional delay rental fees to extend the term of the lease for successive one (1) year periods pursuant to the following schedule:

	Per Acre Amount	Total Amount
November 1, 2013 – 2014	$50	$4,500
November 1, 2015 – 2019	$75	$6,750
November 1, 2020 – 2024	$150	$13,500
November 1, 2025 – 2029	$200	$18,000

In August 2013, we paid the State of Texas a delay rental to extend the term of the lease in an amount equal to $4,500.

Geology

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

Mineralization

Round Top rhyolite is enriched in Heavy Rare Earth Elements (HREEs). Statistical review of the current data shows that an estimated 70% of the total REE’s grade being HREEs. REE mineralization occurs primarily as disseminated microcrystals of varieties of fluorite (such as yttrium-rich yttrofluorite) where HREEs have substituted for calcium, and as other REE-bearing accessory minerals. REE minerals occur mainly in vugs and as crystal coatings, suggesting late-stage crystallization from an incompatible element-rich fluid.

The Round Top rhyolite was divided into five different alteration phases based on the intensity of hematitic and hydrothermal alteration: red rhyolite, pink rhyolite, tan rhyolite; brown rhyolite and gray rhyolite. Hematitic alteration is a replacement of the magnetite by hematite and gives the rhyolite a red to pink color. Hydrothermal alteration was late and gives the rhyolite a tan to brown color. Mostly unaltered, gray rhyolite was also documented.

Initial geochemical testwork, presented in Section 13, suggests that the gray and pink rhyolite units have the highest REE content, averaging between 554 and 615 parts per million (ppm) total REE + Yttrium (Y). Red and tan rhyolites, which may be strongly vapor-phase altered, contain about 8% lower abundance of REE and the brown rhyolite, which may be altered hydrothermally or by groundwater, contains about 23% less REE than the gray and pink varieties.

Metallurgy

The Round Top Project rhyolite requires further evaluation of its mineralogical makeup and economic modeling to determine the appropriate course for potential future commercial development.  However, the size of this rhyolite deposit, the high percentage (68-72%) of heavy rare earth elements to the total rare earth elements and the leaching characteristics of the host rock could make a heap leach mine a viable option at lower capital costs than the mine plan described in our current PEA released June 22 2012. The Preliminary Economic Assessment is mentioned here for informational purposes only and is not incorporated herein by reference.

On October 27, 2011, we announced that we had completed Phase I of its metallurgical testing and characterization.  This mineralogical study reconfirmed that the rare earth minerals are finely disseminated throughout the rhyolite host rock. Based on the initial ore characterization, this testing reconfirms the simplistic rare earth element mineral associations, which suggests favorable metallurgical processing options. Phase II was focused on pre-concentration evaluation and other diagnostic testing including acid leaching of the rare earth minerals.  The results of this testing is described in the PEA..

On May 8, 2013, we announced independent confirmation of potential favorable heap leach characteristics, based on coarse leach testing at an independent lab.  The results are summarized below:

	La	Ce	Pr	Nd	Sm	Eu	Gd	Tb	Dy	Ho
	ppm	ppm	ppm	ppm	ppm	ppm	ppm	ppm	ppm	ppm
Ore Grade	31	98	12.2	34.8	11.1	0.6	11.5	3.77	30.7	7.98
Recovery 1	21	65	8.4	25.3	8.6	<0.4	9.5	3.20	25.3	6.37
Recovery 2	16	55	7.7	22.8	8.3	0.4	9.3	3.11	24.7	6.20
Average Recovery	18.5	60	8.05	24.05	8.45		9.4	3.155	25.0	6.285
% Recovery	60%	61%	66%	69%	76%	67%	82%	84%	81%	79%

	Er	Tm	Lu	Yb	Y	Th	U	Be	Li
	ppm	ppm	ppm	ppm	ppm	ppm	ppm	ppm	ppm
Ore Grade	33.8	7.37	9.12	57	218	183.5	40.7	32.2	410
Recovery 1	25.8	5.09	5.32	36.4	185	146.5	20.0	6.50	270
Recovery 2	25.1	5.04	5.33	36.5	184	143.9	21.5	4.80	270
Average Recovery	25.45	5.065	5.325	36.45	184.5	145.2	20.75	5.65	270
% Recovery	75%	69%	58%	64%	85%	79%	51%	18%	66%

*La=Lanthanum, Ce= Cerium, Pr= Praseodymium, Nd= Neodymium, Sm= Samarium, Eu= Europium, Gd= Gadolinium, Tb= Terbium, Dy=Dysprosium, Ho= Holmium, Er= Erbium, Tm= Thulium, Lu= Lutetium, Yb= Ytterbium, Y= Yttrium, Th=Thorium, U= Uranium, Be= Beryllium, Li= Lithium

A sieved 2 to 4 mm (~1/8th to 1/4 inch) fraction of the composite rhyolite sample being used for all metallurgical testing was submitted. This sample was leached in 14.7 gm/l (14.7% by wt) sulfuric acid at room temperature for two weeks.

On July 16, 2013, we announced the results of an independent heap leach scoping study static leach test which confirmed recoveries up to 79.9%.  The test results indicated the following:

1.  Comparison of the calculated heads and the assayed heads for the elements of interest are similar. Hence, it is reasonable to conclude that the minerals are fairly uniformly distributed in the deposit.

2.  Extractions for Yttrium varied from 20.8 to 61.1% for the different sizes with a combined extraction of 48.6%.  Extractions for Dysprosium varied from 23.8% to57.7% with a combined extraction of 44.5%.

3. The highest extractions for all minerals of interest were in the ½ in X ¼ in size fractions. The extractions dropped significantly in the minus ¼ in size fraction.

4. The acid consumption was reasonable for the coarse size fractions (>1/2 inch) and more than doubled for the minus ¼ inch material.

On September 30, 2013, we announced the results of preliminary column leach testing.  Preliminary column leach testing of Round Top rhyolite crushed to 1/2 inch has yielded the following recoveries of the heavy rare earth elements (terbium and heavier) plus yttrium. These tests were run for 60 days with 7.5 wt. percent sulfuric acid. Recoveries of the heavy rare earth elements plus Yttrium were as follows:

Yttrium (Y):	91%
Dysprosium (Dy):	87%
Lutetium (Lu):	67%
Holmium (Ho):	86%
Erbium (Er):	83%
Thulium (Tm):	77%
Ytterbium (Yb):	74%
Terbium (Tb):	87%

While concurrent work on the froth floatation and agitated leaching of the concentrates yielded acceptable recoveries, the whole rock column leach testing indicates better overall recoveries at potentially lower capital and operating costs. This rock also shows other very favorable heap leach characteristics with ore slump of 0.18%, ore wt. loss of 2.25% and retained moisture of 6.4%.

Work will continue to optimize the recoveries of the heavy rare earth elements (HREE) and yttrium as well as potentially valuable by-products such as uranium, beryllium and lithium and the light rare earth elements (LREE).

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

On June 22, 2012, we filed our PEA for our Round Top Project, entitled “NI 43-101 Preliminary Economic Assessment Round Top Project, Sierra Blanca, Texas,” dated June 22, 2012, effective as of May 15, 2012, with securities regulatory authorities in Canada. On June 26, 2012, the PEA was furnished to, not filed with, the Commission on Form 8-K to satisfy our “public disclosure” obligations under Regulation FD of the Exchange Act.  The PEA is mentioned here for informational purposes only and is not incorporated herein reference.

Cautionary Note to Investors: The mineral estimates in the PEA have been prepared in accordance with the requirements of the securities laws in effect in Canada, which differ from the requirements of United States securities laws. The terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) - CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended. These definitions differ from the definitions in SEC Industry Guide 7 under the United States Securities Act of 1933, as amended (the “Securities Act”). Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate governmental authority. In addition, the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource” are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under SEC Industry Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into reserves. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC Industry Guide 7 standards as in place tonnage and grade without reference to unit measures.  Accordingly, information in the Preliminary Economic Assessment contains descriptions of our mineral deposits that may not be comparable to similar information made public by United States companies subject to the reporting and disclosure requirements under the United States federal securities laws and the rules and regulations thereunder. Our project as described in the PEA currently does not contain any known proven or probable ore reserves under SEC Guide 7 reporting standards.  U.S. investors are urged to consider closely the disclosure in the Registrant’s latest reports and registration statements filed with the SEC. You can review and obtain copies of these filings at http://www.sec.gov/edgar.shtml. U.S. Investors are cautioned not to assume that any defined resources in these categories will ever be converted into SEC Guide 7 compliant reserves.

Exploration and Engineering Costs

To date we have incurred exploration costs at the Round Top Project of approximately $10.5 million.  In the fiscal year ending August 31, 2013 our total exploration costs were approximately $1.28 million.  We anticipate that our exploration costs for the fiscal year ending August 31, 2014 will be approximately $682,000, which will consist primarily of metallurgical expenses.  We expect that our current cash balance will be enough to meet our exploration costs for the next fiscal year.

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

The nearest population center to the Round Top Project is Sierra Blanca, Texas. The town of Sierra Blanca is approximately six miles to the southeast of the Round Top Project site. The population was 533 in 2000 and 510 during the 2007 census. Skilled mining labor and support could be found in El Paso, approximately 85 miles to the northeast.

A major rail line parallels Interstate 10 approximately three to four miles west and south of the mine site. Approximately three miles from the Project site is a commercial rock quarry in operation which produces ballast for the railroad. The rock quarry operation has a rail road spur which is approximately two to three miles from the Project.

Power is currently supplied to Sierra Blanca through El Paso Electric Services. El Paso Electric Services has approximately 1,643 megawatts of generating capacity. The existing 69 kV line will have to be upgraded from either Caliente or Sparks stations near El Paso. Approximately 75 to 90 miles of line will have to be upgraded for operation of the plant. It is likely that power during construction will be provided by a temporary 69 kV line from the Sierra Blanca transmission line and on-site generators. An actual source of power has not been determined but all potential power suppliers will be evaluated. Upgrading of the El Paso Electric Services transmission lines will be required no matter which power option is selected.

Water for the project may be obtained from four potential groundwater sources: Red Light Draw/Eagle Flats, Wild Horse/Michigan Flats, the Diablo Plateau aquifer, and the Bone Springs-Victoria Peak aquifer near Dell city in Hudspeth County. The Wild Horse/Michigan Flats and the Bone Spring-Victoria Peak aquifers are all located within groundwater conservation districts and would provide potential permitting hurdles as compared to either Red Light Draw or Eagle Flats. TRER currently is pursuing an agreement with the GLO for exploration into the Red Light Draw area. A report produced by LGB-Guyton Associates a specialty groundwater and environmental engineering consultant has identified Red Light draw as the primary target for water supply for TRER. LGB-Guyton Associates evaluated the groundwater potential simplistically with a ground water model to confirm the source was able to provide 6,000 to 12,000 acre feet/year pumping rates. The quality of the water is expected to be adequate for process water needs and the water will require treatment to be potable.

Located approximately 28 miles to the north of the Round Top Project area is a transcontinental natural gas pipeline. The pipeline, with an eight-inch diameter pipe, is owned and operated by El Paso Natural Gas. The pipeline allows for the Project to consider utilizing an off take from the pipeline to the plant site for heating of the processing and management buildings. The use of the natural gas versus a propane system on site will need to be evaluated further. Expected uses of the propane/natural gas would be for heating the administration and process mine facilities, as well as for potentially increasing the temperature of the leach acid to a specified temperature. No large demand propane or natural gas fuel requirements are foreseen. Capital assessment assumes propane fuel basis.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended August 31, 2013, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

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

Fiscal Year 2014	High	Low

Quarter ended November 30, 2013 (through October 30, 2013)	$0.73	$0.24

Fiscal Year 2013	High	Low

Quarter ended August 31, 2013	$0.35	$0.21
Quarter ended May 31, 2013	$0.63	$0.34
Quarter ended February 28, 2013	$0.59	$0.15
Quarter ended November 30, 2012	$0.46	$0.14

Fiscal Year 2012	High	Low

Quarter ended August 31, 2012	$0.80	$0.30
Quarter ended May 31, 2012	$1.35	$0.27
Quarter ended February 29,2012	$2.00	$1.11
Quarter ended November 30, 2011	$2.55	$1.50

The last bid price of our common stock on October 30, 2013 was $0.45 per share.

Holders

The approximate number of holders of record of our common stock as of October 30, 2013 was 509.

Dividends

We have not paid any cash dividends on our equity security and our board of directors has no present intention of declaring any cash dividends.  We are not prohibited from paying any dividends pursuant to any agreement or contract.

Repurchase of Securities

We did not repurchase any of our securities during our fourth quarter ended August 31, 2013.

Amended 2008 Stock Option Plan

In September 2008, the Board adopted our 2008 Stock Option Plan (the “2008 Plan”), which was also approved by our shareholders in September 2008.  In May 2011, the board of directors adopted an amendment to our 2008 Plan (the “Amended 2008 Plan”), which was also approved by our shareholders in August 2011. The Amended 2008 Plan increased the number of shares available for grant from 2,000,000 to up to 5,000,000 shares of our common stock for awards to our officers, directors, employees and consultants.  On February 15, 2012, our stockholders approved an increase of 2,000,000 of shares of common stock available for issuance under the amended 2008 Stock Option Plan (the “Plan”).  As amended, the Plan provides for 7,000,000 shares of common stock for all awards.  Other provisions of the Amended 2008 Plan remain the same as under our 2008 Plan.  As of August 31, 2013, a total of 3,125,000 shares of our common stock remained available for future grants under the Amended 2008 Plan.  The following table sets forth certain information as of August 31, 2013 concerning our common stock that may be issued upon the exercise of options or warrants or pursuant to purchases of stock under the Amended 2008 Plan:

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options and Warrants	(b) Weighted-Average Exercise Price of Outstanding Options and Warrants	(c) Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	3,875,000	$1.14	3,125,000
Equity compensation plans not approved by stockholders	--	N/A	--

Total	3,875,000	$1.14	3,125,000

Recent Sales of Unregistered Securities During Fiscal 2012

All unregistered sales of equity securities during the period covered by the Annual Report were previously disclosed in our current reports on Form 8-K.

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

As announced on October 3, 2012, we intend to commission an expanded version of the June 2012 Preliminary Economic Analysis to include scaled down operations beginning at 15,000 tonnes per day, and to include other potentially valuable elements such as uranium and thorium which are present in the rock. We believe a "scaled down” model is a much better fit with the present rare earth market. The expanded PEA will also model a variety of processes as we develop them during the course of our ongoing metallurgical research, which is our primary focus at this time.

In addition to the Round Top Project, we also own title to 12 unpatented mining claims, the Macho group, comprising 240 acres covering the Old Dude Mine, located in Sierra County, New Mexico.  The Old Dude Mine has a production history of silver, lead, zinc and gold dating from the 1890s.  We also own  another 18 unpatented mining claims and fractional claims, the HA group, comprising 274 acres  covering an andesite hosted vein system similar to and 10 miles to the southwest of the Macho District. These claims surround another historic producer, the Graphic Mine. The geologic setting at the HA property is the same as the Macho. We do not intend to schedule any physical exploration such as drilling or geophysics at these properties but will actively seek joint development or sale of them. We do not consider these properties to be material to our operations at this time.

Our current management and Board are stockholder-centric, and receive either no cash compensation or much less than previous management. See our most recent proxy statement on Schedule 14A as filed with the SEC on December 28, 2012, for more information regarding the compensation of officers and directors. We will require definitive scientific documentation, rigorous economic studies, consideration of a wide range of alternatives and meticulous oversight of any cash outlays of stockholder funds.

Current Plan of Operations

Metallurgical Studies

We intend to reevaluate the economics in our PEA issued in fiscal year 2012.  Our re-optimization goals include but are not limited to the following metallurgical considerations:

#1 Conducting metallurgical testing to establish the actual recoveries of REO.

#2 Evaluating potential recovery of non-REE minerals as referenced in the May 16, 2011 press release in the second 3rd party mineralization calculation that we requested on August 23, 2012.

#3 Reducing unit capital costs by modifying or eliminating components from the mine and plant as described in the PEA.

#4 Reducing the absolute capital costs by evaluating smaller scale operations.

#5 Minimizing process risks that have caused startup delays to other mines. For example, high pressure grinding rolls and hydromet processes that have not met design standards in initial years at some other mines. We believe that a simplified process that bypasses such stages reduces risks to stockholders.

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

We believe the Round Top Project offers the highest rates of return from extraction and concentration, and potentially much less return from final refining if overseas traders or local partners offer reasonable terms to buy concentrates.

These considerations incorporate the twin goals of minimizing risk and improving returns. We believe that the highest standards of environmental protection minimize risks, most importantly as lengthy environmental permit delays prevent job creation, delay royalty and tax revenues to the benefit of the State of Texas and delay other benefits.

No future economic analysis will be reliable unless metallurgical recovery rates and the process flow chart have been documented to rigorous standards. For this reason our greatest efforts in the past year and the next year will be toward metallurgical process development. Our process design considerations involve many factors, and we will not rush any evaluation until we develop a high level of confidence that our scientists have unlocked the full values.

The “time line” slide #21 of our June 15, 2012 PEA presentation has become out of date. We contemplate a longer period of up front research, comparisons and “validation testing” of metallurgical processes prior to any final decisions in plant design or “plan of operations” that may be submitted to environmental regulatory agencies. We are optimistic that a smaller scale of operation, potential higher process recovery rates and better design will shorten and simplify permitting. We have no specific timetable and have no plans to communicate such until definitive metallurgical testing and flow chart design have been completed.

Opportunities For Joint Development Of Exploration Potential Of The Round Top Property

Although we have no plans in the next 24 months to conduct more physical exploration, we do believe, as stated in our 2010 presentations, that there are untested exploration targets present. They are:

1. Uranium-beryllium mineralization at the lower contact of the rhyolite and the underlying sedimentary rock. This class of mineralization was the target of the successful exploration program conducted in the late 1980's by Cabot Corporation and Cyprus Exploration. It appears to be structurally controlled and associated with a later phase of hydrothermal or gas phase deposition that occurred sometime after the emplacement of the rhyolite. This fluorite-beryllium replacement mineralization in what is termed the West Side Fault under the north side of Round Top was the topic of a 1988 in-house feasibility study by Cyprus Minerals to historical standards (not NI 43-101 compliant under today’s Canadian regulations, not a Guide 7 compliant feasibility study) to produce beryllium. This zone is the location of the intact decline and lateral mine workings developed by Cyprus Minerals in 1988-89. Sampling and analysis by TRER indicates the presence of uranium mineralization occurring adjacent to and likely associated with these beryllium bearing structures. This "Contact Zone" mineralization is not restricted to Round Top and is present under the Sierra Blanca rhyolite and there is some evidence in drill holes on Little Blanca that this style of mineralization may also be present there.

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

Liquidity and Capital Resources

As of August 31, 2013, we had a working capital surplus of approximately $2.2 million. We will need to raise additional funding to implement our business strategy.  Our management believes that based on our current working capital, we will be able to continue operations through the end of calendar year 2014 without raising additional capital.  During our fiscal year ending August 31, 2014, we plan to spend approximately $682,000 for metallurgical testing and flow sheer development, additional geologic and resource modeling and compliance costs associated with state governmental agencies and appropriate staff and consulting expenses.  The timing of these expenditures is dependent upon a number of factors, including the availability of third party contractors.

We estimate that general and administrative expenses during fiscal year ending August 31, 2014 will be approximately $1.5 million to include payroll, severance payments to ex-employees, investor relations, professional services, travel, and other expenses necessary to conduct our operations.

We have reduced our staff, closed the Denver office and plan to reduce all other costs possible in order to accomplish our objectives without the necessity of raising additional capital.  During our fiscal 2013 year-end we entered into an agreement with our Denver landlord to terminate our lease early.  The plan called for two payments of $15,201.  Our first payment was made on August 31, 2013 and the second payment will be made on December 31, 2013.  The early termination of this lease resulted in a total savings to us of $18,350.

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

(1) Early exercise of warrants by stockholders;

(2) Sales of royalties on our Macho Silver property, rare earth elements or non-rare earth elements as may be subsequently documented;

(3) Sale of our Macho Silver property;

(4) Joint Venture or sale of the “Contact Zone” enriched in beryllium and uranium that was the earlier subject of Cyprus Minerals 1988 historical definitive feasibility study; and

(5) Based on our experience in operating "narrow vein" deposits, possible participation in other mining ventures as operators for or partners with other investors or companies.

During the twelve month period ended August 31, 2013, we invested approximately $10,000 for the purchase of land in the surrounding area of Round Top and $1,364,852 for a lease assignment with Southwest Range & Wildlife Foundation, Inc., a Texas non-profit corporation covering 54,990.11 acres in Hudspeth County, Texas.  In exchange for the West Lease, we agreed to:  (i) pay the Foundation $500,000 in cash; (ii) issue 1,063,830 of our common shares, par value $0.01 (the “Common Shares”); and (iii) make ten (10) payments to the Foundation of $45,000 each.  The first payment was made in June 2013, with nine (9) subsequent payments due on or before June 1 of each of the following years.  We sold furniture and equipment from our Denver office a net book value totaling approximately $16,000 and recognized a loss on the disposal of these assets of approximately $12,000.  We donated equipment with a net book value totaling approximately $8,500 of which approximately $7,350 was expensed as a charitable contribution, and $1,000 recognized as a loss on the disposal of the asset.

Results of Operations

Fiscal Years ended August 31, 2013 and 2012

Revenue

We had no operating revenues during the fiscal years ended August 31, 2013 and 2012.  We are not currently profitable.  As a result of ongoing operating losses, we had an accumulated deficit of approximately $26.5 million as of August 31, 2013.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the fiscal years ended August 31, 2013 and 2012, in the amount of approximately $1.3 million and $7.6 million, respectively.  The decrease in expenditures for the fiscal year ended August 31, 2013 over the fiscal year ended August 31, 2012, was primarily due to the completion of our drilling operations in fiscal 2012 and related geological consulting fees necessary for the publishing of our PEA of our Round Top Project.  Expenditures during fiscal year 2013 were primarily for metallurgical testing.

Our general and administrative expenses for the fiscal year ended August 31, 2013 were approximately $2.4 million.  For the fiscal year ended August 31, 2013, this amount included approximately $354,000 in non-cash stock-based compensation to directors, approximately $22,500 in non-cash compensation to outside consultants and a cash severance fee of approximately $240,000 paid to our ex-chief financial officer.  The remaining expenditures totaling approximately $1.77 million were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.  For the fiscal year ended August 31, 2012, our general and administrative expenses totaled approximately $6,755,000.  This amount included non-cash expenses of approximately $2,103,000 of stock compensation amortization for two of our executive officers and one employee and a one-time charge of approximately $604,000 for 400,000 options granted to four of our Directors as continuing compensation for their service on the board, and a one-time charge of approximately $152,000 to four of our Directors as initial compensation for the acceptance of Board positions.  The remaining expenditures totaling approximately $3,896,000 were primarily for legal, accounting & professional fees, investor relations, payroll and related taxes and benefits, occupancy costs, information technology, travel and other general and administrative expenses necessary for our operations.

We had losses from operations for the fiscal years ended August 31, 2013 and 2012 totaling approximately $3,685,000 and $14,400,000 million, respectively and net losses for the fiscal years ended August 31, 2013 and 2012 totaling approximately $3,690,000 and $14,375,000.  We earned interest and other income netting approximately $13,000 for the fiscal year ended August 2012.

Off-Balance Sheet Arrangements

For the fiscal years ended August 31, 2013 and 2012, we did not have any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position, or cash flow.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are fairly presented in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Management believes that the following critical accounting estimates and judgments have a significant impact on our financial statements; Valuation of options granted to Directors and Officers using the Black-Scholes model, and fair value of mineral properties. The accounting policies are described in greater detail in Note 2 to our audited annual financial statements for the fiscal year ended August 31, 2013.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Texas Rare Earth Resources Corp
Sierra Blanca, Texas

We have audited the accompanying balance sheets of Texas Rare Earth Resources Corp (the “Company”) as of August 31, 2013 and 2012, and the related statements of operations, shareholders' equity, and cash flows for each of the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Rare Earth Resources Corp as of August 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/ LBB & ASSOCIATES LTD., LLP
LBB & Associates Ltd., LLP

Houston, Texas
November 25, 2013

Texas Rare Earth Resources Corp
BALANCE SHEETS

	August 31, 2013	August 31, 2012

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$2,374,017	$6,517,935
Prepaid expenses and other current assets	61,828	74,149
Total current assets	2,435,845	6,592,084

Property and equipment, net	148,217	250,909
Mineral properties	1,718,286	343,434
Deposits	111,250	102,840

TOTAL ASSETS	$4,413,598	$7,289,267

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$228,834	$478,430
Current portion of note payable	29,007	-
Total current liabilities	257,841	478,430
Note payable - net of current portion and discount	290,845	-
Total liabilities	548,686	478,430

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, noshares issued and outstanding as of August 31, 2013 and August 31, 2012	-	-
Common stock, par value $0.01; 100,000,000 shares authorized, 37,036,916 and 36,550,009 shares issued and outstanding as of August 31, 2013 and August 31, 2012, respectively	370,370	365,501
Additional paid-in capital	30,001,752	29,262,684
Accumulated deficit	(26,507,210)	(22,817,348)
Total shareholders' equity	3,864,912	6,810,837

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,413,598	$7,289,267

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
STATEMENTS OF OPERATIONS

	Year Ended August 31,
	2013	2012

OPERATING EXPENSES
Exploration costs	$1,281,998	$7,633,368
General & administrative expenses	2,403,226	6,754,706

Total operating expenses	3,685,224	14,388,074

LOSS FROM OPERATIONS	(3,685,224)	(14,388,074)

OTHER INCOME (EXPENSE)
Loss on asset disposal	(12,835)	(14,498)
Interest and other income	24,388	28,306
Interest expense	(16,191)	(334)
Total other income (expense)	(4,638)	13,474

NET LOSS	$(3,689,862)	$(14,374,600)

Net loss per share:
Basic and diluted net loss per share	$(0.10)	$(0.40)

Weighted average shares outstanding:
Basic and diluted	36,670,297	35,964,877

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
STATEMENTS OF SHAREHOLDERS' EQUITY
 For the Period Ended August 31, 2013 and 2012

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at August 31, 2011	-	-	34,596,260	345,964	24,818,022	(8,442,748)	16,721,238

Shares issued for services	-	-	10,000	100	19,100	-	19,200
Shares issued for cash	-	-	1,943,749	19,437	1,083,687	-	1,103,124
Options issued to Officers	-	-	-	-	3,341,875	-	3,341,875
Net loss	-	-	-	-	-	(14,374,600)	(14,374,600)

Balance at August 31, 2012	-	$-	36,550,009	$365,501	$29,262,684	$(22,817,348)	$6,810,837

Options issued to Officers and Directors	-	-	-	-	376,629	-	376,629
Repurchase of common stock outstanding	-	-	(576,923)	(5,769)	(126,923)	-	(132,692)
Common Stock issued for assumption of West Lease	-	-	1,063,830	10,638	489,362	-	500,000
Net loss	-	-	-	-	-	(3,689,862)	(3,689,862)

Balance at August 31, 2013	-	-	37,036,916	$370,370	$30,001,752	$(26,507,210)	$3,864,912

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
STATEMENTS OF CASH FLOWS

	Year Ended August 31
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,689,862)	$(14,374,600)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	86,272	84,838
Loss on disposition of fixed asets	12,835	14,498
Stock-based compensation	376,629	3,361,075
Changes in operating assets and liabilities:
Prepaid expenses and other assets	3,912	(122,885)
Accounts payable and accrued expenses	(249,596)	(101,377)
Net cash used in operating activities	(3,459,810)	(11,138,451)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mineral properties	(510,000)	(200,078)
Purchase of fixed assets	(696)	(158,226)
Proceeds from sale of property and equipment	4,280	25,500
Net cash used in investing activities	(506,416)	(332,804)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock warrants	-	1,103,124
Payment on note payable	(45,000)	-
Repurchase of treasury stock	(132,692)	-
Net cash provided by (used in) financing activities	(177,692)	1,103,124

NET CHANGE IN CASH	(4,143,918)	(10,368,131)
CASH, BEGINNING OF PERIOD	6,517,935	16,886,066
CASH, END OF PERIOD	$2,374,017	$6,517,935

SUPPLEMENTAL INFORMATION
Interest paid	$191	$334
Taxes paid	$-	$-
Issuance of common stock for lease assignment.	$500,000
Note payable for lease assignment	$364,852	$-

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP.
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2013 AND 2012

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

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (Continued)

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs including related property and equipment costs. To determine if these costs are in excess of their recoverable amount, periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with ASC 360-10-35-15,  Impairment or Disposal of Long-Lived Assets. Exploration costs were approximately $1,282,000 and $7,633,000 for the years ended August 31, 2013 and 2012, respectively.

Share-based Payments

The Company estimates the fair value of share-based compensation using the Black-Scholes valuation model, in accordance with the provisions of ASC 718,  Stock Compensation and ASC 505, Share-Based Payments .  Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of our stock, the risk-free rate, and dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the option holders, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

Amended 2008 Stock Option Plan

In September 2008, the Board adopted our 2008 Stock Option Plan (the “2008 Plan”), which was also approved by our shareholders in September 2008.  In May 2011, the board of directors adopted an amendment to our 2008 Plan (the “Amended 2008 Plan”), which was also approved by our shareholders in August 2011. The Amended 2008 Plan increased the number of shares available for grant from 2,000,000 to 5,000,000 shares of our common stock for awards to our officers, directors, employees and consultants.  On February 15, 2012, our stockholders approved an increase of 2,000,000 of shares of common stock available for issuance under the amended 2008 Stock Option Plan (the “Plan”).  As amended, the Plan provides for 7,000,000 shares of common stock for all awards.  Other provisions of the Amended 2008 Plan remain the same as under our 2008 Plan.  As of August 31, 2013, a total of 3,125,000 shares of our common stock remained available for future grants under the Amended 2008 Plan.

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

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Our financial instruments consist principally of cash, accounts payable and accrued liabilities and note payable.  The carrying amounts of such financial instruments in the accompanying financial statements approximate their fair values due to their relatively short-term nature.  It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

Recent Accounting Pronouncements

Pronouncements between August 31, 2013 and the date of this filing are not expected to have a significant impact on our operations, financial position, or cash flow, nor does the Company expect the adoption of recently issued, but not yet effective, accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of office furniture, equipment and vehicles.  The property and equipment are depreciated using the straight-line method over their estimated useful life of 3-20 years.  Our fixed assets consist of the following:

	August 31, 2013	August 31, 2012
Furniture &office equipment	$85,889	$111,582
Vehicles	105,299	105,299
Computers & software	48,071	56,176
Field equipment	71,396	73,953
Total cost basis	310,655	347,010
Less: Accumulated depreciation	(162,438)	(96,101)
Property & equipment, net	$148,217	$250,909

Depreciation expense for the years ending August 31, 2013 and 2012 was $86,272 and $84,838, respectively.

NOTE 4 – MINERAL PROPERTIES

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

Under the lease, we will pay the State of Texas a lease bonus of $142,518; $44,718 of which was paid upon the execution of the lease, and $97,800 which will be due when we submit a supplemental plan of operations to conduct mining.  Upon the sale of minerals removed from Round Top, we will pay the State of Texas a $500,000 minimum advance royalty.

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

 In August 2013, we paid a delay rental to the State of Texas upon execution of the lease in the amount of $44,718.

November 2011 Lease

On November 1, 2011, we entered into a mining lease with the State of Texas covering 90 acres, more or less, of land that we purchased in September 2011 near our Round Top site.  The deed was recorded with Hudspeth County on September 16, 2011. Under the lease, we paid the State of Texas a lease bonus of $20,700 which was paid upon the execution of the lease.  Upon the sale of minerals removed from Round Top, we will pay the State of Texas a $50,000 minimum advance royalty.  Thereafter, we will pay the State of Texas a production royalty equal to eight percent (8%) of the market value of uranium and other fissionable materials removed and sold from Round Top and six and one quarter percent (6 1/4%) of the market value of all other minerals sold from Round Top.

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

In August 2013, we paid a delay rental to the State of Texas of $4,500.

On March 6, 2013, we entered into a lease assignment (the “Lease Assignment Agreement”) with Southwest Range & Wildlife Foundation, Inc., a Texas non-profit corporation  (the “Foundation”), pursuant to which the Foundation agreed to assign to us a surface lease identified with the State of Texas as Surface Lease SL20040002 (the “West Lease”), which covers 54,990.11 acres in Hudspeth County, Texas.  In exchange for the West Lease, we agreed to:  (i) pay the Foundation $500,000 in cash; (ii) issue 1,063,830 of our common shares, par value $0.01 (the “Common Shares”); and (iii) make ten (10) payments to the Foundation of $45,000 each.  The first payment was made in June 2013, and the nine (9) subsequent payments due on or before June 1 of each of the following years, such payments to be used by the Foundation to support conservation efforts within the Rio Grande Basin.  The Lease Assignment Agreement contains standard representations, warranties and covenants. The closing of the transaction. contemplated by the Lease Assignment Agreement was completed on March 8, 2013.

NOTE 5 – NOTE PAYABLE

In relation to the Foundation lease discussed in Note 4 the Company recorded a note payable for an amount for the initial $45,000 due upon signing of lease and the nine (9) future payments due of $45,000 which has been recorded at its present value discounted with an imputed interest rate of 5% for a total note payable of $364,852. At August 31, 2013 the current portion due is $29,007 and long-term portion due is $290,845. The total note payable due at August 31, 2013 is $319,852. The Company has also accrued interest expense of $16,000 as of period end which is included in accrued liabilities.

Future maturities

Year	Principle amount due

2014	$29,007
2015	30,458
2016	31,981
2017	33,580
2018	35,259
2019 thereafter	159,567
Total	$319,852

NOTE 6 – INCOME TAXES

The following table sets forth a reconciliation of the federal income tax for the years ended August 31, 2013 and 2012:

	2013	2012

Loss before income taxes	$(3,689,862)	$(14,374,600)

Income tax benefit computed at statutory rates	$(1,254,553)	$(4,887,364)
Increase in valuation allowance	1,282,989	3,701,883
Non-deductible stock compensation	128,054	1,136,237
Permanent differences, nondeductible expenses	1,379	4,771
Other	(157,869)	44,473
Tax benefit	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as a deferred tax asset and liability.  Significant components of the deferred tax assets are set out below along with a valuation allowance to reduce the net deferred tax asset to zero.

In order to comply with generally accepted accounting principles, management has decided to establish a valuation allowance because of the potential that the tax benefits underlying deferred tax asset may not be realized.  Significant components of our deferred tax asset at August 31, 2013 and 2012 are as follows:

Deferred tax assets (liability)	2013	2012
Net operating loss carryfowards	$2,948,178	$2,248,448
Stock compensation	1,264,291	1,136,237
Assets, exploration cost, depreciation and amortization	3,299,156	2,843,950
Less: valuation allowance	(7,511,624)	(6,228,635)

Net deferred tax assets	$-	$-

As a result of a change in control effective in April 2007, our net operating losses prior to that date may be partially or entirely unavailable, by law, to offset future income and, accordingly, are excluded from the associated deferred tax asset.

The net operating loss carryforward in the approximate amount of $8,671,000 will begin to expire in 2033.  We file income tax returns in the United States and in one state jurisdiction.  With few exceptions, we are no longer subject to United States federal income tax examinations for fiscal years ending before 2009, and is no longer subject to state tax examinations for years before 2008.

NOTE 7– SHAREHOLDERS’ EQUITY

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

During the year ended August 31, 2013, we expensed approximately $354,100 in non-cash stock-based compensation to directors and approximately $22,500 in non-cash compensation to outside consultants.

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

On June 4, 2013, the Board of Directors approved and granted options to Ms. Lynch for her service to the Board.  Ms. Lynch received 100,000 options exercisable at $0.50 per share for a period of ten years, vesting immediately, for service as a director of the corporation. With respect to these options, the Black-Scholes pricing model was used to estimate the fair value of the 100,000 options issued during the period to these directors, using the assumptions of a risk free interest rate of 2.14%, dividend yield of 0%, volatility of 311%, and an expected life of ten years. Total value of options expensed is about $27,000.

On June 17, 2013, the Board of Directors approved and granted options to Mr. Marchese, Mr. Pingitore and Mr. Wolfe for their service to the Board.  Each of these three members received 250,000 options exercisable at $0.50 per share for a period of five years, vesting 1/36 at the end of each month of service as a director of the corporation and 225,000 options exercisable at $1.00 per share for a period of five years, vesting 1/36 at the end of each month of service as a director of the corporation. With respect to these options, the Black-Scholes pricing model was used to estimate the fair value of the 1,425,000 options issued during the period to these directors, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 310%, and an expected life of 5 years. These options are being expensed over the vesting period of 36 months. Total value to be expensed is about $427,000

On June 17, 2013, the Board of Directors approved and granted a total of 300,000 options to consultants.  The options are exercisable at $0.40 per share for a period of five years.  All options vest 1/12 at the end of each month of consulting services. With respect to these options, the Black-Scholes pricing model was used to estimate the fair value of the 300,000 options issued during the period to these consultants, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 310%, and an expected life of 5 years. These options are being expensed over the vesting period of 12 months. Total value to be expensed is about $89,900.

Other Equity Items

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

NOTE 7– SHAREHOLDERS’ EQUITY (Continued)

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

Amended 2008 Stock Option Plan Issuances

In September 2008, the Board adopted our 2008 Stock Option Plan (the “2008 Plan”), which was also approved by our shareholders in September 2008.  In May 2011, the board of directors adopted an amendment to our 2008 Plan (the “Amended 2008 Plan”), which was also approved by our shareholders in August 2011. The Amended 2008 Plan increased the number of shares available for grant from 2,000,000 to up to 5,000,000 shares of our common stock for awards to our officers, directors, employees and consultants.  On February 15, 2012, our stockholders approved an increase of 2,000,000 of shares of common stock available for issuance under the amended 2008 Stock Option Plan (the “Plan”).  As amended, the Plan provides for 7,000,000 shares of common stock for all awards.  Other provisions of the Amended 2008 Plan remain the same as under our 2008 Plan.  As of August 31, 2013, a total of 3,125,000 shares of our common stock remained available for future grants under the Amended 2008 Plan.  The following table sets forth certain information as of August 31, 2013 concerning our common stock that may be issued upon the exercise of options or warrants or pursuant to purchases of stock under the Amended 2008 Plan:

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options and Warrants	(b) Weighted-Average Exercise Price of Outstanding Options and Warrants	(c) Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	3,875,000	$1.14	3,125,000
Equity compensation plans not approved by stockholders	--	N/A	--

Total	3,875,000	$1.14	3,125,000

As of August 31, 2013, the Company had 3,875,000 common stock options outstanding.

Warrants

The fair value of the 1,600,000 warrants issued in January 2011 with our 2011 Private Placement was estimated at the date of issue using the Black-Scholes valuation model. The Company included the relative fair value of the warrants of $944,000 as APIC.

The assumptions used are as follows:

August 31, 2013
Expected dividend yield	0%
Risk-free interest rate	1.1%
Expected volatility	404%
Expected warrant life (in years)	5.00

The following January 2011 Warrants are outstanding as of August 31, 2013:

Expiry Date	Exercise Price	August 31, 2013
January 31, 2016	$2.50	1,600,000

NOTE 7– SHAREHOLDERS’ EQUITY (Continued)

The fair value of the 6,240,000 Option Warrants issued in May and June with our 2011 Private Placement was estimated at the date of issue using the Black-Scholes valuation model. The Company recorded the relative fair value of the warrants of $2,236,000 as Additional Paid In Capital.

The assumptions used are as follows:

August 31, 2013
Expected dividend yield	0%
Risk-free interest rate	1.1%
Expected volatility	380%
Expected warrant life (in years)	5.00

The following January 2011 Option Warrants are outstanding as of August 31, 2013:

Expiry Date	Exercise Price	August 31, 2013
June 30, 2016	$2.50	6,240,000

As of August 31, 2013, the Company had 7,840,000 common stock warrants outstanding.

NOTE 8 – SUBSEQUENT EVENTS

On October 1, 2013, we appointed Mr. Jack Lifton to serve as a member of the our Board of Directors (the “Board”). As of the date of the Current Report on Form 8-K, Mr. Lifton has not been appointed to serve on any committees of the Board.  In connection with the appointment of Mr. Jack Lifton to our Board of Directors on October 1, 2013, Mr. Lifton was granted 100,000 options to purchase shares of our common stock, vesting immediately with a term of 5 years and at an exercise price of $0.50. The options were issued pursuant to our amended and restated 2008 Stock Option Plan, a general description of which is contained in our definitive proxy statement on Schedule 14A as filed with the SEC on December 28, 2011, which description is incorporated herein by reference. In addition, Mr. Lifton, as a non-executive director, will receive $10,000 annually, $1,000 for in person board meetings, $500 for telephonic board meetings and $500 for committee meetings (both in person and telephonic) pursuant to our director compensation program.

On August 31, 2013, we entered into a 6 month consulting agreement, effective September 1, 2013 (the “Consulting Agreement”), with Carmot Strategic Group, Inc to provide issue advocacy and industry outreach services. The Consulting Agreement provides for a monthly retainer in the amount of $7,000 (the “Retainer”). In addition to the Retainer, the Board of Directors approved a grant of 10,000 common stock purchase options each month during the term of the agreement at an exercise price of $0.30 per share.  One-sixth of the total grant of the common stock purchase options vest at the end of each month.  The Black-Scholes pricing model was used to estimate the fair value of the 60,000 options issued, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 304%, and an expected life of 5 years. The Company has determined these options to have a total approximate fair value of $16,000.  Since the award vests in equal monthly increments over a 6 month period, the Company is expensing approximately $2,700 monthly for this award over the 6 month vesting period in accordance with the Financial Accounting Standards Board (“FASB”) ASC 505.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended August 31, 2013, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2013. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we have concluded that, as of August 31, 2013, our internal controls over financial reporting were effective based on those criteria.

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

Changes to Internal Control over Financial Reporting

There have not been changes in our internal control over financial reporting during the year ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included under the section entitled “Information on the Board of Directors and Executive Officers” in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with the 2013 annual meeting of shareholders (the “Proxy Statement”), which information is incorporated by reference to this Annual Report on Form 10-K.

For disclosure regarding our Executive Officers, see the section headed: “ITEM 1. - Executive Officers of the Company” above.

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

10.19	Employment Agreement by and between the Company and Marc LeVier, incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on May 9, 2011.
10.20	Director’s Agreement by and between the Company and Jim Graham, incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the SEC on May 9, 2011.
10.21	Option Agreement for Wm. Chris Mathers incorporated by reference to Exhibit 10.21 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.
10.22	Form of Directors Option Agreement incorporated by reference to Exhibit 10.22 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.
10.23	Form of Registration Rights Agreement for May/June option exercises, incorporated by reference to Exhibit 10.12 of our Form 10-Q for the period ended May 31, 2011 filed with the SEC on July 15, 2011.
10.24	Denver Colorado Facilities Lease, incorporated by reference to Exhibit 10.13 of our Form 10-Q for the period ended May 31, 2011 filed with the SEC on July 15, 2011.
10.25	Employment Agreement between the Company and Anthony Garcia dated August 11, 2011, incorporated by reference to Exhibit 10.25 of the Company’s Form 10-K filed with the SEC on November 15, 2012
10.26	Director Appointment Agreement dated February 2, 2012, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on February 6, 2012
10.27	Separation Agreement and Release between the Company and Marc LeVier incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 24, 2012
10.28
Severance, Waiver and Release Agreement between the Company and Anthony Garcia dated September 14, 2012, incorporated by reference to Exhibit 10.28 of the Company’s Form 10-K filed with the SEC on November 15, 2012

10.29
Supplemental Agreement between the Company and Christopher Mathers dated September 26, 2012, incorporated by reference to Exhibit 10.29 of the Company’s Form 10-K filed with the SEC on November 15, 2012

10.30
Consulting Agreement between the Company and Chemetals, Inc., dated January 22, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2013

10.31
Lease Agreement between the Company and Southwest Range & Wildlife Foundation, Inc., dated March 6, 2012, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2013

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

(2)
Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Operations for the year ended August 31, 2013 and 2012, (ii) Balance Sheets at August 31, 2013 and 2012, (iii) Statements of Cash Flows for the year ended August 31, 2013 and 2012, and (iv) Notes to Financial Statements

(3)
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

DATED:  November 25, 2013

/s/ Mike McDonald
Mike McDonald, Principal Financial and Accounting Officer

DATED:  November 25, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Daniel E Gorski Daniel E Gorski	Chief Executive Officer, Principal Executive Officer and Director	November 25, 2013

/s/ Mike McDonald Mike McDonald	Chief Financial Officer and Principal Financial and Accounting Officer	November 25, 2013

/s/ Anthony Marchese Anthony Marchese	Chairman of the Board	November 25, 2013

/s/ Cecil C Wall Cecil C Wall	Director	November 25, 2013

/s/ Philip Goodell Philip Goodell	Director	November 25, 2013

/s/ Nicholas Pingitore Nicholas Pingitore	Director	November 25, 2013

/s/ James R Wolfe James R Wolfe	Director	November 25, 2013

/s/ Laura Lynch Laura Lynch	Director	November 25, 2013
/s/ Jack Lifton Jack Lifton	Director	November 25, 2013