Form 10-Q
period 2013-11-30
Texas Rare Earth Resources Corp.
filed 2014-01-13
CIK 1445942

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2013
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Number of shares of issuer’s common stock outstanding at January 10, 2014:  37,036,916

Texas Rare Earth Resources Corp
BALANCE SHEETS
(Unaudited)

	November 30, 2013	August 31, 2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,735,206	$2,374,017
Prepaid expenses and other current assets	74,322	61,828
Total current assets	1,809,528	2,435,845

Property and equipment, net	129,012	148,217
Mineral properties	1,718,286	1,718,286
Deposits	51,207	111,250

TOTAL ASSETS	$3,708,033	$4,413,598

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$110,915	$228,834
Current portion of notes payable	29,007	29,007
Total current liabilities	139,922	257,841
Notes payable - net of current portion and discount	290,845	290,845
Total liabilities	430,767	548,686

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of November 30, 2013 and
August 31, 2013, respectively	-	-
Common stock, par value $0.01; 100,000,000 shares authorized,
37,036,916 shares issued and outstanding as of
November 30, 2013 and August 31, 2013, respectively	370,370	370,370
Additional paid-in capital	30,119,894	30,001,752
Accumulated deficit	(27,212,998)	(26,507,210)
Total shareholders' equity	3,277,266	3,864,912

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,708,033	$4,413,598

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended November 30,
	2013	2012

OPERATING EXPENSES
Exploration costs	$140,456	$200,886
General and administrative expenses	563,302	576,591

Total operating expenses	703,758	777,477

LOSS FROM OPERATIONS	(703,758)	(777,477)

OTHER INCOME (EXPENSE)
Interest and other income	1,970	3,368
Interest and other expense	(4,000)	(8,910)
Total other income (expense)	(2,030)	(5,542)

NET LOSS	$(705,788)	$(783,019)

Net loss per share:
Basic and diluted net loss per share	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	37,036,916	36,550,009

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended November 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(705,788)	$(783,019)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation expense	19,205	20,546
Loss on disposition of fixed assets	-	8,773
Stock-based compensation	118,142	143,484
Changes in operating assets and liabilities:
Prepaid expenses and other assets	47,549	18,400
Accounts payable and accrued expenses	(117,919)	(92,663)
Net cash used in operating activities	(638,811)	(684,479)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mineral properties	-	(10,000)
Purchase of fixed assets	-	-
Proceeds from sale of fixed assets	-	3,205
Net cash used in investing activities	-	(6,795)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(638,811)	(691,274)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,374,017	6,517,935
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,735,206	$5,826,661

SUPPLEMENTAL INFORMATION
Interest paid	$-	$137
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Texas Rare Earth Resources Corp
Notes to Interim Financial Statements
November 30, 2013
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Texas Rare Earth Resources Corp. (“we”, “us”, “our”, the “Corporation”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read  in conjunction with the audited financial statements and notes thereto contained in our annual report on Form 10-K, for the year ended August 31, 2013, dated November 26, 2013 as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended August 31, 2013 as reported in our annual report on Form 10-K, have been omitted.

NOTE 2 – MINERAL PROPERTIES

September 2011 Lease

On September 2, 2011, we entered into a new mining lease with the Texas General Land Office covering Sections 7 and 18 of Township 7, Block 71 and Section 12 of Block 72, covering approximately 860 acres at Round Top Mountain in Hudspeth County, Texas.  The mining lease issued by the Texas General Land Office gives us the right to explore, produce, develop, mine, extract, mill, remove, and market beryllium, uranium, rare earth elements, all other base and precious metals, industrial minerals and construction materials and all other minerals excluding oil, gas, coal, lignite, sulfur, salt, and potash.  The term of the lease is nineteen (19) years so long as minerals are produced in paying quantities.

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

November 2011 Lease

On November 1, 2011, we entered into a mining lease with the State of Texas covering 90 acres, more or less, of land that we purchased in September 2011 near our Round Top site. The term of the lease is nineteen (19) years.  The deed was recorded with Hudspeth County on September 16, 2011. Under the lease, we paid the State of Texas a lease bonus of $20,700 which was paid upon the execution of the lease.  Upon the sale of minerals removed from Round Top, we will pay the State of Texas a $50,000 minimum advance royalty.  Thereafter, we will pay the State of Texas a production royalty equal to eight percent (8%) of the market value of uranium and other fissionable materials removed and sold from Round Top and six and one quarter percent (6 1/4%) of the market value of all other minerals sold from Round Top.

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

NOTE 3 – NOTE PAYABLE

In relation to the Foundation lease discussed in Note 2 the Company recorded a note payable for an amount for the initial $45,000 due upon signing of lease and the nine (9) future payments due of $45,000 which has been recorded at its present value discounted with an imputed interest rate of 5% for a total note payable of $364,852. At November 30, 2013 the current portion due is $29,007 and long-term portion due is $290,845. The total note payable due at November 30, 2013 is $319,852. The Company has also accrued interest expense of $20,000 as of period end which is included in accrued liabilities.

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

During the three months ended November 30, 2013, we expensed approximately $118,000 for stock based compensation to our directors and consultants for stock options previously issued.

On September 1, 2013, the Board of Directors approved and granted a total of 60,000 options to consultants.  The options are exercisable at $0.30 per share for a period of five years.  All options vest 1/6 at the end of each month of consulting services. With respect to these options, the Black-Scholes pricing model was used to estimate the fair value of the 60,000 options issued during the period to these consultants, using the assumptions of a risk free interest rate of 1.62%, dividend yield of 0%, volatility of 303%, and an expected life of 5 years. These options are valued at approximately $16,000 and are being expensed over the vesting period of 6 months in the amount of approximately $2,700 per month.

On October 1, 2013, we appointed Mr. Jack Lifton to serve as a member of the our Board. In connection with the appointment of Mr. Jack Lifton to our Board on October 1, 2013, Mr. Lifton was granted 100,000 options to purchase shares of our common stock, vesting immediately with a term of 5 years and at an exercise price of $0.50. With respect to these options, the Black-Scholes pricing model was used to estimate the fair value of the 100,000 options issued during the period to this director, using the assumptions of a risk free interest rate of 1.42%, dividend yield of 0%, volatility of 302%, and an expected life of 5 years. These options were immediately expensed during the current period in the amount of approximately $47,000. In addition, Mr. Lifton, as a non-executive director, will receive $10,000 annually, $1,000 for in person board meetings, $500 for telephonic board meetings and $500 for committee meetings (both in person and telephonic) pursuant to our director compensation program.

We currently have 37,036,916 shares of our common stock outstanding.

On November 25, 2013, the Board of Directors approved and granted a total of 10,000 options to consultants.  The options are exercisable at $0.50 per share for a period of five years.  All options vest immediately. With respect to these options, the Black-Scholes pricing model was used to estimate the fair value of the 10,000 options issued during the period to these consultants, using the assumptions of a risk free interest rate of 1.37%, dividend yield of 0%, volatility of 298%, and an expected life of 5 years. These options are being expensed immediately in the amount of approximately $5,000.

NOTE 5 – SUBSEQUENT EVENTS

On December 8, 2013, our Board approved and granted 240,000 options to Mr. Marchese, 160,000 options to Dr. Pingitore, and 60,000 options each to Mr. Gorski, Dr. Wolfe, Mr. Lifton, Dr. Goodell, Ms. Lynch and Mr. Wall.  All options to these members are exercisable at $0.50 per share for a period of ten years, vesting immediately. With respect to these options, the Black-Scholes pricing model was used to estimate the fair value of the 760,000 options issued during the period to these directors, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 938%, and an expected life of 10 years. These options will be expensed during the fiscal quarter ending February 28, 2014. Total value to be expensed is approximately $380,000.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”). Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.  Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.  Forward-looking statements in this Quarterly Report on Form 10-Q, include, but are not limited to:

•	the progress, potential and uncertainties of our 2013-2014 rare-earth exploration plans at our Round Top project in Hudspeth County, Texas (the “Round Top Project”);
•	timing for a completed feasibility study for our Round Top Project;
•	the success of getting the necessary permits for future drill programs and future project development;
•	expectations regarding our ability to raise capital and to continue our exploration plans on our properties;
•	plans regarding anticipated expenditures at the Round Top Project; and
•	plans outlined under the section heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Plan of Operation”.

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2013, filed with the SEC on November 26, 2013. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.  We qualify all the forward-looking statements contained in this Quarterly Report by the foregoing cautionary statements.

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

On December 23, 2013, we furnished with the SEC on a Current Report on Form 8-K a revised version of the June 2012 Preliminary Economic Assessment (the “PEA”)based on a 20,000 tonne per day heap leach operation using a conventional element separation plant. The mineralized material estimate was recalculated to include uranium, niobium, tantalum and tin. The revised PEA assesses the potential economic viability of the simplified and "scaled down” operation which we believe is a much better fit with the present rare earth market.  The PEA was furnished to, not filed with, the SEC on Form 8-K to satisfy our “public disclosure” obligations under Regulation FD.  The PEA is mentioned here for informational purposes only and is not incorporated herein reference

Cautionary Note to Investors: The mineral estimates in the PEA have been prepared in accordance with the requirements of the securities laws in effect in Canada, which differ from the requirements of United States securities laws. The terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) - CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended. These definitions differ from the definitions in SEC Industry Guide 7 under the United States Securities Act of 1933, as amended (the “Securities Act”). Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate governmental authority. In addition, the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource” are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under SEC Industry Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into reserves. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC Industry Guide 7 standards as in place tonnage and grade without reference to unit measures. Accordingly, information in the Preliminary Economic Assessment contains descriptions of our mineral deposits that may not be comparable to similar information made public by United States companies subject to the reporting and disclosure requirements under the United States federal securities laws and the rules and regulations thereunder. Our project as described in the PEA currently does not contain any known proven or probable ore reserves under SEC Guide 7 reporting standards. U.S. investors are urged to consider closely the disclosure in the Registrant’s latest reports and registration statements filed with the SEC. U.S. Investors are cautioned not to assume that any defined resources in these categories will ever be converted into SEC Guide 7 compliant reserves.

Our current management and Board are stockholder-centric, and receive either no cash compensation or much less than previous management. See our most recent proxy statement on Schedule 14A as filed with the SEC on December 30, 2013, for more information regarding the compensation of officers and directors. We will require definitive scientific documentation, rigorous economic studies, consideration of a wide range of alternatives and meticulous oversight of any cash outlays of stockholder funds.

Current Plan of Operations

Continued Development

The Company intends to continue to move the Round Top project toward a completed feasibility study. Work will include but not be limited to:

#1 Optimize the recoveries of the REO from the heap leach process.

#2 Evaluate potential of recovery of the non-REE elements being recovered in the leach process, including uranium, beryllium, lithium and potassium.

#3 As soon as practicably possible, initiate the permitting process, water development, geotechnical evaluation of plant and leach fields and evaluating infrastructural needs.

We believe the Round Top Project offers the highest rates of return from extraction and production of separated heavy REE oxides, The current economic model calls for the sale at a discount of a mixed concentrate of the light REE's. The sale of the light REE's as a concentrate has been proposed because revenue from the light REE's represents a relatively small percentage of potential revenue and we desire to minimize capital costs. Should the economic outlook for these light REE's change at some time in the future we will re-evaluate the possibility of producing them as a separated product.

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

Recent Corporate Developments

The following significant corporate developments occurred during our three months ended November 30, 2013 and the subsequent period through the filing of this Quarterly Report:

S-8 Registration Statement
On September 23, 2013, we filed a Post-Effective Amendment No. 1 (the “Post-Effective Amendment”) to our Registration Statement on Form S-8 to deregister 5,000,000  shares of common stock of the Company, $0.01 par value, originally registered by us pursuant to our Registration Statement on Form S-8 filed with the SEC on November 2, 2011 (the “ 2011 Form S-8”), for issuance upon exercise of stock options granted under the Company’s 2008 Amended and Restated Stock Option Plan (the “Option Plan”). A total of 5,000,000 common shares were initially registered for issuance under the 2011 Form S-8.  As of September 23, 2013, 5,000,000 common shares remained available for issuance under the 2011 Form S-8.

Contemporaneously with the filing of this Post-Effective Amendment, we filed a Registration Statement on Form S-8 to re-register the common shares being deregistered pursuant to our Post-Effective Amendment and to register additional common shares issuable upon the exercise of stock options granted under the Option Plan pursuant to an amendment to the Option Plan approved by our stockholders on Febuary 15, 2012.

Mr. Goodell’s Resignation
On December 20, 2013, Mr. Philip Goodell informed our Board of Directors that he would not be standing for re-election to our Board at the next annual meeting of stockholders. Mr. Goodell will continue to serve as a director until the next annual meeting of stockholders, currently scheduled for February 19, 2014. At that time Mr. Goodell will be appointed to our advisory board. Mr. Goodell did not determine to not stand for re-election as a result of any disagreement with the Board regarding its operations, policies or practices.

Liquidity and Capital Resources

As of November 30, 2013, we had a working capital surplus of approximately $1.67 million. We will need to raise additional funding to implement our business strategy.  Our management believes that based on our current working capital, we will be able to continue operations through the end of calendar year 2014 without raising additional capital.  During our fiscal year ending August 31, 2014, we plan to spend approximately $682,000 for metallurgical testing and flow sheer development, additional geologic and resource modeling and compliance costs associated with state governmental agencies and appropriate staff and consulting expenses.  The timing of these expenditures is dependent upon a number of factors, including the availability of third party contractors.

We estimate that general and administrative expenses during fiscal year ending August 31, 2014 will be approximately $1.5 million to include payroll, investor relations, professional services, travel, and other expenses necessary to conduct our operations.

We have reduced our staff, closed the Denver office and plan to reduce all other costs possible in order to accomplish our objectives without the necessity of raising additional capital.  During our fiscal 2013 year-end we entered into an agreement with our Denver landlord to terminate our lease early.  The plan called for two payments of $15,201.  Our first payment was made on August 31, 2013 and the second payment was made in December, 2013.  The early termination of this lease resulted in a total savings to us of $18,350.

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

(2) Joint Venture or sale of the “Contact Zone” enriched in beryllium and uranium that was the earlier subject of Cyprus Minerals 1988 historical definitive feasibility study; and

(5) Actively seeking joint-ventures, strategic partnerships, or off-takes regarding the Round Top Project or the outright sale of the Company.

Results of Operations

Three months ended November 30, 2013 and November 30, 2012

General & Revenue

We had no operating revenues during the three months ended November 30, 2013 and November 30, 2012.  We are not currently profitable.  As a result of ongoing operating losses, we had an accumulated deficit of approximately $27.2 million as of November 30, 2013.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the three months ended November 30, 2013 and November 30, 2012, in the amount of approximately $140,000 and $201,000, respectively.  Expenditures for the three months ended November 30, 2013 and November 30, 2012 were primarily for metallurgical testing and related laboratory fees for our Round Top project.

Our general and administrative expenses for the three months ended November 30, 2013 and November 30, 2012, respectively, were approximately $563,000 and $577,000.  For the three months ended November 30, 2013, this amount included approximately $118,000 in stock-based compensation to directors and consultants.  The remaining expenditures totaling approximately $445,000 were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

For the three months ended November 30, 2012, our general and administrative expenses included approximately $143,000 in stock based compensation to one director and one executive officer.  The remaining expenditures totaling approximately $434,000 were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

We had losses from operations for the three months ended November 30, 2013 and November 30, 2012 totaling approximately $704,000 and $777,000, respectively, and net losses for the three months ended November 30, 2013 and November 30, 2012 totaling approximately $706,000 and $783,000, respectively.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital resources.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are fairly presented in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Management believes that the following critical accounting estimates and judgments have a significant impact on our financial statements; Valuation of options granted to Directors, Officers and consultants using the Black-Scholes model.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended August 31, 2013 as filed with the SEC on November 26, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as provided below, all unregistered sales of equity securities during the quarter were previously disclosed in our current reports on Form 8-K.

The following table describes all securities we issued during the period covered by this report without registering the securities under the Securities Act of 1933, as amended (the “Securities Act”).

Date	Description	Number (A)	Purchaser	Proceeds ($)	Consideration	Exemption (B)
September 1, 2013	Common Stock Purchase Options	60,000	Private Placement Investor	$Nil	Consulting Services	Sec. 4(a)(2)
(A)
Common Stock Purchase Options were issued pursuant to a consulting agreement, pursuant to which the Company will grant 10,000 options at the end of each month during the term of the agreement, which has an initial term of six months.  Options vest in 10,000 increments upon issuance at the end of each month. Each option is exercisable for a 5 year term at an exercise price of $0.30. The options were issued outside of the Company’s 2008 Stock Incentive Plan.

(B)
With respect to sales designated by “Sec. 4(a)(2),” these shares were issued pursuant to the exemption from registration contained in to Section 4(a)(2) of the Securities Act as privately negotiated, isolated, non-recurring transactions not involving any public offer or solicitation. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

We did not repurchase any of our securities during the quarter covered by this report.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended November 30, 2013, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration under the  Federal Mine Safety and Health Act of 1977.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit Number	Description

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1(1)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension — Schema
101.CAL(1)	XBRL Taxonomy Extension — Calculations
101.DEF(1)	XBRL Taxonomy Extension — Definitions
101.LAB(1)	XBRL Taxonomy Extension — Labels
101.PRE(1)	XBRL Taxonomy Extension — Presentations

(1)	Submitted Electronically Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS RARE EARTH RESOURCES CORP.

Date: January 13, 2014

/s/ Daniel E. Gorski
Daniel E. Gorski, duly authorized officer
Chief Executive Officer and Principal Executive Officer

Date: January 13, 2014

/s/ G. Mike McDonald
G. Mike McDonald, Chief Financial Officer and Principal Financial and Accounting Officer