Form 10-Q
period 2014-02-28
Texas Rare Earth Resources Corp.
filed 2014-04-14
CIK 1445942

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2014
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

 Number of shares of issuer’s common stock outstanding at April 9, 2014:  37,036,916

Texas Rare Earth Resources Corp
BALANCE SHEETS
(Unaudited)

	February 28, 2014	August 31, 2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,232,599	$2,374,017
Prepaid expenses and other current assets	38,256	61,828
Total current assets	1,270,855	2,435,845

Property and equipment, net	109,878	148,217
Mineral properties	1,718,286	1,718,286
Deposits	71,244	111,250

TOTAL ASSETS	$3,170,263	$4,413,598

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$83,805	$228,834
Current portion of notes payable	29,007	29,007
Total current liabilities	112,812	257,841
Notes payable - net of current portion and discount	290,845	290,845
Total liabilities	403,657	548,686

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of February 28, 2014 and
August 31, 2013, respectively	-	-
Common stock, par value $0.01; 100,000,000 shares authorized,
37,036,916 shares issued and outstanding as of
February 28, 2014 and August 31, 2013, respectively.	370,370	370,370
Additional paid-in capital	30,597,039	30,001,752
Accumulated deficit	(28,200,803)	(26,507,210)
Total shareholders' equity	2,766,606	3,864,912

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,170,263	$4,413,598

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
UNAUDITED STATEMENTS OF OPERATIONS

	Six Months Ended February 28,		Three Months Ended February 28,
	2014	2013	2014	2013

OPERATING EXPENSES
Exploration costs	$275,420	$456,562	$134,964	$255,676
General and administrative expenses	1,426,482	1,431,311	863,180	854,720

Total operating expenses	1,701,902	1,887,873	998,144	1,110,396

LOSS FROM OPERATIONS	(1,701,902)	(1,887,873)	(998,144)	(1,110,396)

OTHER INCOME (EXPENSE)
Interest and other income	16,309	7,105	14,339	3,737
Other expense	(8,000)	(9,814)	(4,000)	(904)
Total other income (expense)	8,309	(2,709)	10,339	2,833

NET LOSS	$(1,693,593)	$(1,890,582)	$(987,805)	$(1,107,563)

Net loss per share:
Basic and diluted net loss per share	$(0.05)	$(0.05)	$(0.03)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	37,036,916	36,332,202	37,036,916	36,111,975

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended February 28
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,693,593)	$(1,890,582)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation expense	38,339	40,439
Loss on disposition of fixed assets	-	16,991
Stock based compensation	595,287	231,413
Changes in current assets and liabilities:
Prepaid expenses and other assets	63,578	21,019
Accounts payable and accrued expenses	(145,029)	(113,864)
Net cash used in operating activities	(1,141,418)	(1,694,584)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mineral properties	-	(10,000)
Purchase of fixed assets	-	(696)
Proceeds from sale of fixed assets	-	3,405
Net cash used in investing activities	-	(7,291)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock warrants	-	-
Purchase of common stock		(132,692)
Proceeds from exercise of common stock warrants issued in subsequent period	-	-
Net cash provided by financing activities	-	(132,692)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,141,418)	(1,834,567)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,374,017	6,517,935
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,232,599	$4,683,368

SUPPLEMENTAL INFORMATION
Interest paid	$-	$137
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Texas Rare Earth Resources Corp
Notes to Interim Financial Statements
February 28, 2014
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

NOTE 2 – MINERAL PROPERTIES

September 2011 Lease

On September 2, 2011, we entered into a new mining lease with the Texas General Land Office covering Sections 7 and 18 of Township 7, Block 71 and Section 12 of Block 72, covering approximately 860 acres at Round Top Mountain in Hudspeth County, Texas.  The mining lease issued by the Texas General Land Office gives us the right to explore, produce, develop, mine, extract, mill, remove, and market beryllium, uranium, rare earth elements, all other base and precious metals, industrial minerals and construction materials and all other minerals excluding oil, gas, coal, lignite, sulfur, salt, and potash.  The term of the lease is nineteen (19) years.  The lease can be extended beyond its primary term by applying for and receiving approval from the GLO or by production so long as minerals are produced in paying quantities.

Under the lease, we will pay the State of Texas a lease bonus of $142,518; $44,718 of which was paid upon the execution of the lease, and $97,800 of which will be due when we submit a supplemental plan of operations to conduct mining.  Upon the sale of minerals removed from Round Top, we will pay the State of Texas a $500,000 minimum advance royalty.

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

November 2011 Lease

On November 1, 2011, we entered into a mining lease with the State of Texas covering 90 acres, more or less, of land that we purchased in September 2011 near our Round Top site. The primary term of the lease is nineteen (19) years.  The deed was recorded with Hudspeth County on September 16, 2011. Under the lease, we paid the State of Texas a lease bonus of $20,700 which was paid upon the execution of the lease.  Upon the sale of minerals removed from Round Top, we will pay the State of Texas a $50,000 minimum advance royalty.  Thereafter, we will pay the State of Texas a production royalty equal to eight percent (8%) of the market value of uranium and other fissionable materials removed and sold from Round Top and six and one quarter percent (6 1/4%) of the market value of all other minerals sold from Round Top.

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

NOTE 3 – NOTE PAYABLE

In relation to the Foundation lease discussed in Note 2 the Company recorded a note payable for an amount for the initial $45,000 due upon signing of lease and the nine (9) future payments due of $45,000 which has been recorded at its present value discounted with an imputed interest rate of 5% for a total note payable of $364,852. At February 28, 2014 the current portion due is $29,007 and long-term portion due is $290,845. The total note payable due at February 28, 2014 is $319,852. The Company has also accrued interest expense of $11,250 as of February 28, 2014 which is included in accrued liabilities.

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

During the six months ended February 28, 2014, we expensed approximately $595,000 for stock based compensation to our directors and consultants for stock options previously issued.

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

On December 8, 2013, our Board approved and granted 240,000 options to Mr. Marchese, 160,000 options to Dr. Pingitore, and 60,000 options each to Mr. Gorski, Dr. Wolfe, Mr. Lifton, Dr. Goodell, Ms. Lynch and Mr. Wall.  All options to these members are exercisable at $0.50 per share for a period of ten years, vesting immediately. With respect to these options, the Black-Scholes pricing model was used to estimate the fair value of the 760,000 options issued during the period to these directors, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 938%, and an expected life of 10 years. These options were expensed during the quarter ending February 28, 2014. Total value expensed was approximately $380,000.

On January 10, 2014, the Board entered into an agreement with a consultant to provide advisory services to the Company’s Board.  As a part of the agreement the Board approved to provide the consultant with annual cash compensation of $5,000 and a grant of 25,000 options.  The options are exercisable at $0.42 per share for a period of five years.  All options vest immediately. With respect to these options, the Black-Scholes pricing model was used to estimate the fair value of the 25,000 options issued during the period to this advisor, using the assumptions of a risk free interest rate of 2.88%, dividend yield of 0%, volatility of 293%, and an expected life of 5 years. These options are being expensed immediately in the amount of approximately $10,500.

On February 19, 2014, the Board approved a grant of 50,000 options to a consultant to the Company.  The options are exercisable at $0.41 per share for a period of five years.  All options vest immediately. With respect to these options, the Black-Scholes pricing model was used to estimate the fair value of the 50,000 options issued during the period to this advisor, using the assumptions of a risk free interest rate of 2.88%, dividend yield of 0%, volatility of 651%, and an expected life of 5 years. These options are being expensed immediately in the amount of approximately $20,500.

We currently have 37,036,916 shares of our common stock outstanding.

NOTE 5 – SUBSEQUENT EVENTS

On March 3, 2014, our Board approved the repricing of all outstanding Board options for active directors to $0.45.  A total of 3.185 million Directors’ options that were outstanding as of March 3, 2014.  With respect to these options, the Black-Scholes pricing model was used to estimate the fair value of the 3.185 million options outstanding on March 3, 2014, using the assumptions of a risk free interest rate from 1.1% to 2.6%, a dividend yield of 0%, volatility of 205%, to 883% and an expected life of 2 to 9.75 years. The options will be expensed in full during the third quarter 2014 in the amount of approximately $4,400.

On March 19, 2014, the Board approved a grant of 25,000 options to a consultant to the Company.  The options are exercisable at $0.42 per share for a period of five years.  All options vest immediately. With respect to these options, the Black-Scholes pricing model was used to estimate the fair value of the 25,000 options issued during the period to this advisor, using the assumptions of a risk free interest rate of 2.88%, dividend yield of 0%, volatility of 289%, and an expected life of 5 years. These options are being expensed immediately in the amount of approximately $10,500.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”). Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.  Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.  Forward-looking statements in this Quarterly Report on Form 10-Q, include, but are not limited to:

·	the progress, potential and uncertainties of our 2013-2014 rare-earth exploration plans at our Round Top project in Hudspeth County, Texas (the “Round Top Project”);
·	timing for a completed feasibility study for our Round Top Project;
·	the success of getting the necessary permits for future drill programs and future project development;
·	expectations regarding our ability to raise capital and to continue our exploration plans on our properties;
·	plans regarding anticipated expenditures at the Round Top Project; and
·	plans outlined under the section heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Plan of Operation”.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

·	risks associated with our history of losses and need for additional financing;
·	risks associated with our limited operating history;
·	risks associated with our properties all being in the exploration stage;
·	risks associated with our lack of history in producing metals from our properties;
·	risks associated with our need for additional financing to develop a producing mine, if warranted;
·	risks associated with our exploration activities not being commercially successful;
·	risks associated with increased costs affecting our financial condition;
·	risks associated with a shortage of equipment and supplies adversely affecting our ability to operate;
·	risks associated with mining and mineral exploration being inherently dangerous;
·	risks associated with mineralization estimates;
·	risks associated with changes in mineralization estimates affecting the economic viability of our properties;
·	risks associated with uninsured risks;
·	risks associated with mineral operations being subject to market forces beyond our control;
·	risks associated with fluctuations in commodity prices;
·	risks associated with permitting, licenses and approval processes;
·	risks associated with the governmental and environmental regulations;
·	risks associated with future legislation regarding the mining industry and climate change;
·	risks associated with potential environmental lawsuits;
·	risks associated with our land reclamation requirements;
·	risks associated with rare earth and beryllium mining presenting potential health risks;
·	risks related to title in our properties
·	risks related to competition in the mining and rare earth elements industries;
·	risks related to economic conditions;
·	risks related to our ability to manage growth;
·	risks related to the potential difficulty of attracting and retaining qualified personnel;
·	risks related to our dependence on key personnel;
·	risks related to our United States Securities and Exchange Commission (the “SEC”) filing history; and
·	risks related to our securities.

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

Overview and Organizational History

We are a mining company engaged in the business of the acquisition, exploration and, if warranted, development of mineral properties.  We currently hold two nineteen year leases, executed in September 2011 and November 2011, to explore and develop a 950 acre rare earths project located in Hudspeth County, Texas known as the Round Top Project and prospecting permits covering an adjacent 9,345 acres.  Our principal focus will be on developing a metallurgical process to concentrate or otherwise extract the metals from the Round Top rhyolite, although we will continue to examine other opportunities in the region as they develop. We currently have limited operations and have not established that any of our projects or properties contains any Proven or Probable Reserves as defined under SEC Industry Guide 7.  Our operations are exploratory in nature.

We currently do not have any producing properties and consequently, we have no current operating income or cash flow and have not generated any revenues.  Further exploration will be required before a final evaluation as to the economic and practical feasibility of any of our properties is determined.

On December 23, 2013, we furnished with the SEC on a Current Report on Form 8-K a revised version of the June 2012 Preliminary Economic Assessment (the “PEA”) on the Round Top Project based on a 20,000 tonne per day heap leach operation using a conventional element separation plant. The mineralized material estimate was recalculated to include uranium, niobium, tantalum and tin. The revised PEA assesses the potential economic viability of the simplified and "scaled down” operation which we believe is a much better fit with the present rare earth market.  The PEA was furnished to, not filed with, the SEC on Form 8-K to satisfy our “public disclosure” obligations under Regulation FD.  The PEA is mentioned here for informational purposes only and is not incorporated herein by reference.

Cautionary Note to Investors: The mineral estimates in the PEA have been prepared in accordance with the requirements of the securities laws in effect in Canada, which differ from the requirements of United States securities laws. The terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) - CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended. These definitions differ from the definitions in SEC Industry Guide 7 under the United States Securities Act of 1933, as amended (the “Securities Act”). Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate governmental authority. In addition, the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource” are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under SEC Industry Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into reserves. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC Industry Guide 7 standards as in place tonnage and grade without reference to unit measures. Accordingly, information in the Preliminary Economic Assessment contains descriptions of our mineral deposits that may not be comparable to similar information made public by United States companies subject to the reporting and disclosure requirements under the United States federal securities laws and the rules and regulations thereunder. Our project as described in the PEA currently does not contain any known proven or probable ore reserves under SEC Industry Guide 7 reporting standards. U.S. investors are urged to consider closely the disclosure in the Registrant’s latest reports and registration statements filed with the SEC. U.S. Investors are cautioned not to assume that any defined resources in these categories will ever be converted into SEC Industry Guide 7 compliant reserves.

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

Current Plan of Operations

Continued Development

The Company intends to continue to move the Round Top Project toward a completed feasibility study. Work will include but not be limited to:

1.	Optimize the recoveries of the REO from the heap leach process.

2.	Evaluate potential of recovery of the non-REE elements being recovered in the leach process, including uranium, beryllium, lithium and potassium.

3.	As soon as practicably possible, initiate the permitting process, water development, geotechnical evaluation of plant and leach fields and evaluating infrastructural needs.

We believe the Round Top Project offers the highest rates of return from extraction and production of separated heavy REE oxides. The current economic model calls for the sale at a discount of a mixed concentrate of the light REE's. The sale of the light REE's as a concentrate has been proposed because revenue from the light REE's represents a relatively small percentage of potential revenue and we desire to minimize capital costs. Should the economic outlook for these light REE's change at some time in the future we will re-evaluate the possibility of producing them as a separated product.

These considerations incorporate the twin goals of minimizing risk and improving returns. We believe that the highest standards of environmental protection minimize risks, most importantly as lengthy environmental permit delays prevent job creation, delay royalty and tax revenues to the benefit of the State of Texas and delay other benefits.

No future economic analysis will be reliable unless metallurgical recovery rates and the process flow chart have been documented to rigorous standards. For this reason our greatest efforts in the past year have been and in the next year will be toward metallurgical process development. Our process design considerations involve many factors, and we will not rush any evaluation until we develop a high level of confidence that our scientists have unlocked the full values.

Exploration Potential of The Round Top Property

Although we have no plans in the next 24 months to conduct more physical exploration, we do believe, as stated in our 2010 presentations, that there are untested exploration targets present. They are:

1. Uranium-beryllium mineralization at the lower contact of the rhyolite and the underlying sedimentary rock. This class of mineralization was the target of the successful exploration program conducted in the late 1980's by Cabot Corporation and Cyprus Exploration. It appears to be structurally controlled and associated with a later phase of hydrothermal or gas phase deposition that occurred sometime after the emplacement of the rhyolite. This fluorite-beryllium replacement mineralization in what is termed the West Side Fault under the north side of Round Top was the topic of a 1988 in-house feasibility study by Cyprus Minerals to historical standards (not NI 43-101 compliant under today’s Canadian regulations, not an SEC Industry Guide 7 compliant feasibility study) to produce beryllium. This zone is the location of the intact decline and lateral mine workings developed by Cyprus Minerals in 1988-89. Sampling and analysis by TRER indicates the presence of uranium mineralization occurring adjacent to and likely associated with these beryllium bearing structures. This "Contact Zone" mineralization is not restricted to Round Top and is present under the Sierra Blanca rhyolite and there is some evidence in drill holes on Little Blanca that this style of mineralization may also be present there.

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

We believe that using the existing data we can improve our understanding of the exploration potential of the area without resorting to such expensive techniques such as drilling.

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

Recent Corporate Developments

The following significant corporate developments occurred during our three months ended February 28, 2014 and the subsequent period through the filing of this Quarterly Report:

Mr. Goodell’s Resignation

On December 20, 2013, Mr. Philip Goodell informed our Board that he would not be standing for re-election to our Board at the next annual meeting of stockholders. Mr. Goodell continued to serve as a director until the next annual meeting of stockholders, held on February 19, 2014. At that time Mr. Goodell was appointed to our advisory board. Mr. Goodell did not determine to not stand for re-election as a result of any disagreement with the Board regarding its operations, policies or practices.

Advisory Agreement - Hedrick

On January 10, 2014 the Board entered into an advisory services agreement (“Hedrick Advisory Agreement”) with James B. Hedrick. Pursuant to the terms of the Hedrick Advisory Agreement, Mr. Hedrick will provide services to assist us develop and promote our Round Top project.  Mr. Hedrick will be paid by the Company an annual cash fee of $5,000.  The Hedrick Advisory Agreement can be terminated by either party upon 10 days notice. Additionally, the Company granted the Mr. Hedrick 25,000 options to purchase shares of common stock under the Company’s Stock Option Plan, exercisable at a price of $0.42 per share of common stock for a period of five years from the date thereof.

Annual Meeting of Stockholders

On February 19, 2014, we held our annual general meeting of stockholders at the Wyndham El Paso Airport Hotel, 2027 Airway Boulevard, El Paso, Texas 79925 at 10:00 a.m. local time.   Stockholders representing 23,104,145 shares or 62.38% of the shares of common stock authorized to vote (37,036,916) were present in person or by proxy, representing a quorum for the purposes of the annual general meeting.  The complete results of our annual meeting were filed on a Current Report on Form 8-K on February 25, 2014 and are hereby incorporated by reference in their entirety.

Advisory Agreement - Wingo

On March 19, 2014 the Board entered into an advisory services agreement (“Wingo Advisory Services Agreement”) with Robert Vernon Wingo.  Pursuant to the terms of the Wingo Advisory Services Agreement, Mr. Wingo will provide services to assist us develop and promote our Round Top project.  Mr. Wingo will be paid by the Company an annual cash fee of $5,000. The Wingo Advisory Services Agreement can be terminated by either party upon 10 days notice. Additionally, the Company granted Mr. Wingo 25,000 options to purchase shares of common stock under the Company’s Stock Option Plan, exercisable at a price of $0.42 per share of common stock for a period of five years from the date thereof.

Liquidity and Capital Resources

As of February 28, 2014, we had a working capital surplus of approximately $1.16 million. We will need to raise additional funding to implement our business strategy.  Our management believes that based on our current working capital, we will be able to continue operations through the end of calendar year 2014 without raising additional capital.  During our fiscal year ending August 31, 2014, we plan to spend approximately $682,000 for metallurgical testing and flow sheer development, additional geologic and resource modeling and compliance costs associated with state governmental agencies and appropriate staff and consulting expenses.  The timing of these expenditures is dependent upon a number of factors, including the availability of third party contractors.

We estimate that general and administrative expenses during fiscal year ending August 31, 2014 will be approximately $1.5 million to include payroll, investor relations, professional services, travel, and other expenses necessary to conduct our operations.

We have reduced our staff and plan to reduce all other costs possible in order to accomplish our objectives without the necessity of raising additional capital during the 2014 fiscal year.  During our fiscal 2013 year-end we entered into an agreement with our Denver landlord to terminate our lease early.  The plan called for two payments of $15,201.  Our first payment was made on August 31, 2013 and the second payment was made in December, 2013.  The early termination of this lease resulted in a total savings to us of $18,350.

We currently do not have sufficient funds to fully complete exploration and development work on any of our properties, which means that we will be required to raise additional capital, enter into joint venture relationships, or find alternative means to finance our properties in order to place them into commercial production, if warranted, or evaluate the possibility of selling one or more of our projects or the Company in its entirety. Failure to obtain sufficient financing may result in the delay or indefinite postponement of exploration and, if warranted, development or production on one or more of our properties and any properties we may acquire in the future or even a loss of property interests. This includes our leases over claims covering the principal deposits on our properties, which may expire unless we expend minimum levels of expenditures over the terms of such leases. We cannot be certain that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable or acceptable to us. Our ability to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions as well as our business performance.

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

Results of Operations

Six months ended February 28, 2014 and February 28, 2013

General & Revenue

We had no operating revenues during the six months ended February 28, 2014 and February 28, 2013.  We are not currently profitable.  As a result of ongoing operating losses, we had an accumulated deficit of approximately $28.2 million as of February 28, 2014.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the six months ended February 28, 2014 and February 28, 2013, in the amount of approximately $275,000 and $457,000, respectively.  Expenditures for the six months ended February 28, 2014 and February 28, 2013 were primarily for metallurgical testing and related laboratory fees for our Round Top Project. Costs in 2013 being higher as we expended greater resources towards exploring the possibility of a heap leach mining operation at the Round Top Project, which led to the PEA published in December 2013.  Expenditures in 2014 decreased as the PEA was completed.

Our general and administrative expenses for the six months ended February 28, 2014 and February 28, 2013 were approximately $1,426,000 and $1,431,000, respectively.  For the six months ended February 28, 2014, this amount included approximately $595,000 in stock-based compensation to directors and consultants.  The remaining expenditures totaling approximately $831,000 were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

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

We had losses from operations for the six months ended February 28, 2014 and February 28, 2013 totaling approximately $1,702,000 and $1,888,000, respectively, and net losses for the six months ended February 28, 2014 and February 28, 2013 totaling approximately $1,694,000 and $1,891,000, respectively.

Three months ended February 28, 2014 and February 28, 2013

General & Revenue

We had no operating revenues during the three months ended February 28, 2014 and February 28, 2013.  We are not currently profitable.  As a result of ongoing operating losses, we had an accumulated deficit of approximately $28.2 million as of February 28, 2014.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the three months ended February 28, 2014 and February 28, 2013, in the amount of approximately $135,000 and $256,000, respectively.  Expenditures for the three months ended February 28, 2014 and February 28, 2013 were primarily for metallurgical testing and related laboratory fees for our Round Top project.

Our general and administrative expenses for the three months ended February 28, 2014 and February 28, 2013 were approximately $863,000 and $855,000, respectively.  For the three months ended February 28, 2014, this amount included approximately $477,000 in stock-based compensation to directors and consultants.  The remaining expenditures totaling approximately $386,000 were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

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

We had losses from operations for the three months ended February 28, 2014 and February 28, 2013 totaling approximately $998,000 and $1,110,000, respectively, and net losses for the three months ended February 28, 2014 and February 28, 2013 totaling approximately $988,000 and $1,108,000, respectively.

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

The following table describes all securities we issued during the period covered by this report without registering the securities under the Securities Act of 1933, as amended (the “Securities Act”):

Date	Description	Number (A)	Purchaser	Proceeds ($)	Consideration	Exemption (B)
February 19, 2014	Common Stock Purchase Options	50,000	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
(A)
Common Stock Purchase Options were issued pursuant to a consulting agreement.  Options vested immediately. Each option is exercisable for a 5 year term at an exercise price of $0.41. The options were issued outside of the Company’s 2008 Stock Incentive Plan.

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

Date: April 14, 2014

/s/ Daniel E. Gorski
Daniel E. Gorski, duly authorized officer
Chief Executive Officer and Principal Executive Officer

Date: April 14, 2014

/s/ G. Mike McDonald
G. Mike McDonald, Chief Financial Officer and Principal Financial and Accounting Officer