Form 10-Q
period 2014-05-31
Texas Rare Earth Resources Corp.
filed 2014-07-15
CIK 1445942

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2014
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Number of shares of issuer’s common stock outstanding at July 11, 2014:  37,036,916

Texas Rare Earth Resources Corp.
BALANCE SHEETS
(Unaudited)
	May 31, 2014	August 31, 2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$707,617	$2,374,017
Prepaid expenses and other current assets	102,156	61,828
Total current assets	809,773	2,435,845

Property and equipment, net	93,429	148,217
Mineral properties	1,718,286	1,718,286
Deposits	61,359	111,250

TOTAL ASSETS	$2,682,847	$4,413,598

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$35,218	$228,834
Current portion of notes payable	30,458	29,007
Total current liabilities	65,676	257,841
Notes payable - net of current portion and discount	260,387	290,845
Total liabilities	326,063	548,686

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of May 31, 2014 and
August 31, 2013, respectively	-	-
Common stock, par value $0.01; 100,000,000 shares authorized,
37,036,916 shares issued and outstanding as of
May 31, 2014 and August 31, 2013, respectively	370,370	370,370
Additional paid-in capital	30,721,205	30,001,752
Accumulated deficit	(28,734,791)	(26,507,210)
Total shareholders' equity	2,356,784	3,864,912

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,682,847	$4,413,598

The accompanying notes are an integral part of these financial statements.

Texas Rare Earth Resources Corp.
UNAUDITED STATEMENTS OF OPERATIONS

	Nine Months Ended May 31,		Three Months Ended May 31,
	2014	2013	2014	2013

OPERATING EXPENSES
Exploration costs	$304,443	$837,049	$29,023	$380,487
General and administrative expenses	1,923,807	1,924,931	497,325	493,620

Total operating expenses	2,228,250	2,761,980	526,348	874,107

LOSS FROM OPERATIONS	(2,228,250)	(2,761,980)	(526,348)	(874,107)

OTHER INCOME (EXPENSE)
Interest and other income	4,662	8,699	(11,647)	7,217
Interest and other expense	(3,993)	(4,191)	4,007	-
Total other income (expense)	669	4,508	(7,640)	7,217

NET LOSS	$(2,227,581)	$(2,757,472)	$(533,988)	$(866,890)

Net loss per share:
Basic and diluted net loss per share	$(0.06)	$(0.08)	$(0.01)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	37,036,916	36,546,294	37,036,916	36,967,536

The accompanying notes are an integral part of these financial statements.

Texas Rare Earth Resources Corp.
UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended May 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,227,581)	$(2,757,472)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	54,788	59,742
Loss on disposition of fixed assets	-	21,003
Stock based compensation	719,453	291,564
Changes in current assets and liabilities:
Prepaid expenses and other assets	9,563	15,399
Accounts payable and accrued expenses	(177,623)	(286,312)
Net cash used in operating activities	(1,621,400)	(2,656,076)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mineral properties	-	(510,000)
Purchase of fixed assets	-	(696)
Proceeds from sale of fixed assets	-	3,405
Net cash used in investing activities	-	(507,291)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock warrants	-	-
Payment on note payable	(45,000)	(45,000)
Purchase of common stock	-	(132,692)
Proceeds from exercise of common stock warrants issued in subsequent period	-	-
Net cash used in financing activities	(45,000)	(177,692)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,666,400)	(3,341,059)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,374,017	6,517,935
CASH AND CASH EQUIVALENTS, END OF PERIOD	$707,617	$3,176,876

SUPPLEMENTAL INFORMATION
Interest paid	$15,993	$137
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Texas Rare Earth Resources Corp
Notes to Interim Financial Statements
May 31, 2014
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

State of Texas Surface Lease

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

NOTE 3 – NOTE PAYABLE

In relation to the Foundation lease discussed in Note 2 the Company recorded a note payable for an amount for the initial $45,000 due upon signing of lease and the nine (9) future payments due of $45,000 which has been recorded at its present value discounted with an imputed interest rate of 5% for a total note payable of $364,852. At May 31, 2014 the current portion due is $30,458 and long-term portion due is $260,387. The total note payable due at May 31, 2014 is $290,845. The Company has also accrued interest expense of approximately $4,000 as of May 31, 2014 which is included in accrued liabilities.

Future maturities

Year	Principal amount due

2015	30,458
2016	31,981
2017	33,580
2018	35,259
2019 thereafter	159,567
Total	$290,845

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

During the nine months ended May 31, 2014, we expensed approximately $719,000 for stock based compensation to our directors and consultants for stock options previously issued.

On September 1, 2013, our Board approved and granted a total of 60,000 options to consultants.  The options are exercisable at $0.30 per share for a period of five years.  All options vest 1/6 at the end of each month of consulting services. With respect to these options, the Black-Scholes pricing model was used to estimate the fair value of the 60,000 options issued during the period to these consultants, using the assumptions of a risk free interest rate of 1.62%, dividend yield of 0%, volatility of 303%, and an expected life of 5 years. These options are valued at approximately $16,000 and are being expensed over the vesting period of 6 months in the amount of approximately $2,700 per month.

On October 1, 2013, we appointed Mr. Jack Lifton to serve as a member of our Board. In connection with the appointment of Mr. Jack Lifton to our Board on October 1, 2013, Mr. Lifton was granted 100,000 options to purchase shares of our common stock, vesting immediately with a term of 5 years and at an exercise price of $0.50. With respect to these options, the Black-Scholes pricing model was used to estimate the fair value of the 100,000 options issued during the period to this director, using the assumptions of a risk free interest rate of 1.10%, dividend yield of 0%, volatility of 302%, and an expected life of 5 years. These options were immediately expensed during the current period in the amount of approximately $47,000. In addition, Mr. Lifton, as a non-executive director, will receive $10,000 annually, $1,000 for in person board meetings, $500 for telephonic board meetings and $500 for committee meetings (both in person and telephonic) pursuant to our director compensation program.

On November 25, 2013, our Board approved and granted a total of 10,000 options to consultants.  The options are exercisable at $0.50 per share for a period of five years.  All options vest immediately. With respect to these options, the Black-Scholes pricing model was used to estimate the fair value of the 10,000 options issued during the period to these consultants, using the assumptions of a risk free interest rate of 1.37%, dividend yield of 0%, volatility of 298%, and an expected life of 5 years. These options are being expensed immediately in the amount of approximately $5,000.

On December 8, 2013, our Board approved and granted 240,000 options to Mr. Marchese, 160,000 options to Dr. Pingitore, and 60,000 options each to Mr. Gorski, Dr. Wolfe, Mr. Lifton, Dr. Goodell, Ms. Lynch and Mr. Wall.  All options to these members are exercisable at $0.50 per share for a period of ten years, vesting immediately. With respect to these options, the Black-Scholes pricing model was used to estimate the fair value of the 760,000 options issued during the period to these directors, using the assumptions of a risk free interest rate of 2.88%, dividend yield of 0%, volatility of 297%, and an expected life of 10 years. These options were expensed during the quarter ending February 28, 2014. Total value expensed was approximately $380,000.

On January 10, 2014, our Board entered into an agreement with a consultant to provide advisory services to the Company’s Board.  As a part of the agreement our Board approved to provide the consultant with annual cash compensation of $5,000 and a grant of 25,000 options.  The options are exercisable at $0.42 per share for a period of five years.  All options vest immediately. With respect to these options, the Black-Scholes pricing model was used to estimate the fair value of the 25,000 options issued during the period to this advisor, using the assumptions of a risk free interest rate of 2.88%, dividend yield of 0%, volatility of 293%, and an expected life of 5 years. These options are being expensed immediately in the amount of approximately $10,500.

On February 19, 2014, our Board approved a grant of 50,000 options to a consultant to the Company.  The options are exercisable at $0.41 per share for a period of five years.  All options vest immediately. With respect to these options, the Black-Scholes pricing model was used to estimate the fair value of the 50,000 options issued during the period to this advisor, using the assumptions of a risk free interest rate of 2.88%, dividend yield of 0%, volatility of 291%, and an expected life of 5 years. These options are being expensed immediately in the amount of approximately $20,500.

On March 31, 2014, April 30, 2014, and May 31, 2014, the Board approved a total grant of 30,000 options to a consultant to the Company.  The options are exercisable at $0.30 per share for a period of five years.  All options vest immediately. With respect to these options, the Black-Scholes pricing model was used to estimate the fair value of the 30,000 options issued during the period to this advisor, using the assumptions of a risk free interest rate of 1.54% to 1.74%, dividend yield of 0%, volatility of 284% to 288%, and an expected life of 5 years. These options are being expensed immediately in the amount of approximately $12,000.

On March 3, 2014, our Board approved the repricing of all outstanding Board options for active directors to $0.45.  A total of 3.185 million Directors’ options that were outstanding as of March 3, 2014.  With respect to these options, the Black-Scholes pricing model was used to estimate the fair value of the 3.185 million options outstanding on March 3, 2014, using the assumptions of a risk free interest rate from 0.39% to 2.6%, a dividend yield of 0%, volatility of 158%, to 883% and an expected life of 2 to 9.75 years. The options will be expensed in full during the third quarter 2014 in the amount of approximately $43,000.

On March 19, 2014, our Board approved a grant of 25,000 options to a consultant to the Company.  The options are exercisable at $0.41 per share for a period of five years.  All options vest immediately. With respect to these options, the Black-Scholes pricing model was used to estimate the fair value of the 25,000 options issued during the period to this advisor, using the assumptions of a risk free interest rate of 1.56%, dividend yield of 0%, volatility of 289%, and an expected life of 5 years. These options are being expensed immediately in the amount of approximately $10,500.

We currently have 37,036,916 shares of our common stock outstanding.

As of May 31, 2014, the Company has 9,587,000 warrants issued in prior year, exercisable and outstanding with exercise prices of $2.50 to $5.00 per warrant, expiring 2015 and 2016.

As of May 31, 2014, the Company has 4,935,000 options issued and outstanding, of which 1,060,000 were issued during the nine months ended May 31, 2014.  The options have an exercise prices of $0.30 to $1.00 and 3,971,022 are vested and exercisable, expiring in 2016 and 2024.

Note 5 - Subsequent Events

On June 30, 2014, the Board approved a grant of 10,000 options to a consultant to the Company.  The options are exercisable at $0.30 per share for a period of five years.  All options vest immediately. With respect to these options, the Black-Scholes pricing model was used to estimate the fair value of the 10,000 options issued during the period to this advisor, using the assumptions of a risk free interest rate of 1.62%, dividend yield of 0%, volatility of 282% and an expected life of 5 years. These options are being expensed immediately in the amount of approximately $4,000.

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

Recent Corporate Developments

The following significant corporate developments occurred during our nine months ended May 31, 2014 and the subsequent period through the filing of this Quarterly Report:

Mr. Goodell’s Resignation

On December 20, 2013, Mr. Philip Goodell informed our Board that he would not be standing for re-election to our Board at the next annual meeting of stockholders. Mr. Goodell continued to serve as a director until the next annual meeting of stockholders, held on February 19, 2014. At that time Mr. Goodell was appointed to our advisory board. Mr. Goodell did not determine to not stand for re-election as a result of any disagreement with our Board regarding its operations, policies or practices.

Advisory Agreement - Hedrick

On January 10, 2014 our Board entered into an advisory services agreement (“Hedrick Advisory Agreement”) with James B. Hedrick. Pursuant to the terms of the Hedrick Advisory Agreement, Mr. Hedrick will provide services to assist us develop and promote our Round Top project.  Mr. Hedrick will be paid by the Company an annual cash fee of $5,000.  The Hedrick Advisory Agreement can be terminated by either party upon 10 days notice. Additionally, the Company granted the Mr. Hedrick 25,000 options to purchase shares of common stock under the Company’s Stock Option Plan, exercisable at a price of $0.42 per share of common stock for a period of five years from the date thereof.

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

Advisory Agreement - Wingo

On March 19, 2014 our Board entered into an advisory services agreement (“Wingo Advisory Services Agreement”) with Robert Vernon Wingo.  Pursuant to the terms of the Wingo Advisory Services Agreement, Mr. Wingo will provide services to assist us develop and promote our Round Top project.  Mr. Wingo will be paid by the Company an annual cash fee of $5,000. The Wingo Advisory Services Agreement can be terminated by either party upon 10 days notice. Additionally, the Company granted Mr. Wingo 25,000 options to purchase shares of common stock under the Company’s Stock Option Plan, exercisable at a price of $0.41 per share of common stock for a period of five years from the date thereof.

Liquidity and Capital Resources

As of May 31, 2014, we had a working capital surplus of approximately $744,000. We will need to raise additional funding to implement our business strategy.  Our management believes that based on our current working capital, we will be able to continue operations through the end of calendar year 2014 without raising additional capital.  During our fiscal year ending August 31, 2014, we plan to minimize spending for metallurgical testing and flow sheer development, additional geologic and resource modeling and compliance costs associated with state governmental agencies and appropriate staff and consulting expenses until such time we raise additional capital or secure a strategic partner.  The timing of these expenditures is dependent upon a number of factors, including the availability of third party contractors.

We estimate that our cash expenditures for general and administrative expenses during fiscal year ending August 31, 2014 will be approximately $1.5 million to include payroll, investor relations, professional services, travel, and other expenses necessary to conduct our operations.

During the nine months ended May 31, 2014 we paid the second installment of our surface lease in the amount of $45,000 to the Southwest Wildlife Foundation

We currently do not have sufficient funds to fully complete exploration and development work on any of our properties, which means that we will be required to raise additional capital, enter into joint venture relationships, or find alternative means to finance our properties in order to place them into commercial production, if warranted, or evaluate the possibility of selling one or more of our projects or the Company in its entirety. Failure to obtain sufficient financing may result in the delay or indefinite postponement of exploration and, if warranted, development or production on one or more of our properties and any properties we may acquire in the future or even a loss of property interests. This includes our leases over claims covering the principal deposits on our properties, which may expire unless we expend minimum levels of expenditures over the terms of such leases. We cannot be certain that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable or acceptable to us. Our ability to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions as well as our business performance.

If we cannot attract investment capital on favorable terms, we will evaluate other potential sources of financing that may include:

(1) Early exercise of warrants by stockholders;

(2) Joint Venture or sale of the “Contact Zone” enriched in beryllium and uranium that was the earlier subject of Cyprus Minerals 1988 historical definitive feasibility study; and

(3) Actively seeking joint-ventures, strategic partnerships, or off-takes regarding the Round Top Project or the outright sale of the Company.  In that regard, we have engaged KLR Group, a New York City based investment banking firm to assist us in an advisory capacity.  The Company continues to have discussions with outside interested parties who seek a strategic relationship with the Company.

Results of Operations

Nine months ended May 31, 2014 and May 31, 2013

General & Revenue

We had no operating revenues during the nine months ended May 31, 2014 and May 31, 2013.  We are not currently profitable.  As a result of ongoing operating losses, we had an accumulated deficit of approximately $28.7 million as of May 31, 2014.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the nine months ended May 31, 2014 and May 31, 2013, in the amount of approximately $304,000 and $837,000, respectively.  Expenditures for the nine months ended May 31, 2014 and May 31, 2013 were primarily for metallurgical testing and related laboratory fees for our Round Top Project. Costs in 2013 being higher as we expended greater resources towards exploring the possibility of a heap leach mining operation at the Round Top Project, which led to the PEA published in December 2013.  Expenditures in 2014 decreased as the PEA was completed.

Our general and administrative expenses for the nine months ended May 31, 2014 and May 31, 2013 were approximately $1,924,000 and $1,925,000, respectively.  For the nine months ended May 31, 2014, this amount included approximately $719,000 in stock-based compensation to directors and consultants.  The remaining expenditures totaling approximately $1,205,000 were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

The general and administrative expenses for the nine months ended May 31, 2013, included approximately $292,000 in non-cash stock-based compensation to one director and our ex-chief financial officer and cash severance fees of approximately $240,000 paid to our ex-chief financial officer.  The remaining expenditures totaling approximately $1,393,000 were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.
We had losses from operations for the nine months ended May 31, 2014 and May 31, 2013 totaling approximately $2,228,000 and $2,762,000, respectively, and net losses for the nine months ended May 31, 2014 and May 31, 2013 totaling approximately $2,228,000 and $2,757,000, respectively.

Three months ended May 31, 2014 and May 31, 2013

 General & Revenue

We had no operating revenues during the three months ended May 31, 2014 and May 31, 2013.  We are not currently profitable.  As a result of ongoing operating losses, we had an accumulated deficit of approximately $28.7 million as of May 31, 2014.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the three months ended May 31, 2014 and May 31, 2013, in the amount of approximately $29,000 and $380,000, respectively.  Expenditures for the three months ended May 31, 2014 and May 31, 2013 were primarily for metallurgical testing and related laboratory fees for our Round Top project.

Our general and administrative expenses for the three months ended May 31, 2014 and May 31, 2013 were approximately $497,000 and $494,000, respectively.  For the three months ended May 31, 2014, this amount included approximately $124,000 in stock-based compensation to directors and consultants.  The remaining expenditures totaling approximately $373,000 were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

The general and administrative expense for the three months ended May 31, 2013, included approximately $60,000 in non-cash stock-based compensation expense to one director.  The remaining expenditures totaling approximately $434,000 were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

We had losses from operations for the three months ended May 31, 2014 and May 31, 2013 totaling approximately $526,000 and $874,000, respectively, and net losses for the three months ended May 31, 2014 and May 31, 2013 totaling approximately $534,000 and $867,000, respectively.

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

The following table describes all securities we issued during the period covered by this report without registering the securities under the Securities Act of 1933, as amended (the “Securities Act”):

Date	Description	Number (A)	Purchaser	Proceeds ($)	Consideration	Exemption (B)
March 31, 2014	Common Stock Purchase Options	10,000	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
April 30, 2014	Common Stock Purchase Options	10,000	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
May 31, 2014	Common Stock Purchase Options	10,000	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
(A)
Common Stock Purchase Options were issued pursuant to a consulting agreement,.  Options vested immediately. Each option is exercisable for a 5 year term at an exercise price of $0.30. The options were issued outside of the Company’s 2008 Stock Incentive Plan.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended May 31, 2014, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration under the  Federal Mine Safety and Health Act of 1977.

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

Date: July 15, 2014

/s/ Daniel E. Gorski
Daniel E. Gorski, duly authorized officer
Chief Executive Officer and Principal Executive Officer

Date: July 15, 2014

/s/ G. Mike McDonald
G. Mike McDonald, Chief Financial Officer and Principal Financial and Accounting Officer