Form 10-K
period 2014-08-31
Texas Rare Earth Resources Corp.
filed 2014-11-12
CIK 1445942

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2014
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

Large Accelerated Filer ☐         Accelerated Filer ☐              Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:    As of October 29, 2014 the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $3,627,347 based upon the closing sale price of the common stock as reported by the OTCQX.US. For purposes of this calculation, shares of common stock held by executive officers, directors and holders of greater than 10% of the registrant's outstanding common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes

The number of shares of the Registrant’s common stock outstanding as of November 5, 2014 was 37,036,916.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2015 Annual General Meeting of Stockholders are incorporated by reference to Part III of this Annual Report on Form 10-K.

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

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.  Forward-looking statements in this Annual Report include, but are not limited to:

•	the progress, potential and uncertainties of our 2014-2015 rare-earth exploration program at our Round Top Project, located near Sierra Blanca, Texas (the “Round Top Project”);
•	timing for an updated Preliminary Economic Assessment for our Round Top Project
•	the success of getting the necessary permits for future drill programs and future project exploration;
•	expectations regarding the ability to raise capital and to continue our exploration plans on its properties; and
•	plans regarding anticipated expenditures at the Round Top Project.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•	risks associated with our ability to continue as a going concern;
•	risks associated with our history of losses and need for additional financing;
•	risks associated with our limited operating history;
•	risks associated with our properties all being in the exploration stage;
•	risks associated with our lack of history in producing metals from our properties;
•	risks associated with a shortage of equipment and supplies;
•	risks associated with our need for additional financing to develop a producing mine, if warranted;
•	risks associated with our exploration activities not being commercially successful;
•	risks associated with ownership of surface rights at our Round Top Project;
•	risks associated with increased costs affecting our financial condition;
•	risks associated with a shortage of equipment and supplies adversely affecting our ability to operate;
•	risks associated with mining and mineral exploration being inherently dangerous;
•	risks associated with mineralization estimates;
•	risks associated with changes in mineralization estimates affecting the economic viability of our properties;
•	risks associated with uninsured risks;
•	risks associated with mineral operations being subject to market forces beyond our control;
•	risks associated with fluctuations in commodity prices;
•	risks associated with permitting, licenses and approval processes;
•	risks associated with the governmental and environmental regulations;
•	risks associated with future legislation regarding the mining industry and climate change;
•	risks associated with potential environmental lawsuits;
•	risks associated with our land reclamation requirements;
•	risks associated with rare earth and beryllium mining presenting potential health risks;
•	risks related to title in our properties
•	risks related to competition in the mining and rare earth elements industries;
•	risks related to economic conditions;
•	risks related to our ability to manage growth;
•	risks related to the potential difficulty of attracting and retaining qualified personnel;
•	risks related to our dependence on key personnel;
•	risks related to our United States Securities and Exchange Commission (the “SEC”) filing history; and
•	risks related to our securities.

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

On June 22, 2012, we published our Preliminary Economic Assessment for our Round Top Project, entitled “NI 43-101 Preliminary Economic Assessment Round Top Project, Sierra Blanca, Texas,” dated June 22, 2012, effective as of May 15, 2012 (the “PEA”).

On October 3, 2012, our management released updated economic projections related to various revisions to the proposed mine plan presented in the PEA.

On March 6, 2013, we purchased the surface lease at the Round Top Project, known as the West Lease, from the Southwest Wildlife and Range Foundation (the “Foundation”) for $500,000 cash and 1,063,830 shares of our common stock. We also agreed to support the Foundation through an annual payment of $45,000 for ten years to support conservation efforts within the Rio Grande Basin and in particular engaging in stewardship of Lake Amistad, a large and well-known fishing lake near Del Rio, Texas. The West Lease comprises approximately 54,990 acres and is fully paid until 2028, thereby having a lease value of approximately $1,364,852. Most importantly, purchase of the surface lease gave us unrestricted surface access for the potential development and mining of our Round Top Project.

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

On September 30, 2013 we released the results on column leach testing by an independent laboratory and announced our intention to issue a revised PEA based on a heap leach operation designed to produce approximately 2,500 tons per year of heavy rare earth elements plus yttrium.  The column leach testing results are described in greater detail below under the section heading “Item 2. Properties – Round Top Project – Metallurgy”.

On December 23, 2013, we published a revised version of the June 2012 Preliminary Economic Assessment (the “Revised PEA”) based on a 20,000 tonne per day heap leach operation using a conventional element separation plant. The mineralized material estimate was recalculated to include uranium, niobium, tantalum and tin. The Revised PEA assesses the potential economic viability of the simplified and "scaled down” operation which we believe is a much better fit with the present rare earth market.

On September 8, 2014, we announced that we had completed an internal analysis suggesting that there is a reasonable possibility to adapt a lower volume staged growth approach to development of our Round Top project.  The analysis indicated that an operation designed to produce a selected group of separated REE products in the range of 350-450 tonnes per year range, could potentially yield favorable mine economics.  The goal of the proposed staged approach would be to increase mining rates if and when our products gained acceptability.  The analysis suggested that capital needs in the Revised PEA could be proportionally reduced in relation to the lower volume initial stage. We are currently conducting a more detailed analysis of the relative capital expenses and operating expenses requirements of a scaled down processing plant with both solvent extraction and ion exchange processes under evaluation. We believe the lower capital requirements of a staged startup could offset any marginal increase in unit operating costs.

On October 29, 2014, we announced that we had executed agreements with the Texas General Land Office securing the option to purchase the surface rights covering the potential Round Top project mine and plant areas and, separately, a lease to develop the water necessary for the potential Round Top project mine operations.

The option to purchase the surface rights covers approximately 5,670 acres over the mining lease and the additional acreage adequate to site all potential heap leaching and processing operations as currently anticipated by the Company. We may exercise the option for all or part of the option acreage at any time during the sixteen year primary term of the mineral lease. The option can be kept current by an annual payment of $10,000. The purchase price will be the appraised value of the surface at the time of exercising the option.

The ground water lease secures our right to develop the ground water within a 13,120 acre lease area located approximately 4 miles from the Round Top deposit. The lease area contains five existing water wells. It is anticipated that all potential water needs for the Round Top project mine operations would be satisfied by the existing wells covered by this water lease. This lease has an annual minimum production payment of $5,000 prior to production of water for the operation. After initiation of production we will pay $0.95 per thousand gallons or $20,000 annually, whichever is greater. This lease remains effective as long as the mineral lease is in effect.

Cautionary Note to Investors: The PEA and Revised PEA have been prepared in accordance with Canadian National Instrument 43-101 — Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) — CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended. The Company has voluntarily had the PEA and Revised PEA prepared in accordance with NI 43-101 but the Company is not subject to regulation by Canadian regulatory authorities and no Canadian regulatory authority has reviewed the PEA or Revised PEA or passed upon its accuracy or compliance with NI 43-101. The terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with NI 43-101. These definitions differ from the definitions in SEC Industry Guide 7 under the United States Securities Act of 1933, as amended (the “Securities Act”). Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate governmental authority. In addition, the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource” are defined in NI 43-101; however, these terms are not defined terms under SEC Industry Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into reserves. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC Industry Guide 7 standards as in place tonnage and grade without reference to unit measures. Accordingly, information in the PEA and Revised PEA contains descriptions of our mineral deposits that may not be comparable to similar information made public by United States companies subject to the reporting and disclosure requirements under the United States federal securities laws and the rules and regulations thereunder. Our project as described in the PEA and Revised PEA currently does not contain any known proven or probable ore reserves under SEC Industry Guide 7 reporting standards. U.S. investors are urged to consider closely the disclosure in the Registrant’s latest reports and registration statements filed with the SEC. U.S. Investors are cautioned not to assume that any defined resources in these categories will ever be converted into SEC Guide 7 compliant reserves.

Current and Planned Exploration Activities

We are currently evaluating the possibility of a “phased startup of the Round Top Operation. Capital requirements, operation parameters and market penetration for an approximately 3,500 tonnes per day operation producing approximately 400 tonnes per year of finished and separated rare earth oxide products is being analyzed.

Regardless of the ultimate size of the operation we are carrying the project forward in three stages:

Stage 1

Stage 1 is referred to as the purification step and will be implemented in two parts:

(1) Bench scale evaluation of the solvent extraction process.

(2) Bench scale evaluation of the ion exchange process.

Stage 2

Stage 2 will consist of the pilot plant scale testing of the process proven most effective by Stage 1, and will consist of the work required to bring the processing plant into full feasibility with capital and operating costs estimated to an accuracy range of 10 -15%. Stage 2 will also develop the heap leach procedure to pre-feasibility level with capital and operating estimated to an accuracy of 25 - 35%. Environmental base line studies and initial co-ordination with the Texas regulatory agencies will be included in this stage.

Stage 3

Stage 3 will bring the Round Top Project to full feasibility level with all electrical power and water needs developed, final engineering of heap leach systems, mine design and engineering, geotechnical drilling and construction planning, and permitting in place. Additional drilling to bring all of the rock included in the 20 year pit to a measured or indicated resourced category.

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

We plan on focusing primarily on so-called “heavy” rare earth elements (HREE). The supply market for HREEs is dominated by the Chinese who control approximately 99% of the market.  In addition to the pricing influences mentioned above applicable to all REEs, pricing of HREEs in the future is expected to be highly influenced by China policies of HREE supply and China stockpile buildups.

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

Employees

Including our executive officers, we currently have three fulltime employees.  We also retain qualified technical contractors through a third party administrator and utilize the services of qualified consultants with geological and mineralogical expertise.

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

Executive Officers of the Company

The following table sets forth certain information regarding our executive officers as of October 29, 2014.

Name	Age	Position
Daniel E. Gorski	77	Chief Executive Officer and Director
G.W. “Mike” McDonald	79	Chief Financial Officer
Laura Lynch	56	Vice President of External Affairs

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

Risk Related to Our Business

Our ability to operate as a going concern is in doubt.

The audit opinion and notes that accompany our consolidated financial statements for the year ended August 31, 2014, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds.

We currently have no historical recurring source of revenue and our ability to continue as a going concern is dependent on our ability to raise capital to fund our future exploration and working capital requirements or our ability to profitably execute our business plan. Our plans for the long-term return to and continuation as a going concern include financing our future operations through sales of our common stock and/or debt and the eventual profitable exploitation of our mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about our ability to continue as a going concern.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

We have a history of losses and will require additional financing to fund exploration and, if warranted, development and production of our properties.  Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern.

We had no revenues during the fiscal year ended August 31, 2014.  For the fiscal year ended August 31, 2014, our net loss was approximately $2,800,000. Our accumulated deficit at August 31, 2014 was approximately $29,299,000. At August 31, 2014, our cash position was approximately $388,000 and our working capital was approximately $239,000.  We have not commenced commercial production on any of our mineral properties. We have no revenues from operations and anticipate we will have no operating revenues until we place one or more of our properties into production. All of our properties are in the exploration stage.

We will need to raise additional funding to implement our business strategy.  Our management believes that based on our current working capital, we will only be able to continue operations through the end of calendar year 2014 without raising additional capital.

During the current fiscal year ending August 31, 2015, we plan to initiate Stage 1of our metallurgical activities as discussed in the section heading “ITEM 2. PROPERTIES” of this Annual Report.  Our budget for this stage of activity is approximately $508,000.  We anticipate that our financing efforts will raise sufficient capital to finish Stage 1 but there is no guarantee that we will be able to raise the working capital necessary for Stage 1 activities. After completion of Stage 1, we will use any remaining available capital to begin work on Stage 2 of our metallurgical activities.  Currently, we anticipate that general and administrative expenses in the fiscal year ending August 31, 2015 will be approximately $700,000.

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

The most likely source of future financing presently available to us is through the sale of our securities. Any sale of our shares of common stock will result in dilution of equity ownership to existing stockholders. This means that if we sell shares of common stock, more shares will be outstanding and each existing stockholder will own a smaller percentage of the shares then outstanding.  Alternatively, we may rely on debt financing and assume debt obligations that require us to make substantial interest and capital payments.  Also, we may issue or grant warrants or options in the future pursuant to which additional shares of common stock may be issued. Exercise of such warrants or options will result in dilution of equity ownership to our existing stockholders.

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

Unless otherwise indicated, mineralization figures presented in this prospectus and in our filings with securities regulatory authorities, press releases and other public statements that may be made from time to time are based upon estimates made by independent geologists and our internal geologists.  When making determinations about whether to advance any of our projects to development, we must rely upon such estimated calculations as to the mineral reserves and grades of mineralization on our properties.  Until ore is actually mined and processed, mineral reserves and grades of mineralization must be considered as estimates only.

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

On June 12, 2012, we announced that since March of 2012, the Corporate Governance and Nominating Committee (the “Committee”) of our Board, which is composed entirely of independent directors, with the assistance of independent special counsel to the Committee, has been conducting an internal review and investigation of certain matters of corporate governance and compliance with federal securities laws (the “Internal Review”). As a result of the recent report of the independent counsel on such counsel’s findings of the Internal Review and a further review of the recommendations of independent counsel by the Committee and our Board, at the direction of the Board, we contacted the SEC on June 8, 2012, to report our findings.  It is uncertain what actions, if any, the SEC will take in relation to the matters self-reported to the SEC and there is risk as to whether such actions, if any, would include reprimanding, fining or otherwise sanctioning us, which could negatively affect us.

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

As of August 31, 2014, we have approximately 37 million shares of common stock outstanding.  In addition to our common stock, we have (i) warrants that may be exercised into 7,840,000 shares of common stock exercisable at $2.50 per share, (ii) warrants that may be exercised into 1,497,000 shares of common stock at $2.50 per share, (iii) warrants that may be exercised into 250,000 shares of common stock at $5.00 per share, and (iv) options that may be exercised into 4,965,000 shares of common stock at $0.30 to $1.00 issued to directors, officers and consultants.  The issuance of shares upon exercise of these options and warrants may result in substantial dilution to the interests of other stockholders and may adversely affect the market price of our common stock.

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

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future.  Our present policy is to retain all available funds for use in our operations and the expansion of our business.  Payment of future cash dividends, if any, will be at the discretion of our Board and will depend on our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our Board considers relevant. Accordingly, investors will only see a return on their investment if the value of our securities appreciates.

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

On March 6, 2013, we purchased the surface lease at the Round Top Project, known as the West Lease, from the Foundation for $500,000 cash and 1,063,830 shares of our common stock. We also agreed to support the Foundation through an annual payment of $45,000 for ten years to support conservation efforts within the Rio Grande Basin and in particular engaging in stewardship of Lake Amistad, a large and well-known fishing lake near Del Rio, Texas. The West Lease comprises approximately 54,990 acres and is fully paid until 2028, thereby having a lease value of approximately $1,364,852. Most importantly, purchase of the surface lease gave us unrestricted surface access for the potential development and mining of our Round Top Project.

Figure 1 - Round Top Location Map

Acquisition and Ownership

Prospecting Permits

TRER currently holds prospecting permits covering land in Hudspeth County. The prospecting permits allow for exploration activities on approximately 7,110 acres. Currently, TRER has yet to complete drilling on lands identified within the permits due to the requirement of completing archeological studies. TRER intends to complete archeological studies in all areas for future exploration. To date, all exploration work has occurred on areas with approved archeological assessments. A summary of the prospecting permits is listed in Table 1 below:

Table 1 TRER Permit Numbers and Associated Acres

Permit #	Acres
M-114639	640
M-114640	640
M- 114641	250
M-114642	640
M-114643	400
M-114644	360
M-114645	340
M-115990	640
M-115991	640
M-115992	640
M-115993	640
M-115994	640
M-115995	640

TRER has approximately 7,110 acres under annual prospecting permits with the State of Texas. TRER entered into the prospecting permits on October 31, 2014 and all are renewable on or before the anniversary date at a cost $1.00 per acre

September 2011 Lease

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

Thereafter, we will pay the State of Texas a production royalty equal to eight percent (8%) of the market value of uranium and other fissionable materials removed and sold from Round Top and six and one quarter percent (61/4%) of the market value of all other minerals removed and sold from Round Top.

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

In August 2014 we paid the State of Texas a delay rental of $44,718.

October 2014 Surface Option

In October 2014, we executed an agreement with the Texas General Land Office securing the option to purchase the surface rights covering the potential Round Top project mine and plant areas.

The option to purchase the surface rights covers approximately 5,670 acres over the mining lease and the additional acreage adequate to site all potential heap leaching and processing operations as currently anticipated by the Company. We may exercise the option for all or part of the option acreage at any time during the sixteen year primary term of the mineral lease. The option can be kept current by an annual payment of $10,000. The purchase price will be the appraised value of the surface at the time of exercising the option.

November 2011 Lease

On November 1, 2011, we entered into a mining lease with the State of Texas covering 90 acres, more or less, of land that we purchased in September 2011 near our Round Top site.  The deed was recorded with Hudspeth County on September 16, 2011. Under the lease, we paid the State of Texas a lease bonus of $20,700 which was paid upon the execution of the lease.  Upon the sale of minerals removed from Round Top, we will pay the State of Texas a $50,000 minimum advance royalty.  Thereafter, we will pay the State of Texas a production royalty equal to eight percent (8%) of the market value of uranium and other fissionable materials removed and sold from Round Top and six and one quarter percent (61/4%) of the market value of all other minerals sold from Round Top.

Thereafter, assuming production of paying quantities has not been obtained, we may pay additional delay rental fees to extend the term of the lease for successive one (1) year periods pursuant to the following schedule:

	Per Acre Amount	Total Amount
November 1, 2013-2014	$50	$4,500
November 1, 2015 – 2019	$75	$6,750
November 1, 2020 – 2024	$150	$13,500
November 1, 2025 – 2029	$200	$18,000

In August 2014 we paid the State of Texas a delay rental to extend the term of the lease in an amount equal to $4,500.

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

On October 27, 2011, we announced that we had completed Phase I of its metallurgical testing and characterization.  This mineralogical study reconfirmed that the rare earth minerals are finely disseminated throughout the rhyolite host rock. Based on the initial ore characterization, this testing reconfirms the simplistic rare earth element mineral associations, which suggests favorable metallurgical processing options. Phase II was focused on pre-concentration evaluation and other diagnostic testing including acid leaching of the rare earth minerals.  The results of this testing is described in the PEA.

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

On June 22, 2012, we published our PEA for our Round Top Project, entitled “NI 43-101 Preliminary Economic Assessment Round Top Project, Sierra Blanca, Texas,” dated June 22, 2012, effective as of May 15, 2012.

On October 3, 2012, our management released updated economic projections related to various revisions to the proposed mine plan presented in the PEA.

Throughout 2013, management focused on developing metallurgical processes and refining the mine plan in anticipation of releasing an updated PEA.

On March 6, 2013, we purchased the surface lease at the Round Top Project, known as the West Lease, from the Southwest Wildlife and Range Foundation (the “Foundation”) for $500,000 cash and 1,063,830 shares of our common stock. We also agreed to support the Foundation through an annual payment of $45,000 for ten years to support conservation efforts within the Rio Grande Basin and in particular engaging in stewardship of Lake Amistad, a large and well-known fishing lake near Del Rio, Texas. The West Lease comprises approximately 54,990 acres and is fully paid until 2028, thereby having a lease value of approximately $1,364,852. Most importantly, purchase of the surface lease gave us unrestricted surface access for the potential development and mining of our Round Top Project.

On May 8, 2013, we released testing results by an independent laboratory of the leaching characteristic of the rhyolite at our Round Top Project, which demonstrates characteristics that may be favorable to heap leach mining at the Round Top Project. These leaching characteristics are described in greater detail below under the section heading “Properties – Round Top Project – Metallurgy”.

On September 30, 2013 we released the results on column leach testing by an independent laboratory and announced our intention to issue a revised PEA based on a heap leach operation designed to produce approximately 2,500 tons per year of heavy rare earth elements plus yttrium. The column leach testing results are described in greater detail below under the section heading “Properties – Round Top Project – Metallurgy”.

On December 23, 2013, we published a revised version of the June 2012 Preliminary Economic Assessment (the “Revised PEA”) based on a 20,000 tonne per day heap leach operation using a conventional element separation plant. The mineralized material estimate was recalculated to include uranium, niobium, tantalum and tin. The Revised PEA assesses the potential economic viability of the simplified and "scaled down” operation which we believe is a much better fit with the present rare earth market.

On September 8, 2014, we announced that we had completed an internal analysis suggesting that there is a reasonable possibility to adapt a lower volume staged growth approach to development of our Round Top project.  The analysis indicated that an operation designed to produce a selected group of separated REE products in the range of 350-450 tonnes per year range, could potentially yield favorable mine economics.  The goal of the proposed staged approach would be to increase mining rates if and when our products gained acceptability.  The analysis suggested that capital needs in the Revised PEA could be proportionally reduced in relation to the lower volume initial stage. We are currently conducting a more detailed analysis of the relative capital expenses and operating expenses requirements of a scaled down processing plant with both solvent extraction and ion exchange processes under evaluation. We believe the lower capital requirements of a staged startup could offset any marginal increase in unit operating costs.

Cautionary Note to Investors: The PEA and Revised PEA have been prepared in accordance with Canadian National Instrument 43-101 — Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) — CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended. The Company has voluntarily had the PEA and Revised PEA prepared in accordance with NI 43-101 but the Company is not subject to regulation by Canadian regulatory authorities and no Canadian regulatory authority has reviewed the PEA or Revised PEA or passed upon its accuracy or compliance with NI 43-101. The terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with NI 43-101. These definitions differ from the definitions in SEC Industry Guide 7 under the United States Securities Act of 1933, as amended (the “Securities Act”). Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate governmental authority. In addition, the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource” are defined in NI 43-101; however, these terms are not defined terms under SEC Industry Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into reserves. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC Industry Guide 7 standards as in place tonnage and grade without reference to unit measures. Accordingly, information in the PEA and Revised PEA contains descriptions of our mineral deposits that may not be comparable to similar information made public by United States companies subject to the reporting and disclosure requirements under the United States federal securities laws and the rules and regulations thereunder. Our project as described in the PEA and Revised PEA currently does not contain any known proven or probable ore reserves under SEC Industry Guide 7 reporting standards. U.S. investors are urged to consider closely the disclosure in the Registrant’s latest reports and registration statements filed with the SEC. U.S. Investors are cautioned not to assume that any defined resources in these categories will ever be converted into SEC Guide 7 compliant reserves.

Exploration and Engineering Costs

To date we have incurred exploration costs at the Round Top Project of approximately $10.5 million.  In the fiscal year ending August 31, 2014 our total exploration costs were approximately $456,000.  We anticipate that our exploration costs for the fiscal year ending August 31, 2015 will be approximately $682,000, which will consist primarily of metallurgical expenses.  We expect that our current cash balance will not be enough to meet our exploration costs for the next fiscal year unless additional capital is raised.

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

Power is currently supplied to Sierra Blanca through El Paso Electric Services. El Paso Electric Services has approximately 1,643 megawatts of generating capacity. As the greater power needs of a floatation operation have been eliminated by the proposed heap leach mine plan the existing 69 kV is thought to be adequate to supply the envisioned heap leach operation.

Water for the project may be obtained from a well field approximately 3 miles east of the mine site. In October of 2014, we executed a lease with the Texas General Land Office to develop the water necessary for the potential Round Top project mine operations. The ground water lease secures our right to develop the ground water within a 13,120 acre lease area located approximately 4 miles from the Round Top deposit. The lease area contains five existing water wells. It is anticipated that all potential water needs for the Round Top project mine operations would be satisfied by the existing wells covered by this water lease. This lease has an annual minimum production payment of $5,000 prior to production of water for the operation. After initiation of production we will pay $0.95 per thousand gallons or $20,000 annually, whichever is greater. This lease remains effective as long as the mineral lease is in effect.

This well field was originally developed to supply water for a proposed real estate project in the late 1970's. One of the existing wells is reported to have pump tested 950 gallons per minute and another 450 gallons per minute. This water is high enough in total dissolved solids to not meet drinking water standards, thus there is no competition for its use. The quality of the water is expected to be adequate for process water needs and the water will require treatment to be potable.

Current and Planned Metallurgical Activities

Metallurgical research done leading to the publication of our Revised PEA of December 2013 has shown the possibility of heap leaching at the Round Top Project. This first step of "dissolving" the REE bearing mineral is the critical factor in the determination to develop REE projects. The type of solvent, its strength and other conditioning necessary to render the elements soluble is, in our opinion, what most affects the ultimate feasibility of a project. TRER has been able to extract a high percentage of the REE and other elements from the mineralized rock at the Round Top Project, and test work to date also indicates it can be done easily and at projected low operating costs. We are now at the stage of solution concentration and purifying.

We propose to carry this project forward in three stages. Stage 1 will determine the most efficient process to remove the rare earth elements from the pregnant leach solution (pls). Stage 2 will be pilot plant scale testing to define the operating parameters, capital costs and operating cost of the removal of the rare earth from the pls and the process to produce the high purity separated rare earth products for sale. Stage 2 will also design the process to separate and purify such by-product and potential by-products as uranium, thorium, lithium and beryllium. Stage 3 will bring the project to full feasibility with completed engineering, design, tables of organization and equipment and the required permitting and regulatory approvals.

Stage 1

Stage 1 is referred to as the purification step and will be implemented in two parts:

(1) Bench scale evaluation of an ion exchange process.

(2)  Bench scale evaluation of a solvent extraction process tailored to the deposit’s mineralogy.

Test work to date shows that the Round Top pregnant leach solution (pls) obtained by extracting the elements in the deposit’s rare earth bearing minerals will present as a dilute sulfuric acid solution containing the REE's and several other potentially economic by-product elements such as beryllium, lithium, potassium and uranium. This solution will also contain relatively high concentrations of aluminum, calcium, fluorine, iron and sodium. The objective of Stage 1 is to establish the most efficient way to process the REE from the pls to a more concentrated solution that will then become the feed stock for the element separation plant.

We believe that accomplishing this step of directly transferring the REE from the pls by either method, without prior treatment or conditioning, will have the potential to both improve recoveries and to materially lower the capital and operating costs of the Round Top Project as presented in the Revised PEA. Once the purification step has been designed, the elemental separation process, mine and heap leach design and other feasibility related tasks should be relatively straightforward.

Flow rates from the production leach field are expected to be relatively high, within the 400 to 1,500 gallon per minute range. Rare earth processing plants in use today require input solutions to be at relatively low flow rates in the 10 to 20 gallons per minute range and fairly high concentration of the rare earth elements, with a solution grade of approximately 90,000 to 150,000 ppm (9 to 15%). We refer to this transfer as the purification step.

Work to be done in Stage 1 will be the bench test work and a comparative analysis of the results to determine the most effective method of separating the REEs and other potentially valuable elements from the less desirable elements such as iron and aluminum.  Both solvent extraction (SX) and ion exchange (IX) will be evaluated; the process that most efficiently affects this transfer will be selected for Stage 2 development. A variation could be to partially or completely precipitate the impurities prior to the SX/IX stage.

We believe that the development of an effective process to purify and concentrate the pls is the definitive step in assuring the viability of the Round Top Project. Once that has been done the elemental separation process is relatively straight forward, SX or IX can be utilized.

Stage 2

Stage 2 will build on the results of Stage 1 and will be the pilot plant scale testing of the process proven most effective by Stage 1. The objective of this Stage will be the work required to bring the processing plant into full feasibility with capital and operating costs estimated to an accuracy range of 10 -15%. Stage 2 will also develop the heap leach procedure and pls solution management to pre-feasibility level with capital and operating estimated to an accuracy of 25 - 35%. Environmental base line studies and initial co-ordination with the Texas regulatory agencies will be included in this stage.

Stage 3

Stage 3 will bring the Round Top Project to full feasibility level. Electrical power and water needs will be developed, final mine design and engineering and the heap leach system engineering will be completed. The geotechnical drilling,  construction planning will be done and permitting will be in progress. Additional drilling to bring all of the rock included in the 20 year pit to a measured or indicated resourced category will be done if necessary.

Budget

Our estimated budget for these stages is as follows:

Project Stage 1, Purification - 4 Months

		Action	Cost
Purification Design
Purification IX
	Phase I	Bench Scale Scoping Study	$ 59,000

		Production of 10 gals pls	$ 15,000
Purification SX
	Phase I	Bench Scale Scoping Study	$ 67,000
Data Compilation & Evaluation		Evaluate Results and Plan Stage 2	$100,000
Purification Total			$241,000
Project G&A
	Employee Costs	Travel & Other	$ 10,000

	Sampling & Handling	Temporary Help, Shipping Etc.	$ 2,500
Project G&A Total			$ 12,500
Project Subtotal			$253,500
	Contingency (25%)		$ 63,375
Project Total			$ 316,875

Corporate G&A Total			$191,000

Stage 1 Total			$507,875

Stage 2 will cost approximately $4,747,000 to complete.  Currently, we estimate that Stage 3, a full feasibility study, will require, approximately, an additional $11,280,000.  We do not currently have the working capital to complete any of these stages.  We anticipate that this financing will raise sufficient capital to finish Stage 1.  Stage 2 and Stage 3 will require additional financing.  We anticipate raising additional funds through private offering of our equity or debt securities, entering into strategic arrangements or partnerships with industry peers to develop to Round Top Project or through selling non-core assets.

Metal Recovery Methods

There are two options for extracting the REE from the leach solution, solvent extraction (SX) and ion exchange (IX).

SX is widely used in the REE industry and is utilized by Rhodia (the France based REE processor) and the Chinese plants. SX is a process whereby the water/acid leach solution is mixed with a kerosene based solution containing the active organic agents (extractants) and then allowed to settle and separate into the water and oil phase. The extractants carried in the kerosene selectively remove the REE's and other sought after elements from the water/acid solution leaving the impurities in the original solution. The economic elements move from the aqueous sulfuric acid leach solution into the kerosene solution and are then transferred from the kerosene solution back into an aqueous solution, this time a hydrochloric acid solution at higher concentrations. This process is repeated over and over until all the individual REE's are separated into their purified individual oxides and then sold.

IX is a process whereby the leach solution is passed through a tank or column containing small beads of an ion exchange resin. The ion exchange resin has the active extracting agents embedded within the beads. The resin beads adsorb the metal ions of interest from the leach solution. When the beads are loaded to their maximum carrying capacity the loaded column is exchanged for a column containing fresh beads. The elements "loaded" on the resin are then stripped back into another aqueous solution, again hydrochloric acid, at high concentrations for further processing. The column with the "stripped" beads is then ready to be recycled back into the process. In the IX process the stripped beads are normally loaded with hydrogen ions which, when exchanged with the REEs in the PLS, does not affect the acidity of the solution, thus the acid is also recycled back into the process, further lowering the operational costs.

The aluminum, iron and other elements can be chemically precipitated and removed by raising the pH and adding other elements such as magnesium. The "cleaned" solution is then further refined by SX or IX methods. Precipitation has been successfully used to clean the Round Top solutions but it results in ~ a 20% loss of some of the REE via co-precipitation with the less desirable elements. TRER consultants are confident with additional work these losses will be reduced to 15% or lower. A disadvantage of this procedure is that most or all of the acid is neutralized and lost. Developing a procedure to use SX or IX to remove the REEs directly from the PLS will improve overall recoveries, simplify the process and significantly improve the operational economics.

SX has the advantage of being the process used in other REE operations, thus there is a considerable base of knowledge and experience to be relied on. It has some disadvantages, however. SX plants, while being simple in concept, consist of many repetitive stages which result in a relatively large operation with many steps which in turn require close control and supervision. They are both labor and capital intensive.

IX has the advantage of being simpler and the plants physically much smaller. IX also is more forgiving operationally because it is less sensitive to variations in flow rate and REE grade than SX. Both capital and operating costs are lower than equivalent SX plants. Its sole disadvantage is that it has not, to date, been applied to an REE operation.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended August 31, 2014, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

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

Fiscal Year 2014	High	Low

Quarter ended August 31, 2014	$0.49	$0.36
Quarter ended May 31, 2014	$0.45	$0.36
Quarter ended February 28, 2014	$0.53	$0.38
Quarter ended November 30, 2013	$0.53	$0.24

Fiscal Year 2013	High	Low

Quarter ended August 31, 2013	$0.35	$0.21
Quarter ended May 31, 2013	$0.63	$0.34
Quarter ended February 28, 2013	$0.59	$0.15
Quarter ended November 30, 2012	$0.46	$0.14
Fiscal Year 2012	High	Low

Quarter ended August 31, 2012	$0.80	$0.30
Quarter ended May 31, 2012	$1.35	$0.27
Quarter ended February 29,2012	$2.00	$1.11
Quarter ended November 30, 2011	$2.55	$1.50

The last bid price of our common stock on October 29, 2014 was $0.237 per share.

Holders

The approximate number of holders of record of our common stock as of September 26, 2014 was 503.

Dividends

We have not paid any cash dividends on our equity security and our Board has no present intention of declaring any cash dividends.  We are not prohibited from paying any dividends pursuant to any agreement or contract.

Securities Authorized for Issuance under Equity Compensation Plans

In September 2008, the Board adopted our 2008 Stock Option Plan (the “2008 Plan”), which was also approved by our shareholders in September 2008.  In May 2011, the board of directors adopted an amendment to our 2008 Plan (the “Amended 2008 Plan”), which was also approved by our shareholders in August 2011. The Amended 2008 Plan increased the number of shares available for grant from 2,000,000 to up to 5,000,000 shares of our common stock for awards to our officers, directors, employees and consultants.  On February 15, 2012, our stockholders approved an increase of 2,000,000 of shares of common stock available for issuance under the amended 2008 Stock Option Plan (the “Plan”).  As amended, the Plan provides for 7,000,000 shares of common stock for all awards.  Other provisions of the Amended 2008 Plan remain the same as under our 2008 Plan.  As of August 31, 2014, a total of 2,205,000 shares of our common stock remained available for future grants under the Amended 2008 Plan.

The following table sets forth certain information as of August 31, 2014 concerning our common stock that may be issued upon the exercise of options or warrants or pursuant to purchases of stock under the Amended 2008 Plan:

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	4,795,000	$0.70	2,205,000
Equity compensation plans not approved by stockholders	170,000	$0.33	--

Total	4,965,000	$0.69	2,205,000

Recent Sales of Unregistered Securities During Fiscal 2014

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

On December 23, 2013, we published a revised version of the June 2012 Preliminary Economic Assessment (the “Revised PEA”) on the Round Top Project based on a 20,000 tonne per day heap leach operation using a conventional element separation plant. The mineralized material estimate was recalculated to include uranium, niobium, tantalum and tin. The revised PEA assesses the potential economic viability of the simplified and "scaled down” operation which we believe is a much better fit with the present rare earth market.

On September 8, 2014, we announced that we had completed an internal analysis suggesting that there is a reasonable possibility to adapt a lower volume staged growth approach to development of our Round Top project.  The analysis indicated that an operation designed to produce a selected group of separated REE products in the range of 350-450 tonnes per year range, could potentially yield favorable mine economics.  The goal of the proposed staged approach would be to increase mining rates if and when our products gained acceptability.  The analysis suggested that capital needs in the Revised PEA could be proportionally reduced in relation to the lower volume initial stage. We are currently conducting a more detailed analysis of the relative capital expenses and operating expenses requirements of a scaled down processing plant with both solvent extraction and ion exchange processes under evaluation. We believe the lower capital requirements of a staged startup could offset any marginal increase in unit operating costs.

Our current management and Board are stockholder-centric, and receive either no cash compensation or much less than previous management. We will require definitive scientific documentation, rigorous economic studies, consideration of a wide range of alternatives and meticulous oversight of any cash outlays of stockholder funds.

Current Plan of Operations

Continued Work Program on Round Top Project

See “Properties – Current and Planned Metallurgical Activities” for a description of our current work activities and budget for the Round Top Project.

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

2.
Uranium-beryllium-rare earth and other rare metals hosted as structurally controlled fluorite replacements in the limestones at depth below the known deposits. Geologic and geochemical conditions are thought to be conducive for the emplacement of replacement type deposits within the same fault zones that hosted the known beryllium-uranium deposits at depth where favorable host limestones are present. We believe that careful compilation and analysis of existing surface geologic mapping and of the drill data may better define these targets.

We believe that using the existing data we can improve our understanding of the exploration potential of the area without resorting to such expensive techniques such as drilling.

Actively Seeking Project Partners

In addition to pursuing the exploration of our Round Top Project, we are actively seeking industry partners to assist the Company in financing the exploration and, if warranted, development of the Round Top Project.  While we do not currently have any agreements and do not anticipate any agreements in the near future, we are actively engaged in pursuing partners for the Round Top Project for a range of participation, including but not limited to, joint-venture arrangements, project sale, significant investment in the Company, back-end processing and product sales arrangements and other financing arrangements to assist in the Round Top Project.

Recent Corporate Developments

The following significant corporate developments occurred during the year ended August 31, 2014 and the subsequent period through the filing of this Annual Report:

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

Advisory Agreement - Hedrick

On January 10, 2014 our Board entered into an advisory services agreement (“Hedrick Advisory Agreement”) with James B. Hedrick. Pursuant to the terms of the Hedrick Advisory Agreement, Mr. Hedrick will provide services to assist us develop and promote our Round Top Project. Mr. Hedrick will be paid by the Company an annual cash fee of $5,000. The Hedrick Advisory Agreement can be terminated by either party upon 10-days’ notice.  Additionally, the Company granted the Mr. Hedrick 25,000 options to purchase shares of common stock under the Company’s Stock Option Plan, exercisable at a price of $0.42 per share of common stock for a period of five years from the date thereof.

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

Advisory Agreement - Wingo

On March 19, 2014 our Board entered into an advisory services agreement (“Wingo Advisory Services Agreement”) with Robert Vernon Wingo. Pursuant to the terms of the Wingo Advisory Services Agreement, Mr. Wingo will provide services to assist us develop and promote our Round Top Project. Mr. Wingo will be paid by the Company an annual cash fee of $5,000. The Wingo Advisory Services Agreement can be terminated by either party upon 10 days’ notice. Additionally, the Company granted Mr. Wingo 25,000 options to purchase shares of common stock under the Company’s Stock Option Plan, exercisable at a price of $0.41 per share of common stock for a period of five years from the date thereof.

Liquidity and Capital Resources

As of August 31, 2014, we had a working capital surplus of approximately $238,500. We will need to raise additional funding to implement our business strategy. Our management believes that based on our current working capital, we will be able to continue operations only through the end of calendar year 2014 without raising additional capital. During our fiscal year ending August 31, 2015, we plan to minimize spending for metallurgical testing and flow sheer development, additional geologic and resource modeling and compliance costs associated with state governmental agencies and appropriate staff and consulting expenses until such time we raise additional capital or secure a strategic partner. The timing of these expenditures is dependent upon a number of factors, including the availability of third party contractors.

During the current fiscal year ending August 31, 2015, we plan to initiate Stage 1of our metallurgical activities as discussed in the section heading “ITEM 2. PROPERTIES” of this Annual Report.  Our budget for this stage of activity is approximately $508,000.  We anticipate that our financing efforts will raise sufficient capital to finish Stage 1 but there is no guarantee that we will be able to raise the working capital necessary for Stage 1 activities. After completion of Stage 1, we will use any remaining available capital to begin work on Stage 2 of our metallurgical activities.  Currently, we anticipate that general and administrative expenses in the fiscal year ending August 31, 2015 will be approximately $700,000.

During the fiscal year ended August 31, 2014 we paid the second installment of our surface lease in the amount of $45,000 to the Southwest Wildlife Foundation

The audit opinion and notes that accompany our consolidated financial statements for the year ended August 31, 2014, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its activities is more assured.

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

On August 28, 2014 we filed a registration statement on Form S-1, as amended October 1, 2014, relating to a potential rights offering to our stockholders of units of the Company to raise approximately $1.5 million. The registration statement is not effective and the Company is corresponding with the staff of the SEC to clear staff comments on the S-1. The Company cannot predict if or when the S-1 will be brought effective and the rights offering completed. Further, as the rights offering is not underwritten and there are no backstop guarantees the Company does not know how much if any of the $1.5 million units of the Company would be purchased under the proposed rights offering.

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

Results of Operations

Fiscal Years ended August 31, 2014 and 2013

Revenue

We had no operating revenues during the fiscal years ended August 31, 2014 and 2013.  We are not currently profitable.  As a result of ongoing operating losses, we had an accumulated deficit of approximately $29.3 million as of August 31, 2014.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the fiscal years ended August 31, 2014 and 2013, in the amount of approximately $456,000 and $1.3 million, respectively.  Expenditures during fiscal year 2014 and 2013 were primarily for metallurgical testing.

Our general and administrative expenses for the fiscal year ended August 31, 2014 were approximately $2.3 million.  This amount included approximately $767,000 in non-cash stock-based compensation to directors and compensation to outside consultants.  The remaining expenditures totaling approximately $1.56 million were primarily for payroll and related taxes and benefits, professional and investment banking fees and other general and administrative expenses necessary for our operations.

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

We had losses from operations for the fiscal years ended August 31, 2014 and 2013 totaling approximately $2,789,000 and $3,685,000, respectively and net losses for the fiscal years ended August 31, 2014 and 2013 totaling approximately $2,791,000 and $3,690,000.  We earned interest and other income netting approximately $2,500 and $4,500 for the fiscal years ended August 31, 2014 and 2013, respectively.

Off-Balance Sheet Arrangements

For the fiscal years ended August 31, 2014 and 2013, we did not have any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position, or cash flow.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are fairly presented in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Management believes that the following critical accounting estimates and judgments have a significant impact on our financial statements; Valuation of options granted to Directors and Officers using the Black-Scholes model, and fair value of mineral properties. The accounting policies are described in greater detail in Note 2 to our audited annual financial statements for the fiscal year ended August 31, 2014.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Texas Rare Earth Resources Corp
Sierra Blanca, Texas

We have audited the accompanying balance sheets of Texas Rare Earth Resources Corp (the “Company”) as of August 31, 2014 and 2013, and the related statements of operations, shareholders' equity, and cash flows for each of the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Rare Earth Resources Corp as of August 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2015 raise substantial doubt about its ability to continue as a going concern. The 2014 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ LBB & ASSOCIATES LTD., LLP
LBB & Associates Ltd., LLP

Houston, Texas
November 11, 2014

Texas Rare Earth Resources Corp
BALANCE SHEETS

	August 31, 2014	August 31, 2013

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$387,841	$2,374,017
Prepaid expenses and other current assets	44,641	61,828
Total current assets	432,482	2,435,845

Property and equipment, net	83,002	148,217
Mineral properties	1,718,286	1,718,286
Deposits	61,396	111,250

TOTAL ASSETS	$2,295,166	$4,413,598

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$155,123	$228,834
Accounts payable - related party	8,390	-
Current portion of note payable	30,458	29,007
Total current liabilities	193,971	257,841
Note payable - net of current portion and discount	260,387	290,845
Total liabilities	454,358	548,686

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of August 31, 2014 and
August 31, 2013, respectively	-	-
Common stock, par value $0.01; 100,000,000 shares authorized,
37,036,916 shares issued and outstanding as of
August 31, 2014 and August 31, 2013, respectively	370,370	370,370
Additional paid-in capital	30,769,086	30,001,752
Accumulated deficit	(29,298,648)	(26,507,210)
Total shareholders' equity	1,840,808	3,864,912

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,295,166	$4,413,598

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
STATEMENTS OF OPERATIONS

	Year Ended August 31,
	2014	2013

OPERATING EXPENSES
Exploration costs	$455,903	$1,281,998
General and administrative expenses	2,333,081	2,403,226

Total operating expenses	2,788,984	3,685,224

LOSS FROM OPERATIONS	(2,788,984)	(3,685,224)

OTHER INCOME (EXPENSE)
Loss on asset disposal	-	(12,835)
Interest and other income	5,289	24,388
Interest and other expense	(7,743)	(16,191)
Total other income (expense)	(2,454)	(4,638)

NET LOSS	$(2,791,438)	$(3,689,862)

Net loss per share:
Basic and diluted net loss per share	$(0.08)	$(0.10)

Weighted average shares outstanding:
Basic and diluted	37,036,916	36,670,297

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
STATEMENTS OF SHAREHOLDERS' EQUITY
For the years Ended August 31, 2014 and August 31, 2013

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at August 31, 2012	-	$-	36,550,009	$365,501	$29,262,684	$(22,817,348)	$6,810,837

Options issued to Officers and Directors					376,629		376,629
Repurchase of common stock outstanding			(576,923)	(5,769)	(126,923)		(132,692)
Common Stock issued for assumption of West Lease			1,063,830	10,638	489,362		500,000
Net loss						(3,689,862)	(3,689,862)

Balance at August 31, 2013	-	-	37,036,916	370,370	30,001,752	(26,507,210)	3,864,912

Options issued to Officers and Directors					654,111		654,111
Shares issued for services					113,223		113,223
Net loss						(2,791,438)	(2,791,438)

Balance at August 31, 2014	-	$-	37,036,916	$370,370	$30,769,086	$(29,298,648)	$1,840,808

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
STATEMENTS OF CASH FLOWS

	Year Ended August 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,791,438)	$(3,689,862)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	65,855	86,272
Loss on disposition of fixed assets	-	12,835
Stock based compensation	767,334	376,629
Changes in current assets and liabilities:
Prepaid expenses and other assets	67,041	3,912
Accounts payable and accrued expenses	(73,711)	(249,596)
Accounts payable related party	8,390	-
Net cash used in operating activities	(1,956,529)	(3,459,810)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mineral properties	-	(510,000)
Purchase of fixed assets	(640)	(696)
Proceeds from sale of fixed assets	-	4,280
Net cash used in investing activities	(640)	(506,416)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on note payable	(29,007)	(45,000)
Purchase of common stock	-	(132,692)
Net cash used in financing activities	(29,007)	(177,692)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,986,176)	(4,143,918)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,374,017	6,517,935
CASH AND CASH EQUIVALENTS, END OF PERIOD	$387,841	$2,374,017

SUPPLEMENTAL INFORMATION
Interest paid	$7,743	$191
Taxes paid	$-	$-
Issuance of common stock for lease assignment	$-	$500,000
Note payable for lease assignment	$-	$364,852

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP.
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2014 AND 2013

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

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $29,298,648 as of August 31, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (Continued)

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, services have been performed, the sales price is fixed or determinable, and collectability is probable. We have yet to generate any revenue.

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs including related property and equipment costs. To determine if these costs are in excess of their recoverable amount, periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with ASC 360-10-35-15,  Impairment or Disposal of Long-Lived Assets. Exploration costs were approximately $456,000 and $1,282,000 for the years ended August 31, 2014 and 2013, respectively.

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

Amended 2008 Stock Option Plan

In September 2008, the Board adopted our 2008 Stock Option Plan (the “2008 Plan”), which was also approved by our shareholders in September 2008.  In May 2011, the board of directors adopted an amendment to our 2008 Plan (the “Amended 2008 Plan”), which was also approved by our shareholders in August 2011. The Amended 2008 Plan increased the number of shares available for grant from 2,000,000 to up to 5,000,000 shares of our common stock for awards to our officers, directors, employees and consultants.  On February 15, 2012, our stockholders approved an increase of 2,000,000 of shares of common stock available for issuance under the amended 2008 Stock Option Plan (the “Plan”).  As amended, the Plan provides for 7,000,000 shares of common stock for all awards.  Other provisions of the Amended 2008 Plan remain the same as under our 2008 Plan.  As of August 31, 2014, a total of 2,205,000 shares of our common stock remained available for future grants under the Amended 2008 Plan.

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

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Recent Accounting Pronouncements

Pronouncements between August 31, 2014 and the date of this filing are not expected to have a significant impact on our operations, financial position, or cash flow, nor does the Company expect the adoption of recently issued, but not yet effective, accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of office furniture, equipment and vehicles.  The property and equipment are depreciated using the straight-line method over their estimated useful life of 3-20 years.  Our property and equipment, net consist of the following:

	August 31, 2014	August 31, 2013
Furniture &office equipment	$85,889	$85,889
Vehicles	105,299	105,299
Computers & software	48,711	48,071
Field equipment	71,396	71,396
Total cost basis	311,295	310,655
Less: Accumulated depreciation	(228,293)	(162,438)
Property & equipment, net	$83,002	$148,217

Depreciation expense for the years ending August 31, 2014 and 2013 was $65,855 and $86,272, respectively.

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

Thereafter, we will pay the State of Texas a production royalty equal to eight percent (8%) of the market value of uranium and other fissionable materials removed and sold from Round Top and six and one quarter percent (61/4%) of the market value of all other minerals removed and sold from Round Top.

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

 In August 2014, we paid a delay rental to the State of Texas in the amount of $44,718.

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

In August 2014, we paid a delay rental to the State of Texas of $4,500.

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

NOTE 5 – NOTE PAYABLE

In relation to the Foundation lease discussed in Note 4 the Company recorded a note payable for an amount for the initial $45,000 due upon signing of lease and the nine (9) future payments due of $45,000 which has been recorded at its present value discounted with an imputed interest rate of 5% for a total note payable of $364,852. At August 31, 2014 the current portion due is $30,458 and long-term portion due is $260,387. The Company has also accrued interest expense of $7,750 as of year end which is included in accrued liabilities.

Future maturities

Year	Principle amount due

2015	30,458
2016	31,981
2017	33,580
2018	35,259
2019 thereafter	159,567
Total	$290,845

During the fiscal year ended August 31, 2014 we paid the second installment of our surface lease in the amount of $45,000 to the Southwest Wildlife Foundation.

NOTE 6 – INCOME TAXES

The following table sets forth a reconciliation of the federal income tax for the years ended August 31, 2014 and 2013:

	2014	2013

Loss before provision for income taxes	$(2,791,438)	$(3,689,862)

Income tax benefit at 34% federal statutory rate	$949,089	$1,254,553

Permanent difference - non-deductible business meals and entertainment	(1,087)	(1,379)

Other		29,815

Increase in valuation allowance	(948,002)	(1,282,989)

	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as a deferred tax asset and liability.  Significant components of the deferred tax assets are set out below along with a valuation allowance to reduce the net deferred tax asset to zero.

In order to comply with generally accepted accounting principles, management has decided to establish a valuation allowance because of the potential that the tax benefits underlying deferred tax asset may not be realized.  Significant components of our deferred tax asset at August 31, 2014 and 2013 are as follows:

	2014	2013

Net operating loss carryfowards	$3,520,253	$2,948,177

Stock compensation	1,486,689	1,264,291

Assets, exploration cost, depreciation and
amortization	3,452,684	3,299,156

Less: valuation allowance	(8,459,626)	(7,511,624)

	$-	$-

NOTE 6 – INCOME TAXES (Continued)

As a result of a change in control effective in April 2007, our net operating losses prior to that date may be partially or entirely unavailable, by law, to offset future income and, accordingly, are excluded from the associated deferred tax asset.

The net operating loss carryforward in the approximate amount of $10,354,000 will begin to expire in 2022.  We file income tax returns in the United States and in one state jurisdiction.  With few exceptions, we are no longer subject to United States federal income tax examinations for fiscal years ending before 2010, and is no longer subject to state tax examinations for years before 2009.

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

During the year ended August 31, 2014, we expensed approximately $767,000 in non-cash stock-based compensation to directors and outside consultants.

On September 1, 2013, our Board approved and granted a total of 60,000 options to consultants. The options are exercisable at $0.30 per share for a period of five years. All options vest 1/6 at the end of each month of consulting services. With respect to these options, the Black-Scholes pricing model was used to estimate the fair value of the 60,000 options issued during the period to these consultants, using the assumptions of a risk free interest rate of 1.62%, dividend yield of 0%, volatility of 303%, and an expected life of 5 years. These options are valued at approximately $16,000 and are being expensed over the vesting period of 6 months in the amount of approximately $2,700 per month and have been fully expensed at year end.

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

On November 25, 2013, our Board approved and granted a total of 10,000 options to consultants. The options are exercisable at $0.50 per share for a period of five years. All options vest immediately. With respect to these options, the Black-Scholes pricing model was used to estimate the fair value of the 10,000 options issued during the period to these consultants, using the assumptions of a risk free interest rate of 1.37%, dividend yield of 0%, volatility of 298%, and an expected life of 5 years. These options were expensed immediately in the amount of approximately $5,000.

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

On January 10, 2014, our Board entered into an agreement with a consultant to provide advisory services to the Company’s Board. As a part of the agreement our Board approved to provide the consultant with annual cash compensation of $5,000 and a grant of 25,000 options. The options are exercisable at $0.42 per share for a period of five years. All options vest immediately. With respect to these options, the Black-Scholes pricing model was used to estimate the fair value of the 25,000 options issued during the period to this advisor, using the assumptions of a risk free interest rate of 2.88%, dividend yield of 0%, volatility of 293%, and an expected life of 5 years. These options were expensed immediately in the amount of approximately $10,500.

NOTE 7– SHAREHOLDERS’ EQUITY (Continued)

On February 19, 2014, our Board approved a grant of 50,000 options to a consultant to the Company. The options are exercisable at $0.41 per share for a period of five years. All options vest immediately. With respect to these options, the Black-Scholes pricing model was used to estimate the fair value of the 50,000 options issued during the period to this advisor, using the assumptions of a risk free interest rate of 2.88%, dividend yield of 0%, volatility of 291%, and an expected life of 5 years. These options were expensed immediately in the amount of approximately $20,500.

On March 31, 2014, April 30, 2014, and May 31, 2014, the Board approved a total grant of 30,000 options to a consultant to the Company. The options are exercisable at $0.30 per share for a period of five years. All options vest immediately. With respect to these options, the Black-Scholes pricing model was used to estimate the fair value of the 30,000 options issued during the period to this advisor, using the assumptions of a risk free interest rate of 1.54% to 1.74%, dividend yield of 0%, volatility of 284% to 288%, and an expected life of 5 years. These options were expensed immediately in the amount of approximately $12,000.

On March 3, 2014, our Board approved the repricing of all outstanding Board options for active directors to $0.45. A total of 3.185 million Directors’ options that was outstanding as of March 3, 2014. With respect to these options, the Black-Scholes pricing model was used to estimate the fair value of the 3.185 million options outstanding on March 3, 2014, using the assumptions of a risk free interest rate from 0.39% to 2.6%, a dividend yield of 0%, volatility of 158%, to 883% and an expected life of 2 to 9.75 years. The options were expensed in full during the third quarter 2014 in the amount of approximately $43,000.

On March 19, 2014, our Board approved a grant of 25,000 options to a consultant to the Company. The options are exercisable at $0.41 per share for a period of five years. All options vest immediately. With respect to these options, the Black-Scholes pricing model was used to estimate the fair value of the 25,000 options issued during the period to this advisor, using the assumptions of a risk free interest rate of 1.56%, dividend yield of 0%, volatility of 289%, and an expected life of 5 years. These options were expensed immediately in the amount of approximately $10,500.

On June 30, 2014, July 31, 2014, and August 31, 2014, the Board approved a total grant of 30,000 options to a consultant to the Company. The options are exercisable at $0.30 per share for a period of five years. All options vest immediately. With respect to these options, the Black-Scholes pricing model was used to estimate the fair value of the 30,000 options issued during the period to this advisor, using the assumptions of a risk free interest rate of 1.62% to 1.76%, dividend yield of 0%, volatility of 281% to 286%, and an expected life of 5 years. These options were expensed immediately in the amount of approximately $12,000.

During the year the Company recognized stock compensation expense of approximately $210,000 for 1,725,000 stock options issued to Board members in prior year for services vesting over one to three years. As of yearend there remains approximately $249,000 of stock compensation expense to be recognized.

We currently have 37,036,916 shares of our common stock outstanding.

As of August 31, 2014, the Company has 9,587,000 warrants issued in prior year, exercisable and outstanding with exercise prices of $2.50 to $5.00 per warrant, expiring 2015 and 2016.

As of August 31, 2014, the Company has 4,965,000 options issued and outstanding, of which 1,090,000 were issued during the twelve months ended August 31, 2014. The options have exercise prices of $0.30 to $1.00 and 3,971,022 are vested and exercisable, expiring in 2016 and 2024.

In September 2008, the Board adopted our 2008 Stock Option Plan (the “2008 Plan”), which was also approved by our shareholders in September 2008.  In May 2011, the board of directors adopted an amendment to our 2008 Plan (the “Amended 2008 Plan”), which was also approved by our shareholders in August 2011. The Amended 2008 Plan increased the number of shares available for grant from 2,000,000 to up to 5,000,000 shares of our common stock for awards to our officers, directors, employees and consultants.  On February 15, 2012, our stockholders approved an increase of 2,000,000 of shares of common stock available for issuance under the amended 2008 Stock Option Plan (the “Plan”).  As amended, the Plan provides for 7,000,000 shares of common stock for all awards.  Other provisions of the Amended 2008 Plan remain the same as under our 2008 Plan.  As of August 31, 2014, a total of 2,205,000 shares of our common stock remained available for future grants under the Amended 2008 Plan.

NOTE 7– SHAREHOLDERS’ EQUITY (Continued)

The following table sets forth certain information as of August 31, 2014 concerning our common stock that may be issued upon the exercise of options or warrants or pursuant to purchases of stock under the Amended 2008 Plan:

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	4,795,000	$0.70	2,205,000
Equity compensation plans not approved by stockholders	170,000	$0.33	--

Total	4,965,000	$0.69	2,205,000

Warrants

The fair value of the 1,905,000 warrants issued in January 2011 with our 2011 Private Placement was estimated at the date of issue using the Black-Scholes valuation model. The Company included the relative fair value of the warrants of $944,000 as APIC.

The fair value of the 7,432,000 Option Warrants issued in May and June with our 2011 Private Placement was estimated at the date of issue using the Black-Scholes valuation model. The Company recorded the relative fair value of the warrants of $2,236,000 as Additional Paid In Capital.

            The fair value of the 250,000 Option Warrants issued in November 2010 for public relations services was estimated at the date of issue using the Black-Scholes valuation model. The Company recorded the relative fair value of the warrants of $479,998 as Additional Paid In Capital.

Warrant activity for the year ended August 31, 2014, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Grant Date Fair Value

Outstanding at August 31, 2013	9,587,000	$2.57	1.54	$3,659,998

Warrants granted	-	-	-	-

Warrants exercised	-	-	-	-

Warrants cancelled/forfeited/expired	-	-	-	-

Outstanding at August 31, 2014	9,587,000	$2.57	1.54	$3,659,998

Vested at August 31, 2014	9,587,000	$2.57	1.54	$3,659,998

Exercisable at August 31, 2014	9,587,000	$2.57	1.54	$3,659,998

NOTE 7– SHAREHOLDERS’ EQUITY (Continued)

The assumptions used and the weighted average calculated value of warrants issued during prior years, were as follows:

Risk-free interest rate	1.1%
Expected dividend yield	0.00%
Expected volatility	380-425%
Expected life	5 Years

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company had accounts payable to an officer in the amount of $8,390 at year end.

The Company rents office space on a month to month basis of $1,600 from a director.

NOTE 9 – SUBSEQUENT EVENTS

In October 2014, we executed an agreement with the Texas General Land Office securing the option to purchase the surface rights covering the potential Round Top project mine and plant areas.

The option to purchase the surface rights covers approximately 5,670 acres over the mining lease and the additional acreage adequate to site all potential heap leaching and processing operations as currently anticipated by the Company. We may exercise the option for all or part of the option acreage at any time during the sixteen year primary term of the mineral lease. The option can be kept current by an annual payment of $10,000. The purchase price will be the appraised value of the surface at the time of exercising the option.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended August 31, 2014, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2014. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we have concluded that, as of August 31, 2014, our internal controls over financial reporting were effective based on those criteria.

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

Changes to Internal Control over Financial Reporting

There have not been changes in our internal control over financial reporting during the year ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included under the section entitled “Information on the Board of Directors and Executive Officers” in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with the 2014 annual meeting of shareholders (the “Proxy Statement”), which information is incorporated by reference to this Annual Report on Form 10-K.

For disclosure regarding our Executive Officers, see the section headed: “ITEM 1.  BUSINESS.  Executive Officers of the Company” above.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Documents filed as part of this Annual Report on Form 10-K or incorporated by reference:

(1)	The financial statements are listed on the “Index to Financial Statements” in Item 8.

(2)	Financial Statement Schedules (omitted because the Company is a smaller reporting issuer).

The following exhibits are attached hereto or are incorporated by reference:

Exhibit No.	Description

2.1	Plan of Conversion, dated August 24, 2012, incorporated by reference to Exhibit 2.1 of our Form 8-K filed with the SEC on August 29, 2012.
3.1	Delaware Certificate of Conversion, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on August 29, 2012.
3.2	Delaware Certificate of Incorporation, incorporated by reference to Exhibit 3.2 of our Form 8-K filed with the SEC on August 29, 2012.
3.3	Delaware Bylaws, incorporated by reference to Exhibit 3.3 of our Form 8-K filed with the SEC on August 29, 2012.
4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.1	Amended and Restated 2008 Stock Option Plan, incorporated by reference to Exhibit 10.1 of our Form 10-Q for the period ended May 31, 2011 filed with the SEC on July 15, 2011.
10.2	Lease, incorporated by reference to Exhibit 10.2 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.3	Form of Class A Warrant, incorporated by reference to Exhibit 10.3 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.4	Form of Class B Warrant, incorporated by reference to Exhibit 10.4 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.5	Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.5 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
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

10.10	Shareholders’ Agreement, incorporated by reference to Exhibit 10.10 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.11*	Director’s Agreement by and between the Company and General Gregory Martin, incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on February 23, 2011.
10.12*
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

10.16*	Summary of Dan Gorski Employment Arrangement incorporated by reference to Exhibit 10.16 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011
10.17*
Summary of Wm. Chris Mathers Employment Arrangement incorporated by reference to Exhibit 10.17 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011

10.18*
Summary of Stanley Korzeb Employment Arrangement incorporated by reference to Exhibit 10.18 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011

10.19*	Employment Agreement by and between the Company and Marc LeVier, incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on May 9, 2011.
10.20*	Director’s Agreement by and between the Company and Jim Graham, incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the SEC on May 9, 2011.
10.21*	Option Agreement for Wm. Chris Mathers incorporated by reference to Exhibit 10.21 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.
10.22*	Form of Directors Option Agreement incorporated by reference to Exhibit 10.22 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.
10.23	Form of Registration Rights Agreement for May/June option exercises, incorporated by reference to Exhibit 10.12 of our Form 10-Q for the period ended May 31, 2011 filed with the SEC on July 15, 2011.
10.24	Denver Colorado Facilities Lease, incorporated by reference to Exhibit 10.13 of our Form 10-Q for the period ended May 31, 2011 filed with the SEC on July 15, 2011.
10.25*	Employment Agreement between the Company and Anthony Garcia dated August 11, 2011, incorporated by reference to Exhibit 10.25 of the Company’s Form 10-K filed with the SEC on November 15, 2012
10.26*	Director Appointment Agreement dated February 2, 2012, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on February 6, 2012
10.27	Separation Agreement and Release between the Company and Marc LeVier incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 24, 2012
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

23.1(1)	Consent of LBB & Associates Ltd., LLP
31.1(1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act.
31.2(1)	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act.
32.1(1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(2)	XBRL Instance Document
101.SCH(2)	XBRL Taxonomy Extension — Schema
101.CAL(2)	XBRL Taxonomy Extension — Calculations
101.DEF(2)	XBRL Taxonomy Extension — Definitions
101.LAB(2)	XBRL Taxonomy Extension — Labels
101.PRE(2)	XBRL Taxonomy Extension — Presentations

* Management contract or compensatory plan or arrangement.

(1)	Filed herewith.
(2)
Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) for the year ended August 31, 2013 and 2012, (ii) Consolidated Balance Sheets at August 31, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the year ended August 31, 2013 and 2012, and (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS RARE EARTH RESOURCES CORP.

/s/ Daniel E Gorski
Daniel E Gorski, duly authorized officer
and Principal Executive Officer

DATED:  November 12, 2014

/s/ Mike McDonald
Mike McDonald, Principal Financial and Accounting Officer

DATED:  November 12, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Daniel E Gorski Daniel E Gorski	Chief Executive Officer, Principal Executive Officer and Director	November 12, 2014

/s/ Mike McDonald Mike McDonald	Chief Financial Officer and Principal Financial and Accounting Officer	November 12, 2014

/s/ Anthony Marchese Anthony Marchese	Chairman of the Board	November 12, 2014

/s/ Cecil C Wall Cecil C Wall	Director	November 12, 2014

/s/ Nicholas Pingitore Nicholas Pingitore	Director	November 12, 2014

/s/ James R Wolfe James R Wolfe	Director	November 12, 2014

/s/ Laura Lynch Laura Lynch	Director	November 12, 2014
/s/ Jack Lifton Jack Lifton	Director	November 12, 2014