Form 10-K/A
Texas Rare Earth Resources Corp.
filed 2014-12-29
CIK 1445942

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

Large Accelerated Filer ☐         Accelerated Filer ☐              Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:    As of February 28, 2014 the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $15,185,135 based upon the closing sale price of the common stock as reported by the OTCQX.US. For purposes of this calculation, shares of common stock held by executive officers, directors and holders of greater than 10% of the registrant's outstanding common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes

The number of shares of the Registrant’s common stock outstanding as of December 29, 2014 was 37,036,916.

EXPLANATORY NOTE

Texas Rare Earth Resources Corp. (the “Company,” “we,” “us,” “our,” or “TRER” ) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended August 31, 2014 (the “Form 10-K”), as originally filed with the United States Securities and Exchange Commission (the “SEC”) on November 12, 2014.  The purpose of this Amendment is to include Part III information which was to be incorporated by reference from our definitive proxy statement for our 2015 Annual General Meeting of Stockholders.  This information was previously omitted from the 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the Part III information to be incorporated in our Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end.  We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by our Form 10-K.  The reference on the cover to the Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Form 10-K is hereby deleted.  This Amendment hereby amends and restates the cover page and Part III, Items 10 through 14 in their entirety.

In accordance with Rule 12b-15 under the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of our Form 10-K are hereby amended and restated in their entirety.  In addition, new certifications of our principal executive officer and principal financial officer are attached, each as of the filing date of this Amendment.  This Amendment does not amend or otherwise update any other information in our 10-K.  Accordingly, this Amendment should be read in conjunction with our Form 10-K and with our filings with the SEC subsequent to our Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our current directors and executive officers.  The term for each director expires at our next Annual Meeting or until his or her successor is appointed and qualified.  The ages of the directors and officers are shown as of December 29, 2014.

Directors and Executive Officers

Name	Age	Current Office with Company	Positions Held Since

Daniel E. Gorski	77	Director Chief Executive Officer	January 2007 August 2012
G W McDonald	79	Chief Financial Officer	January 2013
Anthony Marchese	58	Director	December 2009
Cecil Wall	83	Director	August 2012
Nicholas Pingitore	70	Director	August 2012
Laura Lynch	56	Director Vice President External Affairs	June 2013 June 2013
Jack Lifton	74	Director	October 2013
James Wolfe	78	Director	August 2012

Directors

Daniel E. Gorski -  Mr. Gorski has served as a director of the Company since January 2006 and as the Company’s chief executive officer since August 2012.  Prior thereto, Mr. Gorski served as the Company’s president and chief executive officer from January 2007 to May 2011 and chief operating officer from May 2011 to December 2011.  From July 2004 to January 2006, Mr. Gorski was the co-founder and vice president of operations for High Plains Uranium Inc., a uranium exploration and development company that went public on the Toronto Stock Exchange in December 2005.  Between June 1996 to May 2004, Mr. Gorski served as an officer and director of Metalline Mining Co., a publicly traded mining and development company with holdings in the Sierra Mojada Mining District, Coahuila, Mexico.  From January 1992 to June 1996, Mr. Gorski was the exploration geologist under contract to USMX Inc. and worked exclusively in Latin America.  Mr. Gorski earned a BS in 1960 from Sul Ross State College, in Alpine, Texas and an MA in 1970 from the University of Texas in Austin, Texas.  Mr. Gorski has over forty-three years of experience in the mining industry.

Mr. Gorski’s extensive technical knowledge and experience in the mining industry combined with his historical relationship with the Company’s principal property, the Round Top project, permits Mr. Gorski to provide the Board with valuable insight to the exploration and development of the Round Top project. Accordingly, the Board believes that Mr. Gorski should serve on the Board

Anthony Marchese -   Mr. Marchese has served as a director since December 2009.  Since May 2011, Mr. Marchese has served as a Senior Vice-President with Axiom Capital Management, Inc., a New York City based FINRA member broker/dealer.  Mr. Marchese also serves as the general partner and chief investment officer of the Insiders Trend Fund, LP, an investment partnership whose mandate is to invest in those public companies whose officers and/or directors have been active acquirers of their own stock.  Mr. Marchese’s prior experience includes Monarch Capital Group, LLC (President and Chief Operating Officer – 2003 to 2011), Laidlaw Equities (senior vice president - April 1997 to March 2002), Southcoast Capital (senior vice president – May 1988 to April 1997), Oppenheimer & Co (limited partner – September 1982 to May 1988), Prudential-Bache (vice president – July 1981 to August 1982) and the General Motors Corporation (analyst – June 1980 to June 1981).  Mr. Marchese served in the military with the Army Security Agency and the U.S. Army Intelligence and Security Command.  Mr. Marchese received an MBA in Finance from the University of Chicago.

Mr. Marchese provides the Board with exceptional leadership and management knowledge, having gained extensive management and corporate finance experience during the course of his career. Mr. Marchese’s specific experience, qualifications, attributes and skills described above led the Board to conclude that Mr. Marchese should serve as a member of the Board of Directors

Cecil C. Wall - Cecil C. Wall was born in Duchene County, Utah in 1931. Mr. Wall attended Carbon County College and Utah State University. In 1969, he acquired control of a publicly traded company, Altex Oil Co. (formerly known as Mountain Valley Uranium), listed on the American Stock Exchange. Under Mr. Wall’s leadership, Altex established a 20,000 acre position in what became the Greater Altamont Field at Altamont, Utah. Mr. Wall sold his interest in Altex in 1985. Mr. Wall was also part of the founding group for the 2007 reorganization of Standard Silver Corp. which became TRER. He sat on the TRER board of directors and served as the Secretary and Treasurer from January 2004 to April 2012. He is currently the manager for C-Wall Investment Company, LLC, a Utah Limited Liability Company. In addition, he is the president of several family-owned private companies, and he brings wide business experience and close relations with many of the original shareholders.

Mr. Wall’s past experience with the Company as its Secretary and Treasurer and his past experience with public companies serve the Board at this time by providing needed guidance on public company matters and insight into the Company’s historical operations. Mr. Wall’s specific experience, qualifications, attributes and skills described above led the Board to conclude that Mr. Wall should serve as a member of the Board of Directors

Dr. Nicholas Pingitore - Dr. Nicholas Pingitore was born in New York City in 1944. Dr. Pingitore holds an AB degree from Columbia College (NYC, 1965) and a Masters (ScM) and PhD from Brown University (Providence RI, 1968 & 1973) in Geology. Since 1977, he has held a full-time faculty appointment at UTEP. In addition to being a Texas Licensed Geoscientist, Dr. Pingitore is a member of the American Chemical Society, Geochemical Society, American Association for the Advancement of Science, American Geophysical Union, Materials Research Society, Mineralogical Society of America, Society for American Archaeology, Society for Commercial Archaeology, American Rock Art Research Association, International Society for Reef Studies, Society of Economic Paleontologists and Mineralogists, and Society of the Sigma Xi. He has served for 25 years as Director of UTEP’s Electron Microprobe Laboratory, and he expects to use this instrument to study the Round Top minerals. The 2,500-foot-square geochemical laboratory that Dr. Pingitore also anticipates using to conduct research sponsored by TRER includes three x-ray fluorescence units, a high resolution inductively coupled plasma mass spectrometer, various optical microscopes, and sample preparation facilities. Since 2000, he has been project director of approximately $7,000,000 in research funding, and a co-investigator on another $10,000,000 in grants. He has established a record for successfully managing and completing large institutional projects on time and on budget. Dr. Pingitore considers Round Top to be a national treasure. He is ready to bring his wide geologic and chemical experience, his project skills, and his insight from decades of investment in the extractive industries, to help unlock the riches of this deposit.

Mr. Pingitore’s extensive experience and education in geology bring valuable expertise to the Board in relation to the Board’s oversight of the Company’s exploration and potential development activities at its Round Top project.  Mr. Pingitore’s specific experience, qualifications, attributes and skills described above led the Board to conclude that Mr. Pingitore should serve as a member of the Board of Directors.

Laura Lynch - Ms. Lynch is a graduate of the University of Texas at Austin. Ms. Lynch is currently a Partner at the CL Ranch, a ranching/farming/mining operation in Hudspeth County. CL ranch is active in the mining and distribution of gypsum. Ms. Lynch has deep ties to the El Paso, Ft. Worth and Austin business communities and currently works as the Vice President of External Affairs to the Company pursuant to a consulting agreement in which Ms. Lynch assists the Company in community relations and land acquisition.

Ms. Lynch’s business community ties in Ft. Worth and Austin and her deep connections throughout Texas provide valuable insight to the Board in relation to the Board’s oversight of the Company’s Texas operations and provides valuable resources for the Board’s role in guiding project development and financing.  Ms. Lynch’s specific experience, qualifications, attributes and skills described above led the Board to conclude that Ms. Lynch should serve as a member of the Board of Directors.

Jack Lifton  - Mr. Lifton is a noted consultant, author and lecturer on the market fundamentals of nonferrous strategic metals. Mr. Lifton has more than 45 years of experience in the global OEM automotive, heavy equipment, electrical and electronic, mining, smelting, and refining industries. Mr. Lifton’s background includes the sourcing, manufacturing and sales of platinum group metal products, rare earths compounds and ceramic specialties used to make catalytic converters, oxygen sensors, batteries and fuel cells. Mr. Lifton is a Founding Principal of Technology Metals Research LLC and a Senior Fellow of the Institute for the Analysis of Global Security. Mr. Lifton was educated as a physical chemist, specializing in high-temperature metallurgy.

Mr. Lifton’s extensive knowledge of market fundamentals of nonferrous strategic metals is valuable to the Board in assisting the Board with its role in guiding the Company’s market focus and developing key relationships in the REE market space. Mr. Lifton’s specific experience, qualifications, attributes and skills described above led the Board to conclude that Mr. Lifton should serve as a member of the Board of Directors.

Dr. James R. Wolfe - Dr. Wolfe and the firm he co-founded in 1995, Pacific Materials Resources, Inc. (“PMR”), were among the pioneers of the China-U.S. rare earth industry and trade. As Vice President of PMR from 1995 to 2010, Dr. Wolfe interfaced between the major rare earth producers in China and a broad spectrum of rare earth consumers in the U.S. Prior to founding PMR, from 1992 to 1995, Dr. Wolfe was President of MPV Lanthanides, Inc., a rare earth joint venture between China Metallurgical Import/Export of Inner Mongolia and U.S. interests. From 1979 to 1995, Dr. Wolfe’s professional interests centered on resource recovery from industrial and mining wastes. He served as a consultant to the steel industry, co-founded Exmet Corporation (zinc from smelter dust) and served as Executive Vice President of Williams Strategic Metals, Inc. and its predecessor, Nedlog Technology Group, Inc. Dr. Wolfe developed and implemented projects for the recovery of cobalt from slags, indium from smelter dusts, and rare earths from mine tailings. In 1970, while he was employed by the Lawrence Livermore Laboratory, Dr. Wolfe invented and patented a plasma method for producing ultra-fine refractory metal carbides. He co-founded Cal-Met Industries, Inc. in 1973 to commercialize the plasma technology. Cal-Met was bought by Fansteel Corporation in 1975. Dr. Wolfe was employed by

Fansteel from 1975 to 1979 to implement the plasma technology for the manufacture of drill bits and cutting tools. Dr. Wolfe was employed by the AVCO Corporation as a space research scientist from 1965 to 1968, while working for his doctorate. Dr. Wolfe received his BS and MS in Metallurgical Engineering from the University of Washington and his PhD from the University of Missouri-Rolla in 1968. He is currently the Secretary and Trustee of The Biella Foundation.

Mr. Wolf’s experience and knowledge in the rare earth sector and his education metallurigcal engineering are valuable to the Board as it assesses its potential mine development plan at its exploration stage Round Top project.  Mr. Wolf’s specific experience, qualifications, attributes and skills described above led the Board to conclude that Mr. Wolf should serve as a member of the Board of Directors

Non-Director Executive Officers

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

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers and any other person, including directors, pursuant to which the officer was selected to serve as an officer.

Family Relationships

None of our Directors are related by blood, marriage, or adoption to any other Director, executive officer, or other key employees.

Other Directorships

Except as listed below, no directors of the Company are also directors of issuers with a class of securities registered under Section 12 of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”) (or which otherwise are required to file periodic reports under the Exchange Act).

Anthony Marchese                   GeoTech Solutions, Inc.

Legal Proceedings

No director or officer of the Company is a party adverse to the Company or any of its subsidiaries, or has a material interest adverse to the Company or any of its subsidiaries.  During the past ten years, no director or executive officer of the Company has:

(a)
filed or has had filed against such person, a petition under the U.S. federal bankruptcy laws or any state insolvency law, nor has a receiver, fiscal agent or similar officer been appointed by a court for the business or property of such person, or any partnership in which such person was a general partner, at or within two years before the time of filing, or any corporation or business association of which such person was an executive officer, at or within two years before such filings;

(b)	been convicted or pleaded guilty or nolo contendere in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offences);

(c)
been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting such person’s activities in any type of business, securities, trading, commodity or banking activities;

(d)
been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any U.S. federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business, securities, trading, commodity or banking activities, or to be associated with persons engaged in any such activity;

(e)
been found by a court of competent jurisdiction in a civil action or by the U.S. Securities and Exchange Commission (the “SEC”), or by the U.S. Commodity Futures Trading Commission to have violated a U.S. federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

(f)
been the subject of, or a party to, any U.S. federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any U.S. federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(g)
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C.78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the U.S. Commodity Exchange Act (7 U.S.C.1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Experts

The Company has a standing Audit Committee and audit committee charter, which complies with Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the requirements of the NYSE MKT. The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is comprised of three (3) directors all of whom, in the opinion of the Board, are independent (in accordance with Rule 10A-3 of the Exchange Act and the requirements of Section 803A the NYSE MKT Company Guide) and financially literate (pursuant to the requirements of Section 803B of the NYSE MKT Company Guide): Anthony Marchese (Chairman), Cecil Wall and Nicholas Pingitore.  Mr. Marchese is a “financial expert” as defined under Item 407(d)(5) of Regulation S-K and meets the requirements for financial sophistication under the requirements of Section 803B of the NYSE MKT Company Guide.

 Recommendations to the Board

The Corporate Governance and Nominating Committee will consider recommendations for director nominees made by stockholders and others if these individuals meet the criteria for consideration. For consideration by the Committee, the nominating stockholder or other person must provide the Corporate Secretary at the Company’s principal offices with information about the nominee, including the detailed background of the suggested candidate that will demonstrate how the individual meets the Company’s director nomination criteria. If a candidate proposed by a stockholder meets the criteria, the individual will be considered on the same basis as other candidates.

No stockholder or stockholders holding 5% or more of the Company’s outstanding stock, either individually or in aggregate, recommended a nominee for election to the Board at this Annual Meeting. All of the nominees included on the proxy card accompanying this Proxy Statement were nominated by the Corporate Governance and Nominating Committee and were recommended by the Company’s current Board.

Code of Business and Ethical Conduct

The Company has adopted a corporate Code of Business and Ethical Conduct administered by its President and Chief Executive Officer, Daniel Gorski. The Company believes its Code of Business and Ethical Conduct is reasonably designed to deter wrongdoing and promote honest and ethical conduct, to provide full, fair, accurate, timely and understandable disclosure in public reports, to comply with applicable laws, to ensure prompt internal reporting of code violations, and to provide accountability for adherence to the code. The Company’s Code of Business and Ethical Conduct provides written standards that are reasonably designed to deter wrongdoing and to promote:

–	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

–	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

–	Compliance with applicable governmental laws, rules and regulations; and

–	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

–	Accountability for adherence to the code.

The Company’s Code of Business and Ethical Conduct is available on its web site at www.trer.com.  A copy of the Code of Business and Ethical Conduct will be provided to any person without charge upon written request to the Company at its executive offices: 539 El Paso Avenue, Sierra Blanca, Texas 79851.  We intend to disclose any waiver from a provision of the Code of Business and Ethical Conduct that applies to any of the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions that relates to any element of the Company’s Code of Business and Ethical Conduct on the Company’s website. No waivers were granted from the requirements of the Code of Business and Ethical Conduct during the year ended August 31, 2014, or during the subsequent period to the date of this Proxy Statement.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors, and persons who beneficially own more than 10% of the Company’s common stock (“10% Stockholders”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Such officers, directors and 10% Stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, the Company believes that during fiscal year ended August 31, 2014, except as set forth below, the filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

NAME & NATURE OF AFFILIATION	LATE REPORTS (TRANSACTIONS)	REPORTS NOT FILED
Anthony Marchese, Director	1 Late Form 3, 2 Late Form 4s (17 transactions)	--
Cecil Wall, Director	2 Late Form 4s (3 transactions)	--
Nicholas Pingitore, Director	2 Late Form 4s (3 transaction)	--
Philip Goodell, Director	10 Late Form 4s (13 transactions)	Form 5
Laura Lynch, Director	1 Late Form 4 (1 transaction)	--
Daniel Gorski, Director and CEO	Late Form 4 (1 transaction)	--
James Wolfe	1 Late Form 4 (1 transaction)	--
Jack Lifton	1 Late Form 4 (1 transaction)	--
G.W. McDonald, CFO	--	--

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years stated for those persons who were, at August 31, 2014 named executive officers.  “Named Executive Officer” means: (a) each Chief Executive Officer, (b) each Chief Financial Officer, (c) each of the three most highly compensated executive officers, or the three most highly compensated individuals acting in a similar capacity, other than the Chief Executive Officer and Chief Financial Officer, at the end of the most recently completed financial year; and (d) each individual who would be an NEO under paragraph (c) but for the fact that the individual was neither an executive officer of the Company, nor acting in a similar capacity, at the end of that financial year.

Summary Compensation Table

Name and principal position (a)	Year (b)	Salary (US$) (c)	Option Awards (US$) (f)		All Other Compensation (US$) (i)	Total compensation (US$) (j)
Daniel Gorski	2014	$120,000	$26,400	(1)	$0	$146,400
Chief Executive Officer and	2013	$120,000	$0		$0	$120,000
Former Chief Operating Officer	2012	$45,834	$0		$66,500	$112,334

G.W. Mike McDonald	2014	$0	$0		$24,000	$24,000
Chief Financial Officer	2013	$0	$0		$20,000	$20,000

(1)
On December 8, 2013, our Board approved and granted 60,000 options Mr. Gorski. These options were originally exercisable at $0.50 per share for a period of ten years, vesting immediately and at a fair value of $30,000 using the Black-Sholes pricing model. On March 3, 2014, our Board approved the repricing of these 60,000 options to $0.45.  With respect to the repricing of these options, the Black-Scholes pricing model was used to estimate the fair value of the 60,000 options, using the assumptions of a risk free interest rate of 0.39%, a dividend yield of 0%, volatility of 290% and an expected life of 9.75 years. The options were expensed in full during the third quarter 2014 in the amount of approximately $26,400.

Executive Compensation Agreements and Summary of Executive Compensation

Report on Executive Compensation

During the year ended August 31, 2014, the Board and the Company’s Compensation Committee, was responsible for establishing a compensation policy and administering the compensation programs of the Company’s executive officers.

Salary

The amount of compensation paid by the Company to each of the Company’s officers and the terms of those persons’ employment is determined by the Compensation Committee. The Compensation Committee evaluates past performance and considers future incentive and retention in considering the appropriate compensation for the Company’s officers.  The Company believes that the compensation paid to the Company’s directors and officers is fair to the Company.

Stock Incentive Awards

The Compensation Committee believes that the use of direct stock awards is at times appropriate for employees, and in the future intends to use direct stock awards to reward outstanding service or to attract and retain individuals with exceptional talent and credentials. The use of stock options and other awards is intended to strengthen the alignment of interests of executive officers and other key employees with those of our stockholders.

In this regard, during the fiscal year ended August 31, 2014, Compensation Committee and the Board did not authorize the issuance of stock option awards to named executive officers.

Executive Compensation Agreements

Agreement with Mr. Gorski

In May 2011, the Company entered into an at will employment arrangement with Dan Gorski, the Company’s chief operating officer, pursuant to which he will be paid an annual salary of $110,000. On December 31, 2011, Mr. Gorski resigned as the Company’s chief operating officer.

On August 16, 2012, the Company agreed to pay Mr. Daniel Gorski, in the amount of $120,000 annually in connection with his appointment as Chief Executive Officer of the Company.  The Company and Mr. Gorski have not entered into a formal written employment agreement in relation to Mr. Gorski’s compensation and employment terms as Chief Executive Officer.

Agreement with Mr. McDonald

On June 5, 2013, the Company entered into a consulting agreement, effective May 1, 2013, with G.W. “Mike” McDonald. The consulting agreement provides for a monthly retainer in the amount of $2,000.  In addition to the retainer, the Company agreed to reimburse Mr. McDonald for reasonable expenses incurred by Mr. McDonald in performance of his duties under the consulting agreement   The consulting agreement is for an initial term of one year but may be extended by written agreement of the Registrant and Mr. McDonald.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth the stock options granted to our named executive officers as of August 31, 2014. No stock appreciation rights were awarded.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date
Daniel Gorski	60,000	$0.45	12/08/2023
G.W. Mike McDonald	--	--	--

Nonqualified Deferred Compensation

The Company does not offer nonqualified deferred compensation to any of its named executive officers.

Potential Payments upon Termination or Change-in-Control.

As discussed above, Mr. Mathers received severance upon termination.

Director Compensation

The following table sets forth the compensation granted to our directors during the fiscal year ended August 31, 2014.  Compensation to directors that are also named executive officers is detailed above and is not included on this table.

Name	Fees Paid or Earned in Cash ($)	Option Awards ($)	Total ($)
(a)	(b)	(d)	(h)
Anthony Marchese	$19,500	$105,598	$125,098
Cecil Wall	$18,000	$105,598	$123,598
Nicholas Pingitore	$14,000	$26,400	$40,400
James Wolfe	$14,000	$26,400	$40,400
Philip Goodell	$5,500	$0	$5,500
Laura Lynch	$17,000	$26,400	$43,400
Jack Lifton	$13,500	$43,966	$57,466

Compensation of Directors

The Company has agreed to pay its directors $10,000 annually, $1,000 for in person board meetings, $500 for telephonic board meetings and $500 for committee meetings (both in person and telephonic).  Independent directors will be offered the option to elect to receive any cash compensation as restricted stock at a 20% discount to the closing price on the date of grant.  Each of our directors are reimbursed reasonable out of pocket expenses associated with attending our board meetings.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information as of December 29, 2014, regarding the ownership of the Company’s common stock by: (i) each named officer, each director and all of the Company’s directors and executive officers as a group; and (ii) each person who is known by us to own more than 5% of the Company’s shares of common stock.  The number of shares beneficially owned and the percentage of shares beneficially owned are based on 37,036,916 shares of common stock outstanding as of December 29, 2014.

Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. Shares subject to options that are exercisable within 60 days following December 29, 2014 are deemed to be outstanding and beneficially owned by the optionee for the purpose of computing share and percentage ownership of that optionee but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percent Of Class Beneficially Owned
G.W. McDonald	5,066,750		13.7%
Daniel E. Gorski	4,860,000	(1)	13.1%
Anthony Marchese	1,861,000	(2)	4.9%
Cecil Wall	849,923	(3)	2.3%
Nicholas Pingitore	893,940	(4)	2.4%
James Wolfe	640,000	(5)	1.7%
Laura Lynch	162,000	(6)	*
Jack Lifton	160,000	(7)	*
All directors and executive officers as a group (9 persons)	14,441,613		35.9%
John C Tumazos	2,513,597	(8)	6.8%
Highline Capital Management, LLC(9) One Rockefeller Center, 30th Floor, New York, NY 10020	3,689,369	(10)	9.7%
SC Fundamental Value Fund LP	2,101,187	(11)	5.67%

* Less than 1%.

(1)	Represents 4,800,000 shares of common stock and 60,000 shares of common stock acquirable upon exercise of a 10 year option at an exercise price of $0.50 per share.
(2)
Represents (i) the following securities registered in the name of Mr. Marchese (a) 362,500 shares of common stock, (b) a
3.5 year option to purchase up to 45,000 shares of common stock at an exercise price of $0.45 per share, (c) a ten year option to purchase up to 100,000 shares of common stock at an exercise price of $0.45 per share (d) a five year option to purchase up to 150,000 shares of common stock at an exercise price of $0.45 (e) a five year option to purchase up to 175,000 shares of common stock at an exercise price of $0.45, (f) a five year option to purchase up to 250,000 shares of common stock at an exercise price of $0.45, (g) a five year option to purchase up to 225,000 shares of common stock at an exercise price of $0.45 and (h) a ten year option to purchase up to 240,000 shares of common stock at an exercise price of $0.45; and (ii) the following securities registered in the name of the Insiders Trend Fund, LP., an entity in which Mr. Marchese serves as general partner and chief investment officer: 312,500 shares of common stock.

(3)
Consists of (i) 599,923 shares of common stock, (ii) a five year option to purchase up to 90,000 shares of common stock at an exercise price of $0.45; (iii) a ten year option to purchase up to 100,000 shares of common stock at an exercise price of $0.45; and (iv) a ten year option to purchase up to 60,000 shares of common stock at an exercise price of $0.45.

(4)
Consists of (i) 158,940 shares of common stock; (ii) a ten year option to purchase up to 100,000 shares of common stock at an exercise price of $0.45, (iii) a five year option to purchase up to 250,000 shares of common stock at an exercise price of $0.45, (iv) a five year option to purchase up to 225,000 shares of common stock at an exercise price of $0.45; and (v) a ten year option to purchase up to 160,000 shares of common stock at an exercise price of $0.45.

(5)
Consists of 5,000 shares of common stock and (i) a ten year option to purchase up to 100,000 shares of common stock at an exercise price of $0.45, (ii) a five year option to purchase up to 250,000 shares of common stock at an exercise price of $0.45, (iii) a five year option to purchase up to 225,000 shares of common stock at an exercise price of $0.45; and (iv) a ten year option to purchase up to 60,000 shares of common stock at an exercise price of $0.45.

(6)
Consists of 2,000 shares of common stock and (i) a ten year option to purchase up to 100,000 shares of common stock at an exercise price of $0.45 and (ii) a ten year option to purchase up to 60,000 shares of common stock at an exercise price of $0.45.

(7)
Consists of (i) a ten year option to purchase up to 100,000 shares of common stock at an exercise price of $0.45 and (ii) a ten year option to purchase up to 60,000 shares of common stock at an exercise price of $0.45.

(8)	Includes 1,889,597 shares of common stock, 149,000 shares of common stock underlying warrants and 475,000 Shares underlying options that are currently exercisable.

(9)	Highline Capital Management, LLC (“Highline Management”) serves as investment advisor for Highline Capital Partners QP LP, Highline Capital Partners, LP, Highline A Masterfund, LLC and Highline Master, LP and may be deemed to have beneficial ownership over the securities held by each of these entities. Jacob W. Doft is the managing member of Highline Management, and as the sole managing member has voting and investment control over securities held by Highline Management.

(10)	Represents (i) 2,500,000 shares of common stock and (ii) 1,189,369 shares of common stock underlying a five year warrant exercisable at $2.50 per share.

(11)	Represents shares held by related persons and entities SC Fundamental Value Fund, L.P., SC Fundamental LLC, Peter M. Collery, Neil H. Koffler, John T. Bird and David Hurwitz.

It is believed by the Company that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table and the footnotes thereto. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

The Company is not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

Change in Control

The Company is not aware of any arrangement that might result in a change in control in the future. The Company has no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in the Company’s control.

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

The following table sets forth certain information as of August 31, 2014 concerning our common stock that may be issued upon the exercise of options or warrants or pursuant to purchases of stock under the Amended 2008 Plan:

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options	(b) Weighted- Average Exercise Price of Outstanding Options	(c) Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	4,795,000	$0.70	2,205,000
Equity compensation plans not approved by stockholders	170,000	0.33	—
Total	4,965,000	$0.69	2,205,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal year ended August 31, 2014 we had no reportable transactions with related parties, including named security holders.

Except as indicated herein, no officer, director, promoter, or affiliate of the Company has or proposes to have any direct or indirect material interest in any asset acquired or proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

Policy for Review of Related Party Transactions

The Company has a policy for the review of transactions with related persons as set forth in the Company’s Audit Committee Charter and internal practices. The policy requires review, approval or ratification of all transactions in which the Company is a participant and in which any of the Company's directors, executive officers, significant stockholders or an immediate family member of any of the foregoing persons has a direct or indirect material interest, subject to certain categories of transactions that are deemed to be pre-approved under the policy - including employment of executive officers, director compensation (in general, where such transactions are required to be reported in the Company's proxy statement pursuant to SEC compensation disclosure requirements), as well as certain transactions where the amounts involved do not exceed specified thresholds.  All related party transactions must be reported for review by the Audit Committee pursuant to the Audit Committee’s charter and the rules of the NYSE MKT.

Following its review, the Audit Committee determines whether these transactions are in, or not inconsistent with, the best interests of the Company and its stockholders, taking into consideration whether they are on terms no less favorable to the Company than those available with other parties and the related person's interest in the transaction. If a related party transaction is to be ongoing, the Audit Committee may establish guidelines for the Company's management to follow in its ongoing dealings with the related person.

Our policy for review of transactions with related persons was followed in all of the transactions set forth above and all such transactions were reviewed and approved in accordance with our policy for review of transactions with related persons.

Director Independence

The Company has seven directors as of December 29, 2014, including five independent directors, as follows:

–	Anthony Marchese

–	Cecil Wall

–	Jack Lifton

–	Nicholas Pingitore

–	James R Wolfe

An “independent” director is a director whom the Board has determined satisfies the requirements for independence under Section 803A of the NYSE MKT Company Guide.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

LBB & Associates Ltd., LLP was the Independent Registered Public Accounting Firm for the Company in the fiscal year ended August 31, 2014.

The Company’s financial statements have been audited by LBB & Associates Ltd., LLP, independent registered public accounting firm, for the years ended August 31, 2013 and 2014.

The following table sets forth information regarding the amount billed to us by our independent auditor, LBB & Associates Ltd., LLP for our two fiscal years ended August 31, 2014 and 2013, respectively:

	Years Ended August 31,
	2014	2013
Audit Fees	$55,305	$55,305
Audit Related Fees	$0.00	$0.00
Tax Fees	$0.00	$0.00
All Other Fees	$0.00	$0.00
Total	$55,305	$55,305

Audit Fees

Consist of fees billed for professional services rendered for the audit of our financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees”.

Tax Fees

Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

All Other Fees

Consist of fees for product and services other than the services reported above.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The Audit Committee has adopted procedures requiring the Audit Committee to review and approve in advance, all particular engagements for services provided by the Company’s independent auditor. Consistent with applicable laws, the procedures permit limited amounts of services, other than audit, review or attest services, to be approved by one or more members of the Audit Committee pursuant to authority delegated by the Audit Committee, provided the Audit Committee is informed of each particular service. All of the engagements and fees for 2014 were pre-approved by the Audit Committee. The Audit Committee reviews with LBB & Associates Ltd., LLP whether the non-audit services to be provided are compatible with maintaining the auditor's independence.

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

23.1	Consent of LBB & Associates Ltd., LLP, incorporated by reference to Exhibit 23.1 to the Company’s Form 10-K filed with the SEC on November 12, 2014
31.1(1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act.
31.2(1)	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act.
32.1(1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(3)	XBRL Instance Document
101.SCH(3)	XBRL Taxonomy Extension — Schema
101.CAL(3)	XBRL Taxonomy Extension — Calculations
101.DEF(3)	XBRL Taxonomy Extension — Definitions
101.LAB(3)	XBRL Taxonomy Extension — Labels
101.PRE(3)	XBRL Taxonomy Extension — Presentations

* Management contract or compensatory plan or arrangement.

(1)	Filed herewith.
(2)	To be filed by amendment
(3)	Previously Submitted Electronically with the Company’s Form 10-K filed with the SEC on November 12, 2014 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS RARE EARTH RESOURCES CORP.

/s/ Daniel E Gorski
Daniel E Gorski, duly authorized officer
and Principal Executive Officer

DATED:  December 29, 2014

/s/ Mike McDonald
Mike McDonald, Principal Financial and Accounting Officer

DATED:  December 29, 2014