Form 10-Q
period 2014-11-30
Texas Rare Earth Resources Corp.
filed 2015-01-14
CIK 1445942

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2014
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Number of shares of issuer’s common stock outstanding at January 12, 2015:  37,036,916

TEXAS RARE EARTH RESOURCES CORP
BALANCE SHEETS
(Unaudited)

	November 30, 2014	August 31, 2014

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$57,794	$387,841
Prepaid expenses and other current assets	30,853	44,641
Total current assets	88,647	432,482

Property and equipment, net	72,720	83,002
Mineral properties	1,733,446	1,718,286
Deposits	39,933	61,396

TOTAL ASSETS	$1,934,746	$2,295,166

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$124,168	$155,123
Accounts payable - related party	8,382	8,390
Current portion of note payable	30,458	30,458
Total current liabilities	163,008	193,971
Note payable - net of current portion and discount	260,387	260,387
Total liabilities	423,395	454,358

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of November 30, 2014 and
August 31, 2014, respectively	-	-
Common stock, par value $0.01; 100,000,000 shares authorized,
37,036,916 shares issued and outstanding as of
November 30, 2014 and August 31, 2014, respectively	370,370	370,370
Additional paid-in capital	30,816,966	30,769,086
Accumulated deficit	(29,675,985)	(29,298,648)
Total shareholders' equity	1,511,351	1,840,808

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,934,746	$2,295,166

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended November 30,
	2014	2013

OPERATING EXPENSES
Exploration costs	$66,074	$140,456
General and administrative expenses	307,719	563,302

Total operating expenses	373,793	703,758

LOSS FROM OPERATIONS	(373,793)	(703,758)

OTHER INCOME (EXPENSE)
Interest and other income	206	1,970
Interest and other expense	(3,750)	(4,000)
Total other income (expense)	(3,544)	(2,030)

NET LOSS	$(377,337)	$(705,788)

Net loss per share:
Basic and diluted net loss per share	$(0.01)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	37,036,916	37,036,916

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended November 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(377,337)	$(705,788)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	10,282	19,205
Stock based compensation	47,880	118,142
Changes in current assets and liabilities:
Prepaid expenses and other assets	35,251	47,549
Accounts payable and accrued expenses	(30,963)	(117,919)
Accounts payable related party		-
Net cash used in operating activities	(314,887)	(638,811)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mineral properties	(15,160)	-
Net cash used in investing activities	(15,160)	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	(330,047)	(638,811)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	387,841	2,374,017
CASH AND CASH EQUIVALENTS, END OF PERIOD	$57,794	$1,735,206

SUPPLEMENTAL INFORMATION
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Texas Rare Earth Resources Corp
Notes to Interim Financial Statements
November 30, 2014
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Texas Rare Earth Resources Corp. (“we”, “us”, “our”, the “Corporation”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read  in conjunction with the audited financial statements and notes thereto contained in our annual report on Form 10-K, for the year ended August 31, 2014, dated November 11, 2014 as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended August 31, 2014 as reported in our annual report on Form 10-K, have been omitted.

The financial statements have been prepared on a going concern basis which assumes the Company will not be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $29,675,985 as of November 30, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and or private placement of common stock.

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

The option to purchase the surface rights covers approximately 5,670 acres over the mining lease and the additional acreage adequate to site all potential heap leaching and processing operations as currently anticipated by the Company. We may exercise the option for all or part of the option acreage at any time during the sixteen year primary term of the mineral lease. The option can be kept current by an annual payment of $10,000 which was paid during the period. The purchase price will be the appraised value of the surface at the time of exercising the option.

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

NOTE 3 – NOTE PAYABLE

In relation to the Foundation lease discussed in Note 2 the Company recorded a note payable for an amount for the initial $45,000 due upon signing of lease and the nine (9) future payments due of $45,000 which has been recorded at its present value discounted with an imputed interest rate of 5% for a total note payable of $364,852. At November 30, 2014 the current portion due is $30,458 and long-term portion due is $260,387. The Company has also accrued interest expense of $11,500 as of November 30, 2014 which is included in accounts payable and accrued liabilities.

Future maturities

Year	Principle amount due

2015	30,458
2016	31,981
2017	33,580
2018	35,259
2019 thereafter	159,567
Total	$290,845

In May 2015 we will pay the third installment of our surface lease in the amount of $45,000 to the Southwest Wildlife Foundation.

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

On September 30, 2014, October 31, 2014, and November 30, 2014, the Board approved a total grant of 30,000 options to a consultant to the Company. The options are exercisable at $0.30 per share for a period of five years. All options vest immediately. With respect to these options, the Black-Scholes pricing model was used to estimate the fair value of the 30,000 options issued during the period to this advisor, using the assumptions of a risk free interest rate of 1.49% to 1.78%, dividend yield of 0%, volatility of 456% to 457%, and an expected life of 5 years. These options were expensed immediately in the amount of approximately $12,000.

During the period, the Company recognized stock compensation expense of approximately $35,597 for 1,425,000 stock options issued to Board members in prior year for services vesting over one to three years. As of period end, there remains approximately $214,000 of stock compensation expense to be recognized.

We currently have 37,036,916 shares of our common stock outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company rents office space on a month to month basis of $1,600 from a director.

NOTE 6 – SUBSEQUENT EVENTS

On December 30, 2014, Texas Rare Earth Resources Corp., a Delaware Corporation (the “ Registrant ”) appointed Mr. Eric Noyrez to serve as a member of the Registrant’s Board of Directors.

Mr. Noyrez was granted 400,000 options to purchase the Registrant’s shares of common stock, vesting immediately with a term of 5 years and at an exercise price of $0.21. The Black-Scholes pricing model was used to estimate the fair value of the 400,000 options issued during the period to these consultants, using the assumptions of a risk free interest rate of 1.68%, dividend yield of 0%, volatility of 198%, and an expected life of 5 years. These options are valued at approximately $81,819.

The options were issued pursuant to the Registrant's amended and restated 2008 Stock Option Plan, a general description of which is contained in the Registrant's definitive proxy statement on Schedule 14A as filed with the SEC on December 28, 2011, which description is incorporated herein by reference.  In addition, Mr. Noyrez, as a non-executive director, will receive $10,000 annually, $1,000 for in person board meetings, $500 for telephonic board meetings and $500 for committee meetings (both in person and telephonic) pursuant to the Registrant’s director compensation program.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”). Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.  Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.  Forward-looking statements in this Quarterly Report on Form 10-Q, include, but are not limited to:

·	the progress, potential and uncertainties of our 2014-2015 rare-earth exploration plans at our Round Top project in Hudspeth County, Texas (the “Round Top Project”);
·	timing for a completed feasibility study for our Round Top Project;
·	the success of getting the necessary permits for future drill programs and future project development;
·	expectations regarding our ability to raise capital and to continue our exploration plans on our properties;
·	plans regarding anticipated expenditures at the Round Top Project; and
·	plans outlined under the section heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Plan of Operation”.

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2014, filed with the SEC on November 11, 2014. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.  We qualify all the forward-looking statements contained in this Quarterly Report by the foregoing cautionary statements.

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

On September 18 2014, we executed an option to purchase agreement with the Texas General Land Office (GLO) covering 5,670 acres of surface enclosing the area of the anticipated mine, heap leach and processing plants. These acreages are approximate and may be modified as needed at the time of purchase. Simultaneously, we executed a ground water lease covering 13,120 acres approximately 3 to 8 miles east of Round Top for development of the water needed for the potential operations. There are two existing water wells within this area.

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

We have now addressed and completed the ion exchange purification of the pregnant leach solution part of Stage 1 as outlined in our Annual Report on Form 10-K..  This was to demonstrate process to remove the rare earth elements from an impure, relatively high flow rate pregnant leach solution (LLS) and produce a solution with a high concentration of rare earth, low impurities and low flow rate feedstock to be fed to the final element separation plant. As announced on December 9, 2014, we have, at bench scale, employing ion exchange been able to process a low grade solution containing approximately 30 to 1 impurities over rare earth elements and produce a feed stock solution with approximately .5 to 1 impurities to rare earth elements.

Subject to raising additional funds, we propose to carry the process design phase forward by continuing bench scale testing to separate the rare earth elements into three classed, light, mid and heavy, and to separate high purity individual rare earth elements.

This will be followed by Stage 2 which will be pilot plant scale testing to define the operating parameters, capital costs and operating cost of the removal of the rare earth from the pls and the process to produce the high purity separated rare earth products for sale. Stage 2 will also design the process to separate and purify such by-product and potential by-products as uranium and thorium. Stage 3 will bring the project to full feasibility with completed engineering, design, tables of organization and equipment and the required permitting and regulatory approvals.

See “Properties – Current and Planned Metallurgical Activities” in our Annual Report as filed with the SEC on November 11, 2014 for a description of our current work activities and budget for the Round Top Project.

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

Recent Corporate Developments

On December 30, 2014, we announced the appointment of Mr. Eric Noyrez to serve as a member of our Board of Directors. Mr. Noyrez served as the Chief Executive Officer of Lynas Corporation Limited, a company engaged in integrated extraction and processing of rare earth minerals, primarily in Australia and Malaysia from March 31, 2013 to June 5, 2014 and served as an Executive Director until June 5, 2014. Mr. Noyrez served as the President of Lynas Corporation Limited from March 2011 to March 31, 2013 and its Chief Operating Officer from February 16, 2010 to March 31, 2013. Mr. Noyrez spent 9 years with the Rhodia Group, a global specialty chemicals company. He served as a member of the Executive Committee, and was President of Rhodia Silcea, its rare earths, silicas and diphenols division. Before joining Rhodia, he spent 11 years with the Shell group of companies, managing chemical and industrial businesses. Mr. Noyrez began his career designing automobiles for the Peugeot / Citroen group. He holds a Masters degree in Engineering and Mechanicals from ENSM (Ecole Nationale Superieure des Mines) in France.

Liquidity and Capital Resources

As of November 30, 2014, we had a working capital deficit of approximately $74,000 and a cash balance of approximately $58,000 as of November 30, 2014. We will need to raise additional funding to implement our business strategy

If we are able to successfully raise additional funds we plan to initiate Phase 2 of Stage 1of our metallurgical activities as discussed more fully in the section heading “ITEM 2. PROPERTIES” of our Annual Report as filed with the SEC on November 11, 2014.  Our budget for this stage of activity was approximately $508,000.  We completed part of Stage 1in December of 2014 as discussed in our Annual Report.  We have made some changes in the scheduling an phasing of this work to conform to the operational requirements of the testing lab, but the overall objectives remain the same.  Of the approximate $508,000 budgeted to this Stage, we estimate that approximately $370,000 will be required to complete Stage 1.  Costs and timing may be modified further depending on results obtained.  We anticipate that our financing efforts will raise sufficient capital to finish the Stage 1 but there is no guarantee that we will be able to raise the working capital necessary for Stage 1 activities. After completion of Stage 1, we will use any remaining available capital to begin work on Stage 2 of our metallurgical activities and the closed circuit pilot plant level testing.  Currently, we anticipate that general and administrative expenses in the fiscal year ending August 31, 2015 will be approximately $700,000.

The audit opinion and notes that accompany our financial statements for the year ended August 31, 2014, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its activities is more assured.

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

On August 28, 2014 we filed a registration statement on Form S-1, as amended October 1, 2014, November 13, 2014 and December 10, 2014, relating to a rights offering to our stockholders of units of the Company to raise approximately $1.5 million. The registration statement was brought effective on December 12, 2014 and a record date of December 15, 2014 was set for the rights. Each five (5) rights are exercisable to acquire one unit of the Company, with each unit consisting of one share of common stock of the Company, one class A warrant and one class B warrant.  The rights expired on January 13, 2015.  Due to the proximity to the filing of this report on Form 10-Q, we were not able to include the final net proceeds of the offering in this discussion, but the Company expects to announce the net proceeds of the rights offering within the next few days after the filing of this Form 10-Q.

Results of Operations

Three months ended November 30, 2014 and November 30, 2013

General & Revenue

We had no operating revenues during the three months ended November 30, 2014 and November 30, 2013.  We are not currently profitable.  As a result of ongoing operating losses, we had an accumulated deficit of approximately $29.7 million as of November 30, 2014.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the three months ended November 30, 2014 and November 30, 2013, in the amount of approximately $66,000 and $140,000, respectively.  Expenditures for the three months ended November 30, 2014 and November 30, 2013 were primarily for metallurgical testing and related laboratory fees for our Round Top project.

Our general and administrative expenses for the three months ended November 30, 2014 and November 30, 2013, respectively, were approximately $308,000 and $563,000.  For the three months ended November 30, 2014, this amount included approximately $48,000 in stock-based compensation to directors and consultants.  The remaining expenditures totaling approximately $260,000 were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

Our general and administrative expenses for the three months ended November 30, 2013 included approximately $118,000 in stock-based compensation to directors and consultants.  The remaining expenditures totaling approximately $445,000 were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

We had losses from operations for the three months ended November 30, 2014 and November 30, 2013 totaling approximately $374,000 and $704,000, respectively, and net losses for the three months ended November 30, 2014 and November 30, 2013 totaling approximately $377,000 and $706,000, respectively.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended August 31, 2014 as filed with the SEC on November 11, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table describes all securities we issued during the period covered by this report without registering the securities under the Securities Act of 1933, as amended (the “Securities Act”):

Date	Description	Number (A)	Purchaser	Proceeds ($)	Consideration	Exemption (B)
June 30, 2014	Common Stock Purchase Options	10,000	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
July 31, 2014	Common Stock Purchase Options	10,000	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
August 31, 2014	Common Stock Purchase Options	10,000	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
September 30, 2014	Common Stock Purchase Options	10,000	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
October 31, 2014	Common Stock Purchase Options	10,000	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
November 30, 2014	Common Stock Purchase Options	10,000	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)

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

Use of Proceeds

On December 12, 2014, our Registration Statement on Form S-1 (File No. 333-198457) went effective.  The Registration Statement related to the distribution of rights of the Company (“Rights”) to its stockholders.  Each five (5) Rights entitle the holder thereof to purchase, at the holder's election and subject to the satisfaction of the minimum subscription amount, at the subscription price of $0.22 (the "Subscription Price"), one (1) unit (each, a "Unit"), consisting of (a) a share of Common Stock (a “Unit Share”), (b) one non-transferable Class A Common Stock purchase warrant (each, a "Class A Unit Warrant"), with each Class A Unit Warrant entitling the holder thereof to purchase one share of our Common Stock (a “Warrant Share”) at an exercise price of $0.35 for a period of five years following the closing of the offering, and (c) one non-transferable Class B Common Stock purchase warrant (each, a "Class B Unit Warrant" and together with the Class A Unit Warrant, the “Unit Warrants”), with each Class B Unit Warrant entitling the holder thereof to purchase one Warrant Share at an exercise price of $0.50 for a period of five years following the closing of the offering.

The Rights were distributed to stockholders of record on December 15, 2014 and were exercisable until January 13, 2015. On January 13, 2015, we announced that our Board had extended the rights offering period from January 13, 2015 to January 21, 2015 to permit holders that had experienced delays in receiving their Rights to subscribe.  As of the most recent date practicable prior to filing of this report, subscriptions totaling approximately $155,000 had been received by the rights agent for the offering.

The rights offering terminated on January 13, 2014. Due to the proximity of the expiration of the rights and the administrative time required to compile rights exercised on the expiration date or pursuant to certain grace periods as set forth in the Registration Statement, we are not able to include a final number of Units issued upon exercise of rights. As of the most recent date practicable, we had received subscriptions for the issuance of approximately 703,000 Units.

In connection with the Offering, the Company has incurred to date approximately $110,000 in costs.

As disclosed in the Registration Statement, the Company intends to use the net proceeds of the offering for completion of Stage 1 of our Round Top Project metallurgical plan and to address our general corporate and administrative expenses. A breakdown of the use of proceeds under Stage 1 and for general corporate and administrative expenses is as follows:

Bench Scale Purification Design:	$370,000
Project General and Administration:	$12, 500
Contingency:	$63,375
General Corporate and Administration:	$191,000
Total	$636,875

As noted above, since the effective date of the Registration Statement, we have completed Phase 1 of Stage 1 and now estimate that completion of Stage 1 will cost approximately $370,000. We have not used any proceeds from the rights offering prior to the date of the filing of this report. Any net proceeds raised beyond the remaining budget of $370,000 for Stage 1 will be used first for general corporate and administrative expenses in the fiscal year ending in August 2015 and then applied towards Stage 2 costs for the Round Top Project metallurgical plan as detailed under the Registration Statement.

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

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit Number	Description

2.1	Plan of Conversion, dated August 24, 2012, incorporated by reference to Exhibit 2.1 of our Form 8-K filed with the SEC on August 29, 2012.
3.1	Delaware Certificate of Conversion, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on August 29, 2012.
3.2	Delaware Certificate of Incorporation, incorporated by reference to Exhibit 3.2 of our Form 8-K filed with the SEC on August 29, 2012.
3.3	Delaware Bylaws, incorporated by reference to Exhibit 3.3 of our Form 8-K filed with the SEC on August 29, 2012.
4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
4.2	Form of Rights Certificate, incorporated by reference to Exhibit 4.2 of our Form S-1/A filed with the SEC on December 10, 2014.
4.3	Form of Warrant Indenture, incorporated by reference to Exhibit 4.3 of our Form S-1/A filed with the SEC on December 10, 2014.
4.4	Form of Class A Warrant, included as Schedule A in Exhibit 4.3
4.5	Form of Class B Warrant, included as Schedule B in Exhibit 4.3
31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1(1)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension — Schema
101.CAL(1)	XBRL Taxonomy Extension — Calculations
101.DEF(1)	XBRL Taxonomy Extension — Definitions
101.LAB(1)	XBRL Taxonomy Extension — Labels
101.PRE(1)	XBRL Taxonomy Extension — Presentations

(1)	Submitted Electronically Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS RARE EARTH RESOURCES CORP.

Date: January 14, 2015

/s/ Daniel E. Gorski
Daniel E. Gorski, duly authorized officer
Chief Executive Officer and Principal Executive Officer

Date: January 14, 2015

/s/ G. Mike McDonald
G. Mike McDonald, Chief Financial Officer and Principal Financial and Accounting Officer