Form 10-Q
period 2015-02-28
Texas Rare Earth Resources Corp.
filed 2015-04-14
CIK 1445942

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2015
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Number of shares of issuer’s common stock outstanding at April 13, 2015:  41,368,016

Texas Rare Earth Resources Corp
BALANCE SHEETS
(Unaudited)

	February 28, 2015	August 31, 2014

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$487,448	$387,841
Prepaid expenses and other current assets	17,475	44,641
Total current assets	504,923	432,482

Property and equipment, net	63,752	83,002
Mineral properties	1,738,446	1,718,286
Deposits	29,710	61,396

TOTAL ASSETS	$2,336,831	$2,295,166

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$385,750	$155,123
Accounts payable - related party	40,834	8,390
Current portion of note payable	30,458	30,458
Total current liabilities	457,042	193,971
Note payable - net of current portion and discount	260,387	260,387
Total liabilities	717,429	454,358

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of February 28, 2015 and
August 31, 2014, respectively	-	-
Common stock, par value $0.01; 100,000,000 shares authorized,
41,368,016 and 37,036,916 shares issued and outstanding as of
February 28, 2015 and August 31, 2014, respectively	413,681	370,370
Additional paid-in capital	32,028,628	30,769,086
Accumulated deficit	(30,822,907)	(29,298,648)
Total shareholders' equity	1,619,402	1,840,808

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,336,831	$2,295,166

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
UNAUDITED STATEMENTS OF OPERATIONS

	Six Months Ended February 28,		Three Months Ended February 28,
	2015	2014	2015	2014

OPERATING EXPENSES
Exploration costs	$587,957	$275,420	$521,883	$134,964
General and administrative expenses	929,305	1,426,482	621,586	863,180

Total operating expenses	1,517,262	1,701,902	1,143,469	998,144

LOSS FROM OPERATIONS	(1,517,262)	(1,701,902)	(1,143,469)	(998,144)

OTHER INCOME (EXPENSE)
Interest and other income	503	16,309	297	14,339
Interest and other expense	(7,500)	(8,000)	(3,750)	(4,000)
Total other income (expense)	(6,997)	8,309	(3,453)	10,339

NET LOSS	$(1,524,259)	$(1,693,593)	$(1,146,922)	$(987,805)

Net loss per share:
Basic and diluted net loss per share	$(0.04)	$(0.05)	$(0.03)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	37,934,388	37,036,916	38,852,027	37,036,916

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended February 28,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,524,259)	$(1,693,593)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	19,250	38,339
Stock based compensation	362,952	595,287
Changes in current assets and liabilities:
Prepaid expenses and other assets	58,852	63,578
Accounts payable and accrued expenses	230,627	(145,029)
Accounts payable related party	32,444	-
Net cash used in operating activities	(820,134)	(1,141,418)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mineral properties	(20,160)	-
Net cash used in investing activities	(20,160)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash from sale of common stock	939,901	-
Net cash provided by financing activities	939,901	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	99,607	(1,141,418)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	387,841	2,374,017
CASH AND CASH EQUIVALENTS, END OF PERIOD	$487,448	$1,232,599

SUPPLEMENTAL INFORMATION
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Texas Rare Earth Resources Corp
Notes to Interim Financial Statements
February 28, 2015
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

The financial statements have been prepared on a going concern basis which assumes the Company will not be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $30,822,907 as of February 28, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and or private placement of common stock.

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

On March 6, 2013, we entered into a lease assignment (the “Lease Assignment Agreement”) with Southwest Range & Wildlife Foundation, Inc., a Texas non-profit corporation  (the “Foundation”), pursuant to which the Foundation agreed to assign to us a surface lease identified with the State of Texas as Surface Lease SL20040002 (the “West Lease”), which covers 54,990.11 acres in Hudspeth County, Texas.  In exchange for the West Lease, we agreed to:  (i) pay the Foundation $500,000 in cash; (ii) issue 1,063,830 of our common shares, par value $0.01 (the “Common Shares”); and (iii) make ten (10) payments to the Foundation of $45,000 each.  The first payment was made in June 2013, and the nine (9) subsequent payments are due on or before June 1 of each of the following years.  Such payments are to be used by the Foundation to support conservation efforts within the Rio Grande Basin.  The Lease Assignment Agreement contains standard representations, warranties and covenants. The closing of the transaction contemplated by the Lease Assignment Agreement was completed on March 8, 2013.

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

NOTE 3 – NOTE PAYABLE

In relation to the Foundation lease discussed in Note 2 the Company recorded a note payable for an amount for the initial $45,000 due upon signing of lease and the nine (9) future payments due of $45,000 which has been recorded at its present value discounted with an imputed interest rate of 5% for a total note payable of $364,852. At February 28, 2015 the current portion due is $30,458 and long-term portion due is $260,387. The Company has also accrued interest expense of $15,250 as of February 28, 2015 which is included in accounts payable and accrued liabilities.

Future maturities

Year	Principle amount due

2015	$30,458
2016	31,981
2017	33,580
2018	35,259
2019 thereafter	159,567
Total	$290,845

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

On September 30, 2014, October 31, 2014, November 30, 2014, December 31, 2014, January 31, 2015, and February 28, 2015, the Board approved a total grant of 60,000 options to a consultant to the Company. The options are exercisable at $0.30 per share for a period of five years. All options vest immediately. With respect to these options, the Black-Scholes pricing model was used to estimate the fair value of the 60,000 options issued during the period to this advisor, using the assumptions of a risk free interest rate of 1.49% to 1.78%, dividend yield of 0%, volatility of 451% to 457%, and an expected life of 5 years. These options were expensed immediately in the amount of approximately $25,000.

On December 30, 2014, we appointed Mr. Eric Noyrez to serve as a member of our Board of Directors. Mr. Noyrez was granted 400,000 options to purchase shares of our common stock, vesting immediately with a term of 5 years and at an exercise price of $0.21. The Black-Scholes pricing model was used to estimate the fair value of the 400,000 options issued during the period to these consultants, using the assumptions of a risk free interest rate of 1.68%, dividend yield of 0%, volatility of 198%, and an expected life of 5 years. These options are valued at approximately $81,819 and expensed immediately.

On January 21, 2015 we completed our previously announced rights offering. We raised approximately $940,000 in aggregate gross proceeds, before expenses, through shareholder subscriptions for 4,272,275 Units including the exercise of over-subscription rights. Each Unit consisting of one share of the Company’s common stock, one five year non-transferable Class A warrant exercisable for one share of the Company’s common stock at $0.35 per share and one five-year non-transferable Class B warrant exercisable for one share of the Company’s common stock at $0.50 per share. The Black-Scholes pricing model was used to estimate the relative fair value of the 8,544,550 warrants issued during the period, using the assumptions of a risk free interest rate of 1.39%, dividend yield of 0%, volatility of 270%, and an expected life of 5 years. The Class A and B warrants have a relative fair value of approximately $308,000 and $308,000 respectively and recorded in additional paid-in capital.

On February 13, 2015, the Compensation Committee of the Board approved a grant of 5,000 options to a consultant of the Company. The options are exercisable at $0.20 per share for a period of five years. All options vest immediately. With respect to these options, the Black-Scholes pricing model was used to estimate the fair value of the 5,000 options issued during the period to the consultant, using the assumptions of a risk free interest rate of 2.88%, dividend yield of 0%, volatility of 848.37%, and an expected life of 5 years. These options were expensed immediately in the amount of approximately $1,000.

On February 19, 2015, the Compensation Committee of the Board approved a total grant of 800,000 options to certain members of our Board of Directors. The options are exercisable at $0.22 per share for a period of ten years. All options vest immediately. With respect to these options, the Black-Scholes pricing model was used to estimate the fair value of the 800,000 options issued during the period to the Board members, using the assumptions of a risk free interest rate of 2.88%, dividend yield of 0%, volatility of 848.37%, and an expected life of 10 years. These options were expensed immediately in the amount of approximately $176,000.

On February 26, 2015 all members of the Board of Directors were offered shares of the Company’s common stock at a 20% discount in lieu of cash compensation owed to them for Board services.  Three members of the Board of Directors elected to receive approximately 59,000 shares of the Company’s common stock in lieu of cash compensation totaling $10,000.

During the period, the Company recognized stock compensation expense of approximately $71,000 for 1,425,000 stock options issued to Board members in prior year for services vesting over one to three years. As of period end, there remains approximately $178,000 of stock compensation expense to be recognized.

We currently have 41,368,016 shares of our common stock outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company rents office space on a month to month basis of $1,600 from a director and has incurred $9,600 rent expense for the period ended.

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

On December 10 2014, we announced that we had successfully completed stage 1 of a 3 stage bench development program to produce separated rare earth products. Stage 1 consisted of processing the low grade pregnant leach solution which contained excessive amounts of impurities by continuous ion exchange (CIX) to produce a high rare earth grade, low volume solution that met the specifications for feedstock for a conventional solvent extraction (SX) or for the continuous ion chromatographic plant being developed by stages 2 and 3 currently in progress.

On February 24, 2015, we signed a letter of intent to form a joint venture with K-Technologies, Inc. (K-Tech), a chemical process development and applications company serving the minerals and chemicals industries to develop, refine and market K-Tech's Continuous Ion Exchange (CIX) and Continuous Ion Chromatography (CIC) technology as it applies primarily to the extraction of rare earth elements (REE) from native ores. The joint venture will license the technology to us, as well as other rare earth production companies. Subject to agreement by TRER, the joint venture  may also elect to build and operate processing facilities to separate and purify mixed rare earth concentrates into individual purified rare earth oxides for other rare earth production companies in addition to TRER.

K-Tech has in the past used their CIX and CIC process to treat REE leach solutions from ores such as monazite and bastnaesite to produce separated REE products at the bench-scale and pilot plant level. They have also recovered REE materials from phosphoric acid solutions at bench levels. Historically the rare earth industry has used solvent extraction (SX) technology to produce individually purified rare earth products. The potential advantages to using K-Tech technology instead of SX could be many. Likely lower CAPEX and OPEX are the most significant but the simplicity of the operation, smaller footprint, lack of large amounts of petroleum-based solvents, and the overall mitigation of safety and environmental risk are also likely significant de-risking factors with the K-Tech process.

We anticipate executing a definitive agreement by the end of April 2015.

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

Liquidity and Capital Resources

As of February 28, 2015, we had a working capital surplus of approximately $48,000 and a cash balance of approximately $487,000. We will need to raise additional funding to implement our business strategy.

If we are able to successfully raise additional funds we plan to initiate Phase 2 of Stage 1of our metallurgical activities as discussed more fully in the section heading “ITEM 2. PROPERTIES” of our Annual Report as filed with the SEC on November 11, 2014.  Our budget for this stage of activity was approximately $508,000.  We completed part of Stage 1in December of 2014 as discussed in our Annual Report.  We have made some changes in the scheduling and phasing of this work to conform to the operational requirements of the testing lab, but the overall objectives remain the same.  Of the approximate $508,000 budgeted to this Stage, we estimate that approximately $370,000 will be required to complete Stage 1.  Costs and timing may be modified further depending on results obtained.  We anticipate that our financing efforts will raise sufficient capital to finish the Stage 1 but there is no guarantee that we will be able to raise the working capital necessary for Stage 1 activities. After completion of Stage 1, we will use any remaining available capital to begin work on Stage 2 of our metallurgical activities and the closed circuit pilot plant level testing.  Currently, we anticipate that general and administrative expenses in the fiscal year ending August 31, 2015 will be approximately $700,000.

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

Results of Operations

Six months ended February 28, 2015 and February 28, 2014

General & Revenue

We had no operating revenues during the six months ended February 28, 2015 and February 28, 2014.  We are not currently profitable.  As a result of ongoing operating losses, we had an accumulated deficit of approximately $30.8 million as of February 28, 2015.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the six months ended February 28, 2015 and February 28, 2014, in the amount of approximately $588,000 and $275,000, respectively.  Expenditures for the six months ended February 28, 2015 and February 28, 2014 were primarily for metallurgical testing and related laboratory fees for our Round Top project.

Our general and administrative expenses for the six months ended February 28, 2015 and February 28, 2014, respectively, were approximately $929,000 and $1,426,000.  For the six months ended February 28, 2015, this amount included approximately $363,000 in stock-based compensation to directors and consultants.  The remaining expenditures totaling approximately $566,000 were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

For the six months ended February 28, 2014, our general and administrative expenses included approximately $595,000 in stock-based compensation to directors and consultants.  The remaining expenditures totaling approximately $831,000 were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

We had losses from operations for the six months ended February 28, 2015 and February 28, 2014 totaling approximately $1,517,000 and $1,702,000, respectively, and net losses for the six months ended February 28, 2015 and February 28, 2014 totaling approximately $1,524,000 and $1,694,000, respectively.

Three months ended February 28, 2015 and February 28, 2014

We had no operating revenues during the three months ended February 28, 2015 and February 28, 2014.  We are not currently profitable.  As a result of ongoing operating losses, we had an accumulated deficit of approximately $30.8 million as of February 28, 2015.

We incurred exploration costs for the three months ended February 28, 2015 and February 28, 2014, in the amount of approximately $522,000 and $135,000, respectively.  Expenditures for the three months ended February 28, 2015 and February 28, 2014 were primarily for metallurgical testing and related laboratory fees for our Round Top project.

Our general and administrative expenses for the three months ended February 28, 2015 and February 28, 2014, respectively, were approximately $622,000 and $863,000.  For the three months ended February 28, 2015, this amount included approximately $315,000 in stock-based compensation to directors and consultants.  The remaining expenditures totaling approximately $307,000 were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

For the three months ended February 28, 2014 our general and administrative expenses included approximately $477,000 in stock-based compensation to directors and consultants.  The remaining expenditures totaling approximately $386,000 were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

We had losses from operations for the three months ended February 28, 2015 and February 28, 2014 totaling approximately $1,143,000 and $998,000, respectively, and net losses for the three months ended February 28, 2015 and February 28, 2014 totaling approximately $1,147,000 and $988,000, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table describes all securities we issued during the period covered by this report without registering the securities under the Securities Act of 1933, as amended (the “Securities Act”):

Date	Description	Number (A)	Purchaser	Proceeds ($)	Consideration	Exemption (B)
December 31, 2014	Common Stock Purchase Options	10,000	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
January 31, 2015	Common Stock Purchase Options	10,000	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
February 28, 2015	Common Stock Purchase Options	10,000	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
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

On January 21, 2015 we completed the rights offering. We raised approximately $940,000 in aggregate gross proceeds, before expenses, through shareholder subscriptions for 4,272,275 Units including the exercise of over-subscription rights. Each Unit consisting of one share of the Company’s common stock, one five year non-transferable Class A warrant exercisable for one share of the Company’s common stock at $0.35 per share and one five-year non-transferable Class B warrant exercisable for one share of the Company’s common stock at $0.50 per share

In connection with the Offering, we incurred approximately $110,000 in costs.

As disclosed in the Registration Statement, we intend to use the net proceeds of the offering for completion of Stage 1 of our Round Top Project metallurgical plan and to address our general corporate and administrative expenses. A breakdown of the use of proceeds under Stage 1 and for general corporate and administrative expenses is as follows:

Bench Scale Purification Design:	$370,000
Project General and Administration:	$12, 500
Contingency:	$63,375
General Corporate and Administration:	$191,000
Total	$636,875

As noted above, since the effective date of the Registration Statement, we have completed Phase 1 of Stage 1 and now estimate that completion of Stage 1 will cost approximately $370,000. Since the close of the rights offering on January 21, 2015, we have used the offering proceeds as follows:

	Actual	Variance to Budget
Bench Scale Purification Design:	$336,454	$(120,454)
Project General and Administration:	$0	$50,000
Contingency:	$0	$100,000
General Corporate and Administration:	$22,147	$(22,147)
Total	$358,601	$7,399

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

Date: April 14, 2015

/s/ Daniel E. Gorski
Daniel E. Gorski, duly authorized officer
Chief Executive Officer and Principal Executive Officer

Date: April 14, 2015

/s/ G. Mike McDonald
G. Mike McDonald, Chief Financial Officer and Principal Financial and Accounting Officer