Form 10-Q
period 2015-05-31
Texas Rare Earth Resources Corp.
filed 2015-07-15
CIK 1445942

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2015
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Number of shares of issuer’s common stock outstanding at July 7, 2015:  41,368,016

Texas Rare Earth Resources Corp
BALANCE SHEETS
(Unaudited)

	May 31, 2015	August 31, 2014

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$22,984	$387,841
Prepaid expenses and other current assets	33,267	44,641
Total current assets	56,251	432,482

Property and equipment, net	55,533	83,002
Mineral properties	1,738,446	1,718,286
Deposits	29,710	61,396

TOTAL ASSETS	$1,879,940	$2,295,166

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$84,114	$155,123
Accounts payable - related party	36,174	8,390
Current portion of note payable	290,845	30,458
Total current liabilities	411,133	193,971
Note payable - net of current portion and discount	-	260,387
Total liabilities	411,133	454,358

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of May 31, 2015 and
August 31, 2014, respectively	-	-
Common stock, par value $0.01; 100,000,000 shares authorized,
41,368,016 and 37,036,916 shares issued and outstanding as of
May 31, 2015 and August 31, 2014, respectively	413,681	370,370
Additional paid-in capital	32,065,692	30,769,086
Accumulated deficit	(31,010,566)	(29,298,648)
Total shareholders' equity	1,468,807	1,840,808

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,879,940	$2,295,166

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
UNAUDITED STATEMENTS OF OPERATIONS

	Nine Months Ended May 31,		Three Months Ended May 31,
	2015	2014	2015	2014

OPERATING EXPENSES
Exploration costs	$461,584	$304,443	$(126,373)	$29,023
General and administrative expenses	1,243,704	1,923,807	314,399	497,325

Total operating expenses	1,705,288	2,228,250	188,026	526,348

LOSS FROM OPERATIONS	(1,705,288)	(2,228,250)	(188,026)	(526,348)

OTHER INCOME (EXPENSE)
Interest and other income	620	4,662	117	(11,647)
Interest and other expense	(7,250)	(3,993)	250	4,007
Total other income (expense)	(6,630)	669	367	(7,640)

NET LOSS	$(1,711,918)	$(2,227,581)	$(187,659)	$(533,988)

Net loss per share:
Basic and diluted net loss per share	$(0.04)	$(0.06)	$(0.00)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	39,095,762	37,036,916	41,368,016	37,036,916

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended May 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,711,918)	$(2,227,581)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	27,469	54,788
Stock based compensation	400,016	719,453
Changes in current assets and liabilities:
Prepaid expenses and other assets	43,060	9,563
Accounts payable and accrued expenses	(71,009)	(177,623)
Accounts payable related party	27,784	-
Net cash used in operating activities	(1,284,598)	(1,621,400)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mineral properties	(20,160)	-
Net cash used in investing activities	(20,160)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on note payable	-	(45,000)
Cash from sale of common stock	939,901	-
Net cash provided by (used in) financing activities	939,901	(45,000)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(364,857)	(1,666,400)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	387,841	2,374,017
CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,984	$707,617

SUPPLEMENTAL INFORMATION
Interest paid	$-	$15,993
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Texas Rare Earth Resources Corp
Notes to Interim Financial Statements
May 31, 2015
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

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $31,010,566 as of May 31, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and or private placement of common stock.

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

On March 6, 2013, we entered into a lease assignment (the “Lease Assignment Agreement”) with Southwest Range & Wildlife Foundation, Inc., a Texas non-profit corporation  (the “Foundation”), pursuant to which the Foundation agreed to assign to us a surface lease identified with the State of Texas as Surface Lease SL20040002 (the “West Lease”), which covers 54,990.11 acres in Hudspeth County, Texas.  In exchange for the West Lease, we agreed to:  (i) pay the Foundation $500,000 in cash; (ii) issue 1,063,830 of our common shares, par value $0.01 (the “Common Shares”); and (iii) make ten (10) payments to the Foundation of $45,000 each.  The first payment was made in June 2013, and the nine (9) subsequent payments are due on or before June 1 of each of the following years.  Such payments are to be used by the Foundation to support conservation efforts within the Rio Grande Basin.  The Lease Assignment Agreement contains standard representations, warranties and covenants. The closing of the transaction contemplated by the Lease Assignment Agreement was completed on March 8, 2013.  As of the date of this filing, we are delinquent on our June 1 payment to the Foundation.

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

In February 2015, we purchased land in west Texas in the amount of $5,000.

NOTE 3 – NOTE PAYABLE

In relation to the Foundation lease discussed in Note 2 the Company recorded a note payable for an amount for the initial $45,000 due upon signing of lease and the nine (9) future payments due of $45,000 which has been recorded at its present value discounted with an imputed interest rate of 5% for a total note payable of $364,852. At May 31, 2015 the current portion due is $290,845 and long-term portion due is $0. The Company has also accrued interest expense of $15,000 as of May 31, 2015 which is included in accounts payable and accrued liabilities.

Future maturities

Year	Principle amount due

2015	$290,845
2016	-
2017	-
2018	-
2019 thereafter	-
Total	$290,845

In May 2015 we have not paid the third installment of our surface lease in the amount of $45,000 to the Southwest Wildlife Foundation. As a result the full amount of the note payable has been classified as currently due.

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

On September 30, 2014, October 31, 2014, November 30, 2014, December 31, 2014, January 31, 2015, February 28, 2015, March 31, 2015, April 30, 2015, and May 31, 2015 the Board approved a total grant of 90,000 options to a consultant to the Company. The options are exercisable at $0.30 per share for a period of five years. All options vest immediately. With respect to these options, the Black-Scholes pricing model was used to estimate the fair value of the 90,000 options issued during the period to this advisor, using the assumptions of a risk free interest rate of 1.49% to 1.78%, dividend yield of 0%, volatility of 451% to 457%, and an expected life of 5 years. These options were expensed immediately in the amount of approximately $26,000.

On December 30, 2014, we appointed Mr. Eric Noyrez to serve as a member of our Board of Directors. Mr. Noyrez was granted 400,000 options to purchase shares of our common stock, vesting immediately with a term of 5 years and at an exercise price of $0.21. The Black-Scholes pricing model was used to estimate the fair value of the 400,000 options issued during the period to these consultants, using the assumptions of a risk free interest rate of 1.68%, dividend yield of 0%, volatility of 198%, and an expected life of 5 years. These options are valued at approximately $80,000 and expensed immediately.

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

On February 26, 2015, all members of the Board of Directors were offered shares of the Company’s common stock at a 20% discount in lieu of cash compensation owed to them for Board services.  Three members of the Board of Directors elected to receive approximately 59,000 shares of the Company’s common stock in lieu of cash compensation totaling $10,000.

During the period ended May 31, 2015, the Company recognized stock compensation expense of approximately $107,000 for 1,425,000 stock options issued to Board members in prior year for services vesting over one to three years. As of May 31, 2015, there remains approximately $142,000 of stock compensation expense to be recognized.

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

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

·	risks associated with our ability to continue as a going concern;
·	risks associated with our history of losses and need for additional financing;
·	risks associated with our limited operating history;
·	risks associated with our properties all being in the exploration stage;
·	risks associated with our lack of history in producing metals from our properties;
·	risks associated with our need for additional financing to develop a producing mine, if warranted;
·	risks associated with our exploration activities not being commercially successful;

·	risks associated with increased costs affecting our financial condition;
·	risks associated with a shortage of equipment and supplies adversely affecting our ability to operate;
·	risks associated with mining and mineral exploration being inherently dangerous;
·	risks associated with mineralization estimates;
·	risks associated with changes in mineralization estimates affecting the economic viability of our properties;
·	risks associated with uninsured risks;
·	risks associated with mineral operations being subject to market forces beyond our control;
·	risks associated with fluctuations in commodity prices;
·	risks associated with permitting, licenses and approval processes;
·	risks associated with the governmental and environmental regulations;
·	risks associated with future legislation regarding the mining industry and climate change;
·	risks associated with potential environmental lawsuits;
·	risks associated with our land reclamation requirements;
·	risks associated with rare earth and beryllium mining presenting potential health risks;
·	risks related to title in our properties
·	risks related to competition in the mining and rare earth elements industries;
·	risks related to economic conditions;
·	risks related to our ability to manage growth;
·	risks related to the potential difficulty of attracting and retaining qualified personnel;
·	risks related to our dependence on key personnel;
·	risks related to our United States Securities and Exchange Commission (the “SEC”) filing history; and
·	risks related to our securities.

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

On December 10 2014, we announced that we had successfully completed Stage 1 of a 3 stage bench development program to produce separated rare earth products. These three stages are designated Milestone 1 of the process development. Stage 1 consisted of processing the low grade pregnant leach solution which contained excessive amounts of impurities by continuous ion exchange (CIX) to produce a high rare earth grade, low volume solution that met the specifications for feedstock for a conventional solvent extraction (SX) or for the continuous ion chromatographic plant being developed by stages 2 and 3 currently in progress.

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

In early March 2015, we conducted a trial mining test during which we mined 500 tonnes of rhyolite, transported and crushed the ore to 80% passing a 1 ¼ inch screen. This rock is now stockpiled and will be used in the Milestone 2 pilot plant development.

On May 26 2015, we announced that K-tech had successfully produced a low cerium concentrate solution employing their CIX/CIC process. This concentrate solution was separated from crushed Round Top rhyolite leached in 8 inch by 8 foot columns. If precipitated, dried and calcined, this concentrate would be a salable in the present rare earth market. Neither uranium nor thorium was detected in the rare earth concentrate. Further test work has shown that it is possible to remove both uranium and thorium from the spent solution from the REE extraction plant.

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

In late 2014, we addressed and completed the ion exchange purification of the pregnant leach solution part of Stage 1 as outlined in our Annual Report on Form 10-K.  This was to demonstrate process to remove the rare earth elements from an impure, relatively high flow rate pregnant leach solution (LLS) and produce a solution with a high concentration of rare earth, low impurities and low flow rate feedstock to be fed to the final element separation plant. As announced on December 9, 2014, we have, at bench scale, employing ion exchange been able to process a low grade solution containing approximately 30 to 1 impurities over rare earth elements and produce a feed stock solution with approximately .5 to 1 impurities to rare earth elements.

In May 2015, we essentially completed Phase 2 of Stage 1, producing a low cerium concentrate solution using the CIX/CIC process. Subject to raising additional funds, we propose to carry the process design phase forward by completing Phase 3 of the Stage 1 bench scale testing to separate the rare earth elements into three classed, light, mid and heavy, and to separate high purity individual rare earth elements.

This will be followed by Stage 2 which will be pilot plant scale testing to define the operating parameters, capital costs and operating cost of the removal of the rare earth from the pls and the process to produce the high purity separated rare earth products for sale. Stage 2 will also design the process to separate and purify such by-product and potential by-products as uranium and thorium. Stage 3 see the engineering and design work necessary to bring the processing plant to full feasibility with completed engineering, design, tables of organization and equipment and the required permitting and regulatory approvals.

We currently do not have sufficient funds to continue process design and move towards pilot plant scale testing and will need to raise additional financing to fund our ongoing operations and future exploration activities.  See “Liquidity and Capital Resources” below.

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

Liquidity and Capital Resources

As of May 31, 2015, we had a working capital deficit of approximately $355,000 and a cash balance of approximately $23,000. As of the date of this filing we essentially have no cash on hand.  We will need to raise additional funding to implement our business strategy and continue as a going concern.

If we are able to successfully raise additional funds we plan to initiate Phase 3 of Stage 1of our metallurgical activities as discussed more fully in the section heading “ITEM 2. PROPERTIES” of our Annual Report as filed with the SEC on November 11, 2014.  Our budget for Stage 1 was approximately $508,000.  We completed part of Stage 1in December of 2014 as discussed in our Annual Report and have since completed Phase 2 of Stage 1 in May 2015.  We have made some changes in the scheduling and phasing of this work to conform to the operational requirements of the testing lab, but the overall objectives remain the same.  Of the approximate $508,000 budgeted to this Stage, we estimate that approximately $370,000 will be required to complete Stage 1.  Costs and timing may be modified further depending on results obtained.  We anticipate that our financing efforts will raise sufficient capital to finish the Stage 1 but there is no guarantee that we will be able to raise the working capital necessary for Stage 1 activities. After completion of Stage 1, we will use any remaining available capital to begin work on Stage 2 of our metallurgical activities and the closed circuit pilot plant level testing.  Currently, we anticipate that general and administrative expenses in the fiscal year ending August 31, 2015 will be approximately $700,000.

The audit opinion and notes that accompany our financial statements for the year ended August 31, 2014, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds. We believe that the going concern qualification cannot be removed with confidence until the Company has entered into a business climate where funding of its activities is more assured.

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

Results of Operations

Nine months ended May 31, 2015 and May 31, 2014

General and Revenue

We had no operating revenues during the nine months ended May 31, 2015 and May 31, 2014.  We are not currently profitable.  As a result of ongoing operating losses, we had an accumulated deficit of approximately $31 million as of May 31, 2015.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the nine months ended May 31, 2015 and May 31, 2014, in the amount of approximately $462,000 and $304,000, respectively.  Expenditures for the nine months ended May 31, 2015 and May 31, 2014 were primarily for metallurgical testing and related laboratory fees for our Round Top project.

Our general and administrative expenses for the nine months ended May 31, 2015 were approximately $1,244,000.  This amount included approximately $400,000 in stock-based compensation to directors and consultants.  The remaining expenditures totaling approximately $844,000 were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

Our general and administrative expenses for the nine months ended May 31, 2014 were approximately $1,924,000 This amount included approximately $719,000 in stock-based compensation to directors and consultants.  The remaining expenditures totaling approximately $1,205,000 were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

We had losses from operations for the nine months ended May 31, 2015 and May 31, 2014 totaling approximately $1,705,000 and $2,228,000, respectively, and net losses for the nine months ended May 31, 2015 and May 31, 2014 totaling approximately $1,712,000 and $2,228,000, respectively.

Three months ended May 31, 2015 and May 31, 2014

We had no operating revenues during the three months ended May 31, 2015 and May 31, 2014.  We are not currently profitable.  As a result of ongoing operating losses, we had an accumulated deficit of approximately $31 million as of May 31, 2015.

For the three months ended May 31, 2015 we received credits from vendors resulting in a net exploration credit of approximately $126,000.  During the three months ended May 31, 2014 we incurred exploration expenditures in the amount of approximately $29,000.  Expenditures for the three months ended May 31, 2014 were primarily for metallurgical testing and related laboratory fees for our Round Top project.

Our general and administrative expenses for the three months ended May 31, 2015 were approximately $314,000.  This amount included approximately $37,000 in stock-based compensation to directors and consultants.  The remaining expenditures totaling approximately $277,000 were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

Our general and administrative expenses for the three months ended May 31, 2014 were approximately $497,000.  This amount included approximately $124,000 in stock-based compensation to directors and consultants.  The remaining expenditures totaling approximately $373,000 were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

We had losses from operations for the three months ended May 31, 2015 and May 31, 2014 totaling approximately $188,000 and $526,000, respectively, and net losses for the three months ended May 31, 2015 and May 31, 2014 totaling approximately $188,000 and $534,000, respectively.  For the three months ended May 31, 2014 we incurred net interest expense in the amount of approximately $7,600.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table describes all securities we issued during the period covered by this report without registering the securities under the Securities Act of 1933, as amended (the “Securities Act”):

Date	Description	Number (A)	Purchaser	Proceeds ($)	Consideration	Exemption (B)
March 31, 2015	Common Stock Purchase Options	10,000	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
April 30, 2015	Common Stock Purchase Options	10,000	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
May 31, 2015	Common Stock Purchase Options	10,000	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
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

As disclosed in the Registration Statement, we intend to use the net proceeds of the offering for completion of Stage 1 of our Round Top Project metallurgical plan and to address our general corporate and administrative expenses. A breakdown of the budgeted use of proceeds under Stage 1 and for general corporate and administrative expenses is as follows:

Bench Scale Purification Design:	$241,000
Project General and Administration:	$12,500
Contingency:	$63,375
General Corporate and Administration:	$191,000
Total	$507,875

As noted above, since the effective date of the Registration Statement, we have completed Phase 1 of Stage 1 and now estimate that completion of Stage 1 will cost approximately $370,000. Since the close of the rights offering on January 21, 2015, we have used the offering proceeds as follows:

	Actual	Variance to Budget
Project General and Administration:	$50,000	$(37,500)
Bench Scale Purification Design:	$336,454	$(95,454)
Bulk sampling and trial mining	$30,000	$(30,000)
Contingency:	$0	$63,375
General Corporate and Administration:	$413,546	$(222,546)
Total	$830,000	$322,125

As of the date of this report, we have used all the net proceeds of the offering as indicated above.

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

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit Number	Description

2.1	Plan of Conversion, dated August 24, 2012, incorporated by reference to Exhibit 2.1 of our Form 8-K filed with the SEC on August 29, 2012.
3.1	Delaware Certificate of Conversion, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on August 29, 2012.
3.2	Delaware Certificate of Incorporation, incorporated by reference to Exhibit 3.2 of our Form 8-K filed with the SEC on August 29, 2012.
3.3	Delaware Bylaws, incorporated by reference to Exhibit 3.3 of our Form 8-K filed with the SEC on August 29, 2012.
4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
4.2	Form of Rights Certificate, incorporated by reference to Exhibit 4.2 of our Form S-1/A filed with the SEC on December 10, 2014.
4.3	Form of Warrant Indenture, incorporated by reference to Exhibit 4.3 of our Form 8-K filed with the SEC on January 27, 2015.
4.4	Form of Class A Warrant, included as Schedule A in Exhibit 4.3
4.5	Form of Class B Warrant, included as Schedule B in Exhibit 4.3
31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1(1)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension — Schema
101.CAL(1)	XBRL Taxonomy Extension — Calculations
101.DEF(1)	XBRL Taxonomy Extension — Definitions
101.LAB(1)	XBRL Taxonomy Extension — Labels
101.PRE(1)	XBRL Taxonomy Extension — Presentations

(1)	Submitted Electronically Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS RARE EARTH RESOURCES CORP.

Date: July 15, 2015

/s/ Daniel E. Gorski
Daniel E. Gorski, duly authorized officer
Chief Executive Officer and Principal Executive Officer

Date: July 15, 2015

/s/ G. Mike McDonald
G. Mike McDonald, Chief Financial Officer and Principal Financial and Accounting Officer