Form 10-K
period 2015-08-31
Texas Rare Earth Resources Corp.
filed 2015-11-30
CIK 1445942

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2015
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

Large Accelerated Filer ☐         Accelerated Filer ☐              Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:    As of November 24, 2015 the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $7,440,653 based upon the closing sale price of the common stock as reported by the OTCQX.US. For purposes of this calculation, shares of common stock held by executive officers, directors and holders of greater than 10% of the registrant's outstanding common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes

The number of shares of the Registrant’s common stock outstanding as of November 30, 2015 was 41,368,015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2016 Annual General Meeting of Stockholders are incorporated by reference to Part III of this Annual Report on Form 10-K.

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

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.  Forward-looking statements in this Annual Report include, but are not limited to:

•	the progress, potential and uncertainties of our 2015-2016 rare-earth exploration program at our Round Top Project, located near Sierra Blanca, Texas (the “Round Top Project”);
•	cost and timing for Pre-Feasibility Study for our Round Top Project
•	the success of getting the necessary permits for future drill programs and future project exploration;
•	expectations regarding the ability to raise capital and to continue our exploration plans on our properties; and
•	plans regarding anticipated expenditures at the Round Top Project.

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

In early March 2015, we conducted a trial mining test during which we mined 500 tonnes of rhyolite, transported and crushed the ore to 80% passing a 1 ¼ inch screen. This rock is now stockpiled and will be used in the Stage 2 pilot plant development, as described in greater detail below under the section heading “Item 2. Properties – Round Top Project – Metallurgy”.

On May 26, 2015, we announced that K-tech had successfully produced a low cerium concentrate solution employing their CIX/CIC process. This concentrate solution was separated from crushed Round Top rhyolite leached in 8 inch by 8 foot columns. If precipitated, dried and calcined, this concentrate would be a salable in the present rare earth market. Neither uranium nor thorium was detected in the rare earth concentrate. Further test work has shown that it is possible to remove both uranium and thorium from the spent solution from the REE extraction plant. Production of the low cerium concentrate essentially completed Phase 2 of Stage 1 of our development process, with the production of final purified elemental oxides being the only step remaining to complete Phase 2 of Stage 1.

On April 6, 2015, we announced the execution of a uranium offtake agreement with UG USA, a subsidiary of Areva. According to the agreement, TRER will supply up to 300,000 pounds of natural uranium concentrates (U308) per year based upon a pricing formula indexed to U308 spot prices at the times of delivery. The Agreement is for a term of five years commencing in 2018 or as soon thereafter, contingent upon development and production at its Round Top project. Other terms and conditions of the Agreement reflect industry standards. According to Ux Consulting, a leading uranium industry data provider, the closing spot price of U308 on March 30, 2015 was $39.50 per pound.

On July 15, 2015, we entered into an operating agreement (“Operating Agreement”) with K-Tech, to formalize our joint venture company, Reetech, LLC, a Delaware limited liability company (the “Reetech”), for the purposes of developing, refining and marketing K-Tech’s CIX/CIC process pursuant to the February 24, 2015 letter of intent with K-Tech. On October 18, 2015, we entered into an amendment agreement to the Operating Agreement, expanding the way in which we can earn percentage membership interests in Reetech in exchange for granting K-Tech changes in the management of Reetech and TRER’s license from Reetech to use K-Tech’s CIX/CIC process for its properties.  See “Item 2. Properties – Metal Recovery Methods” for a more detailed description of the Reetech joint venture.

On September 25, 2015, we announced that Reetech was awarded a Broad Agency Announcement (BAA) research contract by the United States Defense Logistics Agency (DLA) Strategic Materials Division. The Defense Logistics Agency is the Department of Defense's largest logistics combat support agency, providing worldwide logistics support in both peacetime and wartime to the military services as well as several civilian agencies and foreign countries. The DLA Strategic Materials Division is charged with maintaining cognizance of worldwide strategic and critical material’s supply chain from the source to final assembly, evaluating the capability of these supply chains to support national defense and essential civilian industries, and developing mitigation solutions when access to materials are insufficient to provide support for national defense and emergency response.

Reetech will conduct research to demonstrate, at the bench scale level, the ability to separate and refine yttrium (Y) oxide to a minimum of 99.999% purity, ytterbium (Yb) oxide to a minimum of 99.99% purity and a third rare earth oxide, which is not being publicly disclosed, to a minimum 99.999% purity level, using continuous ion exchange (CIX) and continuous ion chromatography (CIC). It is anticipated that all work under the contract will be completed within ninety days of contract award.

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

Current and Planned Exploration Activities

Stage 1

Upon receipt of adequate further financing, we plan to complete the development of the CIX/CIC processing of the Round Top primary leach solution. The bench scale testing of this process, Stage 1, was divided into two phases. Phase 1, now completed, was to purify the primary leach solution and produce a concentrated, low flow rate feedstock suitable for further processing by CIX/CIC. Development has now progressed into Phase 2 which is to effect a separation of the rare earth elements into groups for final refinement. In work completed to date, we have produced a concentrated solution from which we have removed the low value elements lanthanum and cerium. The resulting solution containing the high value rare earth elements could be precipitated into a marketable concentrate if so desired.

Work now is in progress to make the final purified elemental oxides, thereby completing Stage 1 bench scale testing. This work is being done in conjunction with the contract from the Defense Logistics Agency to produce the highly purified yttrium, ytterbium and other element products.

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

Rare earth prices are extremely depressed at this time. It is thought that the liquidation of excessive inventories in China is causing these depressed prices. Chinese sources observe that most of the Chinese primary producers are not showing profit at this time. However, demand for rare earth products continues to grow at a healthy rate. We believe that the present prices will likely prevail for the next year at least until the surplus Chinese product is absorbed by the market.

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

Sources and Availability of Raw Materials

We are currently in the exploration stage and as such we do not require any significant raw materials in order to carry out our primary operating activities. Our primary operating objective is to explore and develop the Round Top Project. For at least the next year, we expect to continue to require the use of contract drilling services in order to obtain additional geological information. In the past year we have been able to secure contract drilling services without excessive delay and costs. We expect the contract drilling services will continue to be available over the next year.

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

In the fiscal year ended August 31, 2015, we incurred minimal costs in complying with environmental laws and regulations in relation to our operating activities.  Costs in the fiscal year ended August 31, 2016 will be substantially similar, but slightly lower due to our anticipated decreased drilling activities at our Round Top Project.

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

Executive Officers of the Company

The following table sets forth certain information regarding our executive officers as of November 24, 2015.

Name	Age	Position
Daniel E. Gorski	78	Chief Executive Officer and Director
G.W. “Mike” McDonald	80	Chief Financial Officer
Laura Lynch	57	Vice President of External Affairs

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

The audit opinion and notes that accompany our financial statements for the year ended August 31, 2015, disclose a going concern qualification to our ability to continue in business. The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds.

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

The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

We have a history of losses and will require additional financing to fund exploration and, if warranted, development and production of our properties.  Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern.

We had no revenues during the fiscal year ended August 31, 2015.  For the fiscal year ended August 31, 2015, our net loss was approximately $1,984,000. Our accumulated deficit at August 31, 2015 was approximately $31,283,000. At August 31, 2015, our cash position was approximately $3,000 and our working capital deficit was approximately $579,000.  We have not commenced commercial production on any of our mineral properties. We have no revenues from operations and anticipate we will have no operating revenues until we place one or more of our properties into production. All of our properties are in the exploration stage.

We will need to raise additional funding to implement our business strategy.  Our management believes that based on our current working capital, we will only be able to continue operations through the end of calendar year 2016 without raising additional capital.

During the current fiscal year ending August 31, 2016, we plan to complete the first part of Stage 2 of our metallurgical activities as discussed in the section heading “ITEM 2. PROPERTIES” of this Annual Report.  Our initial budget for Stage 1 of activity was approximately $508,000.  To date we have spent approximately $134,000 completing Stage 1. Stage 2 is subdivided into two parts, the first, referred to as milestone 1, is the bench scale separation of selected high purity rare earth carbonate. The second part, or milestone 2, is the construction and operation of a pilot plant. Milestone 1 of Stage 2 is in progress and is expected to be completed by the end of calendar year 2015. TRER has spent approximately $360,000 on this phase and this expense is to be augmented by an additional $140,000 supplied by the Defense Logistics Agency of the Department of Defense. Projected costs of the second part of Stage 2, milestone 2, is approximately $1,120,000. The final part of Stage 2, milestone 3, is the preparation of a bankable feasibility study of the process and is expected to cost approximately $500,000. We anticipate that our financing efforts will raise sufficient capital to finish Stage 2 but there is no guarantee that we will be able to raise the working capital necessary to complete Stage 1 or begin Stage 2 activities. After completion of Stage 2, we will use any remaining available capital to begin work on other phases of project feasibility work. Currently, we anticipate that general and administrative expenses in the fiscal year ending August 31, 2016 will be approximately $1,272,242.

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

Conditions in our industry have been extremely volatile.  Prices and supply and demand for REEs, have been impacted by numerous factors, including changes in economic conditions and demand for REEs and changes, or perceived changes, in Chinese quotas for export of REEs. According to www.metal-pages.com (“Metal-Pages”) REE prices increased from mid-2010 to mid-2011 approximately 2,000 to 3,000 percent, depending on the element, and then REE prices began decreasing through the end of 2011. REO prices of individual oxides increased considerably during the first two quarters of 2011 but declined thereafter through to the end of the year.  Beginning in the second quarter of 2012, REE prices have decreased significantly for all REEs and remain volatile. If conditions in our industry remain volatile, our share price may continue to exhibit volatility as well. In particular, if prices or demand for REEs were to decline, our share price would likely decline.

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
We are developing our metallurgical processes through a joint venture with K-Technologies, Inc, which is subject to the risks normally associated with the conduct of joint ventures.

Our metallurgical processing efforts are currently focused on CIX/CIC processing through a joint venture with K-Technologies, Inc. and is subject to the risks normally associated with the conduct of joint ventures. Such risks include: inability to exert control over strategic decisions made in respect of the development and use of the processes; disagreement with partners on how to develop and operate the processes efficiently; inability of partners to meet their obligations to the joint venture or third parties; and litigation between partners regarding joint venture matters. Any failure of such other companies to meet their obligations to us, the joint venture or to third parties, or any disputes with respect to the parties’ respective rights and obligations, could have a material adverse effect on the joint venture or the development and use of the processes, which could have a material adverse effect on our  results of operations and financial condition.

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

Our common stock is currently traded on the OTCQX U.S., a centralized quotation service maintained by OTC Markets Group Inc. that collects and publishes market maker quotes for over-the-counter securities. Although our common stock is traded on the OTCQX U.S., a regular trading market for our securities may not be sustained in the future. Specifically, we currently are not in compliance with the continued trading requirements of the OTCQX U.S. and may be removed from quotations on the OTCQX if we do not regain compliance in the near future.  If we are removed from the OTCQX, we anticipate that our stock would continue to be quoted on the OTCQB. Quotes for stocks traded on the OTCQX U.S. or OTCQB generally are not listed in the financial sections of newspapers and newspapers often devote very little coverage to stocks quoted solely on the OTCQX U.S. or OTCQB. Accordingly, prices for, and coverage of, securities quoted solely on the OTCQX U.S. or OTCQB may be difficult to obtain. In addition, stocks quoted solely on the OTCQX U.S. or OTCQB tend to have a limited number of market makers and a larger spread between the bid and ask prices than those listed on an exchange. All of these factors may cause holders of our common stock to be unable to resell their securities at any price. This limited trading also could decrease or eliminate our ability to raise additional funds through issuances of our securities.

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

As of August 31, 2015, we have approximately 41 million shares of common stock outstanding.  In addition to our common stock, we have (i) warrants that may be exercised into 7,840,000 shares of common stock exercisable at $2.50 per share, (ii) warrants that may be exercised into 4,272,275 shares of common stock exercisable at $0.35 per share, (iii) warrants that may be exercised into 4,272,275 shares of common stock exercisable at $0.50 per share, (iv) warrants that may be exercised into 1,497,000 shares of common stock at $2.50 per share, (v) warrants that may be exercised into 250,000 shares of common stock at $5.00 per share, (vi) warrants that may be exercised into 160,000 shares of common stock at $0.20 per share, and (vii) options that may be exercised into 6,290,000 shares of common stock at $0.30 to $1.00 issued to directors, officers and consultants.  The issuance of shares upon exercise of these options and warrants may result in substantial dilution to the interests of other stockholders and may adversely affect the market price of our common stock.

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

On March 6, 2013, we purchased the surface lease at the Round Top Project, known as the West Lease, from the Foundation for $500,000 cash and 1,063,830 shares of our common stock. We also agreed to support the Foundation through an annual payment of $45,000 for ten years to support conservation efforts within the Rio Grande Basin and in particular engaging in stewardship of Lake Amistad, a large and well-known fishing lake near Del Rio, Texas. The West Lease comprises approximately 54,990 acres and is fully paid until 2028, thereby having a lease value of approximately $1,364,852. Most importantly, purchase of the surface lease gave us unrestricted surface access for the potential development and mining of our Round Top Project. As of the date of this filing, we have not paid the third installment of our surface lease in the amount of $45,000 to the Southwest Wildlife Foundation. As a result the full amount of the note payable has been classified as currently due.

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

TRER has approximately 7,110 acres under annual prospecting permits with the State of Texas. TRER entered into the prospecting permits on October 31, 2014 and all are renewable on or before the anniversary date at a cost $1.00 per acre.

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

In August 2015 we paid the State of Texas a delay rental of $67,077.

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

In August 2015, we paid the State of Texas a delay rental to extend the term of the lease in an amount equal to $6,750.

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

On May 8, 2013, we announced independent confirmation of potential favorable heap leach characteristics, based on coarse leach testing at an independent lab.  The results are summarized below:

	La	Ce	Pr	Nd	Sm	Eu	Gd	Tb	Dy	Ho
Ore Grade	ppm	ppm	ppm	ppm	ppm	ppm	ppm	ppm	ppm	ppm
	31	98	12.2	34.8	11.1	0.6	11.5	3.77	30.7	7.98
Recovery 1	21	65	8.4	25.3	8.6 <0.4	9.5	3.2	25.3	6.37
Recovery 2	16	55	7.7	22.8	8.3	0.4	9.3	3.11	24.7	6.2
Average Recovery18.5	60	8.05	24.05	8.45	NA	9.4	3.155	25	6.285
% Recovery	60%	61%	66%	69%	76%	67%	82%	84%	81%	79%

	Er	Tm	Lu	Yb	Y	Th	U	Be	Li
Ore Grade	ppm	ppm	ppm	ppm	ppm	ppm	ppm	ppm	ppm
33.8	7.37	9.12	57	218	183.5	40.7	32.2	410
Recovery 1	25.8	5.09	5.32	36.4	185	146.5	20	6.5	270
Recovery 2	25.1	5.04	5.33	36.5	184	143.9	21.5	4.8	270
Average Recovery25.45	5.065	5.325	36.45	184.5	145.2	20.75	5.65	270
% Recovery	75%	69%	58%	64%	85%	79%	51%	18%	66%

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

2.
Extractions for Yttrium varied from 20.8 to 61.1% for the different sizes with a combined extraction of 48.6%.  Extractions for Dysprosium varied from 23.8% t o57.7% with a combined extraction of 44.5%.

3.	The highest extractions for all minerals of interest were in the 2 in X 1/2 in size fractions. The extractions dropped significantly in the minus 1/2in size fraction.

4.	The acid consumption was reasonable for the coarse size fractions (>1/2 inch) and more than doubled for the minus 1/2inch material.

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

Exploration and Engineering Costs

To date we have incurred exploration costs at the Round Top Project of approximately $11.5 million.  In the fiscal year ending August 31, 2015 our total exploration costs were approximately $522,000.  We anticipate that our exploration costs for the fiscal year ending August 31, 2016 will be approximately $682,000, which will consist primarily of metallurgical expenses.  We expect that our current cash balance will not be enough to meet our exploration costs for the next fiscal year unless additional capital is raised.

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

We have intended to carry this project forward as follows:

Stage 1a, Treat the primary leach solution to remove the impurity elements and to produce a feedstock solution at concentrations      and flow rate acceptable to feed the processing plant.
     1b, Desktop study of the CAPEX and OPEX of the plant envisioned at Round Top.
Stage 2, milestone 1, bench scale production of high purity separated elements

Stage 2, milestone 2, Pilot plant testing using large diameter columns to calibrate the CIX/CIC procedures and to optimize the heap leach parameters.

Stage 2, milestone 3, Publication of a bankable feasibility study of the CIX/CIC processing plant.

Stage 1 has been successfully completed and has demonstrated that it is technically and economically to remove the rare earth elements from the pregnant leach solution (pls). Stage 2, milestone 1 is in progress and is expected to be complete by December 31 2015. Milestone 2 will begin upon completion of milestone 1 and contingent upon securing the financing necessary for its completion. Milestone 2 will be pilot plant scale testing to define the operating parameters, capital costs and operating cost of the removal of the rare earth from the PLS and the process to produce the high purity separated rare earth products for sale. It will also evaluate processes to separate and purify such by-product and potential by-products as uranium, thorium, lithium and beryllium. Milestone 3 will bring the project to full feasibility with completed engineering, design, tables of organization and equipment and the required permitting and regulatory approvals.

Stage 1- Phase 1a and 1b

Phases 1a and 1b have been successfully completed.  These phases represented the purification step and were implemented as follows:

The Round Top pregnant leach solution (PLS) obtained by leaching the crushed ore with dilute sulfuric acid extracts the rare earth elements at high recoveries but also recovers high concentrations of aluminum, calcium, magnesium, iron, potassium and sodium. The PLS produced from the leach operation is expected to be at flow rates on the order of 600 gallons per minute with concentrations of rare earth elements in the range of 1,000 to 3,500 parts per million (ppm). First experimental run produced a solution that averaged approximately 1,000 ppm (.1%) rare earth and approximately 30,000 ppm (3%) impurities, a ratio of 30:1 impurities to REE. The Stage 1, Phase 1a processing was able to change this ratio to approximately 0.3:1 impurities to REE. This level of impurity rejection greatly exceed our target expectations and we believe demonstrates that the Round Top PLS can be relatively easily and economically processed into a feedstock compatible with any type of refining plant.

We believe that accomplishing this step of directly extracting the REE from the PLS without prior treatment or conditioning has accomplished the most difficult part of process design. Once the purification step has been done, we believe that the elemental separation and refinement should be relatively straightforward.

Stage 1 - Phase 2a and 2b

Phases 2a, the bench-scale separation of the rare earth elements into groups was completed in May 2015, through the rejection of the low value rare earth elements lanthanum and cerium from the Phase 1a solution.

The resultant rare earth solution is now being further processed to produce selected high purity REE oxides in Phase 2b. The scope of this work has been modified to fulfill the terms of the contract with the Defense Logistics Agency (DLS) order to deliver 99.999+ yttrium, 99.99% ytterbium and 99.999+% of an undisclosed element.

Budget

Our initial Stage 1 budget was $134,502. This Stage is now successfully completed.

Stage 2 in its entirety is expected to cost approximately $2,015,454 to complete.  Stage 2 is subdivided into milestones 1, 2 and 3. Milestone 1 will be to separate selected high purity rare earth elements at bench scale. Milestone 2 is the construction and operation of a pilot plant to optimize and to refine the operating costs of a complete CIX/CIC plant. Milestone 3 is the preparation of a bankable feasibility study for the installed CIX/CIC plant at Round Top. Milestone 1 is in progress and is expected to be completed by the end of calendar year 2015. Initial projected cost of milestone 1 is $336,454. This cost projection has been modified by the terms of TRER’s contract with the Defense Logistical Agency and the inclusion of an additional $140,000 from that agency. Milestone 2, the pilot plant stage is expected to cost $1,120,000. Milestone 3, the preparation of a bankable feasibility for the CIX/CIC process is an additional $500,000.

In addition to the development of the processing plant, we estimate that another $6,519,193 to complete feasibility grade engineering for the entire project including mine planning, water development, baseline studies and initial permitting. Currently, we estimate that entire project feasibility study will cost $9,534,684 including corporate G&A and a 25% contingency.

Metal Recovery Methods

There are two options for extracting the REE from the leach solution, solvent extraction (SX) and ion exchange (IX).

SX is widely used in the REE industry. SX is a process whereby the water/acid leach solution is mixed with a kerosene based solution containing the active organic agents (extractants) and then allowed to settle and separate into the water and oil phase. The extractants carried in the kerosene selectively remove the REE's and other sought after elements from the water/acid solution leaving the impurities in the original solution. The economic elements move from the aqueous sulfuric acid leach solution into the kerosene solution and are then transferred from the kerosene solution back into an aqueous solution, this time a hydrochloric acid solution at higher concentrations. This process is repeated over and over until all the individual REE's are separated into their purified individual oxides and then sold.

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

The aluminum, iron and other elements can be chemically precipitated and removed by raising the pH and adding other elements such as magnesium. The "cleaned" solution is then further refined by SX or IX methods. Precipitation has been successfully used to clean the Round Top solutions but it results in approximately a 20% loss of some of the REE via co-precipitation with the less desirable elements. TRER consultants are confident with additional work these losses will be reduced to 15% or lower. A disadvantage of this procedure is that most or all of the acid is neutralized and lost. Developing a procedure to use SX or IX to remove the REEs directly from the PLS will improve overall recoveries, simplify the process and significantly improve the operational economics.

SX has the advantage of being the process used in other REE operations, thus there is a considerable base of knowledge and experience to be relied on. We believe it has some disadvantages, however. SX plants, while being simple in concept, consist of many repetitive stages which result in a relatively large operation with many steps which in turn require close control and supervision. They are both labor and capital intensive.

IX has the advantage of being simpler and the plants physically much smaller. IX also is more forgiving operationally because it is less sensitive to variations in flow rate and REE grade than SX. Both capital and operating costs are generally lower than equivalent SX plants. However, IX has not, to date, been applied to an REE operation.

Our joint venture with K-Tech has the goal of developing an IX process for REE operations. K-Tech has wide experience with continuous ion exchange and continuous ion chromatography separation of rare earth and other elements from phosphate leach solutions. Insofar as phosphate leach solutions are chemically similar to the primary leach solution produced from leaching Round Top rhyolite, the decision was made to test the Round Top PLS using K-Tech’s process.

The process itself can be summarized as follows: In the first step the raw, high volume, high impurity, low REE grade PLS from the leached rock is converted to a relatively clean, high-grade sulfate solution. This is accomplished by loading the PLS onto a strong cat-ionic resin which, in the case of the Round Top PLS produces about a 4.5 to 1 concentration over the PLS. The resin is then subjected to a “crowding” step whereby most of the impurity elements are forced off the resin, followed by a gradational elution step where the resin is regenerated by sequentially stronger sulfuric acid whereby almost all the remaining impurities are first removed by the weak acid and then the REE themselves removed by strong acid.

The next step, now in progress, will employ CIC to produce 3 high purity products, a light rare earth solution, a mid-range rare earth product solution, and a heavy rare earth solution consisting of the elements terbium and those heavier, plus yttrium. The solution from the first step is fed to and loaded onto the resin as an acid sulfate solution . Once loaded and washed, the column is eluted by a chelating solution which causes the individual REE, because of the small differences in their cation attraction properties, to separate and exit the column at different times. The 3 classes are determined by splitting the streams based on their exit times.

The third step, the element separation stage, consists of more precise and slower reiterations of step two where the elements are tapped individually as they exit the column. High purity is achieved by repeating the process through several columns. The only limitation in the purity is the number of times the process is repeated. All solutions are recirculated, so there is no process loss.

CIX/CIC technology holds promise of revolutionizing the processing and separation of rare earth elements from their ores and then individually. Lower capital and operating costs, simplicity and flexibility, smaller size, and potential for lessening environmental risk are the decisive features recommending this technology. CIX/CIC has a long and well-established track record in other extractive industries, and relies on readily available equipment, resins, and reagents. There is nothing proprietary or “tailor made” in either the equipment, resins, or reagents used in this process.

Work completed in December 2014 has shown that the dilute REE bearing sulfate leach solution can be efficiently treated to produce a purified solution exceeding specifications for feedstock for a separation plant employing either a solvent extraction (SX) or a continuous ion exchange process. We regard the successful completion of Phase 1 of Stage 1 a technological breakthrough in that we were able use conventional ion exchange procedures (CIX) employing readily available, mass produced ion exchange resin to produce the feedstock solution from an impure low grade leach solution. This was step one of a three step program whose objective is to produce 4-9’s (99.99%) pure separated rare earth elements in either oxide or carbonate form.

After the Stage 1 processing, accomplished in January 2015, separated the REE’s from the pregnant leach solution (PLS), resulting in a relatively pure, concentrated mixed rare earths feedstock solution at flow rates suitable for feeding to either a solvent extraction (SX) plant or, as planned by TRER, to a CIC plant work continued to define stages 2 and three. Uranium in the sulfate feedstock solution was not detected by ICP-MS analysis, inferring that neither it nor the chemically similar thorium is captured in Stage 1 and does not enter the REE processing plant.

The first part of stage 2 refining was achieved in May 2015. This involved the splitting of the feedstock solution from Stage 1 into two parts: (a) a low value branch consisting of lanthanum and cerium that could be warehoused, or sold at a discount; and (b) a high value branch consisting of the remaining rare earths profile (plus yttrium),which can be  further refined.

The overall bench procedure used was to (1) produce a pregnant leach solution (PLS)  by irrigating crushed ore from the Round Top deposit with dilute sulfuric acid in columns set up in K-Tech’s testing facilities; (2) process this PLS in the initial CIX Stage 1 system to remove the rare earth elements (REEs) from the PLS; (3) feed the rare earth solution to the initial step within the stage 2  ion chromatography (IC) testing system for further rare earths isolation and impurity rejection; (4) further processing to separate the contained rare earths into separate selected groups.  This operation is carried out so that the first step is to isolate the lanthanum and cerium.

Using this procedure, K-Tech has produced a mids/heavies steam with a lanthanum/cerium content of less than 8% of the total rare earths present. The rare earth elements that TRER considers economically important, i.e. praseodymium, neodymium, gadolinium, terbium, dysprosium, and yttrium make up approximately 68% of this product stream. This low lanthanum/cerium solution could then be immediately treated to produce a marketable mids/heavies (M/H) rare earth concentrate for sale to other rare earth producers or consumers. Work continues to further improve the efficiency of this step.

Alternatively, the resulting praseodymium/neodymium plus mid and heavy product stream from the stage 2 system could then be further refined in Stage 2 and 3 to ultimately produce selected individual high purity rare earth oxides. Rare earths which are not separated to individual products could be stockpiled as a concentrate for possible future processing, based on developing market conditions, either as individual elemental products or as selected heavy rare earth mixtures.

Most importantly, the materials used in the K-Tech separation processes are non-toxic, non-flammable and readily available from multiple suppliers, in large quantities and at competitive prices, thus limiting single source risks and dependence on a sole supplier of critical materials needed for the process. The principal equipment used in the production process is also commercially available and does not require specialty engineering or manufacturing. TRER’s confidence in K-Tech’s ability to scale the process up to full commercial volumes is supported by their wide experience in the application of these same materials and processing techniques in other large-scale industrial separation processes. These include food; fertilizer; industrial chemical; hydrometallurgical; bioprocessing; and other applications requiring continuous processing techniques using ion exchange and ion chromatography as the basis for component separations. This assertion will be borne out in subsequent pilot plant testing where much larger quantities of feedstock will be tested.

The striking success of this process led TRER to propose a processing joint venture to introduce this technology to the larger rare earth industry. In July TRER and K-Tech signed a definitive joint venture agreement venture to develop, refine and market K-Tech’s Continuous Ion Exchange (CIX) and Continuous Ion Chromatography (CIC) technology as it applies mostly to the extraction of rare earth elements (REE) from native ores. The JV will license the technology to TRER, as well as other rare earth production companies.  Subject to agreement by TRER, the JV may also elect to build and operate processing facilities to separate and purify mixed rare earth concentrates into individual purified rare earth oxides for other rare earth production companies in addition to TRER.

On July 15, 2015, we entered into an operating agreement (“Operating Agreement”) with K-Tech, to formalize our joint venture company, Reetech, LLC, a Delaware limited liability company (the “Reetech”), for the purposes of developing, refining and marketing K-Tech’s CIX/CIC process pursuant to the February 24, 2015 letter of intent with K-Tech. Pursuant to the Operating Agreement, K-Tech holds an initial interest of 97.21% of Reetech for the contribution of its technology pursuant to a license to Reetech (the “Reetech License) and TRER holds an initial interest of 2.79% pursuant to its contribution of cash payment of $391,000 to the prior development of the contributed Technology for the purposes of the joint venture. TRER has the ability to earn a 49.9% interest in Reetech by contributing up to $7.0 million in cash contributions upon the satisfaction of certain development milestones. Reetech is governed by a board of managers comprised of three managers: one manager appointed by the Company, one manager appointed by K-Tech and one manager appointed by mutual agreement of the Company and K-Tech.

In connection with the execution of the Operating Agreement, K-Tech granted to Reetech the Reetech License.  The Reetech License is a perpetual license regarding K-Tech’s CIX/CIC process within the field of use of the joint venture for the production of rare earths and other products of value. Additionally, in connection with the execution of the Operating Agreement, Reetech granted to TRER a perpetual license to use the technology within the field of use of the Reetech License for the development and operation of TRER’s projects, including the TRER’s Round Top project (“TRER License”). Use of the TRER License granted to TRER is contingent upon TRER paying to Reetech a one-time fee of $5 million at startup of the initial processing plant.

On October 18, 2015, we entered into an amendment agreement (the “Amendment”), effective August 27, 2015, with K-Tech, regarding certain amendments to the Operating Agreement.  Concurrently with the execution of the Amendment, TRER, K-Tech and Reetech entered into amendments to the Reetech License and the TRER License.

Pursuant to the Amendment, K-Tech has agreed to amend the Agreement to change the conditions upon which TRER may earn its 49.9% membership percentage interest in Reetech through special capital contributions.  The Amendment provides that TRER may now earn additional membership percentage interests in Reetech, up to the maximum percentage interest of 49.9%, through both (i) the cash contributions towards development of the Technology upon the occurrence of certain development milestones (same as in the Agreement prior to Amendment) and (ii) by TRER being the procuring cause of third-party business for Reetech, in which case TRER will be credited with capital contributions on a dollar-for-dollar basis for the revenue generated by such third-party business.  To be the “procuring cause” of business, Reetech and the third-party business client must have been brought together and the third-party business client must have become a client of Reetech as the result of the continuous efforts of TRER.

In consideration of the expansion of TRER’s right to earn additional membership percentage interests in Reetech, TRER and K-Tech have further amended the Agreement to provide the following:

•
The Amendment provides that until such time as TRER has been credited with the cumulative contribution to Reetech of either (i) $2.0 million in capital contributions made by TRER, (ii) $3.5 million in collected revenue from third-party business clients of which TRER was the procuring cause (as defined in the Amendment), or (iii) a combination of (i) and (ii) that total $3.5 million, one manager shall be appointed by TRER and the remaining two managers shall be appointed by K-Tech. Following such contribution conditions being met, the Agreement will revert back to its original manager appointment provisions.

•
The Agreement has been amended to provide that until such time as TRER shall have earned its 49.9% interest in Reetech, K-Tech shall supervise the business of Reetech and K-Tech shall be the sole recipient of any profits realized from the business of Reetech.

The Amended TRER License amends the one-time license fee payable by TRER to Reetech for the use of the technology within the field of use by TRER for its projects.  Under the Amended TRER License, TRER will pay a one-time fee of $5.0 million payable at plant start-up for the annual (calendar year) production of up to 3,000 metric tons of rare earth oxides.  In the event that TRER subsequently desires to produce more than 3,000 metric tons, TRER agrees to pay Reetech an additional market-based license fee to be negotiated by TRER and Reetech before TRER exceeds the 3,000 metric ton annual limit.

Based on the success of this process, TRER, in conjunction with its joint venture partner K-Tech Inc., submitted aa proposal to the Defense Logistics Agency of the Department of Defense to employ CIX/CIC to conduct research to demonstrate, at the bench scale level, the ability to separate and refine yttrium (Y) oxide to a minimum of 99.999% purity, ytterbium (Yb) oxide to a minimum of 99.99% purity and an undisclosed oxide to a minimum of 99.999% purity, using continuous ion exchange (CIX) and continuous ion chromatography (CIC). The award was granted in September 2015 and work in in progress.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended August 31, 2015, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

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
Fiscal Year 2015	High	Low

Quarter ended August 31, 2015	$0.33	$0.20
Quarter ended May 31, 2015	$0.44	$0.19
Quarter ended February 28,2015	$0.24	$0.19
Quarter ended November 30, 2014	$0.39	$0.22
Fiscal Year 2014	High	Low

Quarter ended August 31, 2014	$0.49	$0.36
Quarter ended May 31, 2014	$0.45	$0.36
Quarter ended February 28, 2014	$0.53	$0.38
Quarter ended November 30, 2013	$0.53	$0.24

Fiscal Year 2013	High	Low

Quarter ended August 31, 2013	$0.35	$0.21
Quarter ended May 31, 2013	$0.63	$0.34
Quarter ended February 28, 2013	$0.59	$0.15
Quarter ended November 30, 2012	$0.46	$0.14

The last bid price of our common stock on November 24, 2015 was $0.25 per share.

Holders

The approximate number of holders of record of our common stock as of November 24, 2015 was 503.

Dividends

We have not paid any cash dividends on our equity security and our Board has no present intention of declaring any cash dividends.  We are not prohibited from paying any dividends pursuant to any agreement or contract.

Securities Authorized for Issuance under Equity Compensation Plans

In September 2008, the Board adopted our 2008 Stock Option Plan (the “2008 Plan”), which was also approved by our shareholders in September 2008.  In May 2011, the board of directors adopted an amendment to our 2008 Plan (the “Amended 2008 Plan”), which was also approved by our shareholders in August 2011. The Amended 2008 Plan increased the number of shares available for grant from 2,000,000 to up to 5,000,000 shares of our common stock for awards to our officers, directors, employees and consultants.  On February 15, 2012, our stockholders approved an increase of 2,000,000 of shares of common stock available for issuance under the amended 2008 Stock Option Plan (the “Plan”).  As amended, the Plan provides for 7,000,000 shares of common stock for all awards.  Other provisions of the Amended 2008 Plan remain the same as under our 2008 Plan.  As of August 31, 2015, a total of 1,005,000 shares of our common stock remained available for future grants under the Amended 2008 Plan.

The following table sets forth certain information as of August 31, 2015 concerning our common stock that may be issued upon the exercise of options or warrants or pursuant to purchases of stock under the Amended 2008 Plan:

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	5,995,000	$0.32	1,005,000
Equity compensation plans not approved by stockholders	295,000	$0.32	--

Total	6,290,000	$0.32	1,005,000

Recent Sales of Unregistered Securities During Fiscal 2015

Except as set forth below, all unregistered sales of equity securities during the period covered by the Annual Report were previously disclosed in our current reports on Form 8-K or quarterly reports on Form 10-Q.

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (C)
June 30, 2015	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
July 31, 2015	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
August 31, 2015	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
August 26, 2015	Common Stock Purchase Warrants	80,000(B)	Accredited Investors	$80,000	$80,000 in Promissory Notes	Sec. 4(a)(2)

(A)
Common Stock Purchase Options were issued pursuant to a consulting agreement. Options vested immediately. Each option is exercisable for a 5 year term at an exercise price of $0.30. The options were issued outside of the Company’s 2008 Stock Incentive Plan.

(B)	Common Stock Purchase Warrants exercisable for a 5 year term at an exercise price of $0.20.
(C)

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

Appointment of Mr. Noyrez

On December 30, 2014, we appointed Mr. Eric Noyrez to serve as a member of our Board of Directors. Mr. Noyrez was granted 400,000 options to purchase shares of our common stock, vesting immediately with a term of 5 years and at an exercise price of $0.21. The Black-Scholes pricing model was used to estimate the fair value of the 400,000 options issued during the period to these consultants, using the assumptions of a risk free interest rate of 1.68%, dividend yield of 0%, volatility of 198%, and an expected life of 5 years. These options are valued at approximately $82,000 and expensed immediately.

Rights Offering

On January 21, 2015 we completed our previously announced rights offering. We raised approximately $940,000 in aggregate gross proceeds, before expenses, through shareholder subscriptions for 4,272,275 Units including the exercise of over-subscription rights. Each Unit consisting of one share of the Company’s common stock, one five year non-transferable Class A warrant exercisable for one share of the Company’s common stock at $0.35 per share and one five-year non-transferable Class B warrant exercisable for one share of the Company’s common stock at $0.50 per share. The Black-Scholes pricing model was used to estimate the relative fair value of the 8,544,550 warrants issued during the period, using the assumptions of a risk free interest rate of 1.39%, dividend yield of 0%, volatility of 195%, and an expected life of 5 years. The Class A and B warrants have a relative fair value of approximately $305,000 and $303,000 respectively and recorded in additional paid-in capital.

Grant of Options to Consultant

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

Grant of Options to the Board

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

Board Compensation Shares

On February 26, 2015, all members of the Board of Directors were offered shares of the Company’s common stock at a 20% discount in lieu of cash compensation owed to them for Board services.  Three members of the Board of Directors elected to receive approximately 59,000 shares of the Company’s common stock in lieu of cash compensation totaling $10,000.

Liquidity and Capital Resources

As of August 31, 2015, we had a working capital deficit of approximately $579,000. We will need to raise additional funding to implement our business strategy. Our management believes that based on our current working capital, we will be able to continue operations only through the end of calendar year 2016 without raising additional capital. During our fiscal year ending August 31, 2016, we plan to minimize spending for metallurgical testing and flow sheer development, additional geologic and resource modeling and compliance costs associated with state governmental agencies and appropriate staff and consulting expenses until such time we raise additional capital or secure a strategic partner. The timing of these expenditures is dependent upon a number of factors, including the availability of third party contractors.

During the current fiscal year ending August 31, 2016, we plan to complete Stage 1of our metallurgical activities as discussed in the section heading “ITEM 2. PROPERTIES” of this Annual Report.  Our budget for this stage of activity was approximately $134,502.  To date we have expended approximately that amount on Stage 1 which is now complete. Estimated cost of Stage 2 is $2,015,454, $336,454 of which have been spent; this phase, called milestone 1, of Stage 2 has been modified and augmented by the Defense Logistical Agency. There is no guarantee that we will be able to raise the working capital necessary for balance of Stage 2 activities. After completion of Stage 1, we will use any remaining available capital to begin work on Stage 2 of our metallurgical activities.  Currently, we anticipate that general and administrative expenses in the fiscal year ending August 31, 2016 will be approximately $1,272,242.

As of the date of this filing, we have not paid the third installment of our surface lease in the amount of $45,000 to the Southwest Wildlife Foundation. As a result the full amount of the note payable has been classified as currently due.

The audit opinion and notes that accompany our financial statements for the year ended August 31, 2015, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its activities is more assured.

We currently do not have funds to pursue exploration or development work on any of our properties, which means that we will be required to raise additional capital, enter into joint venture relationships, or find alternative means to finance our properties in order to place them into commercial production, if warranted, or evaluate the possibility of selling one or more of our projects or the Company in its entirety. Failure to obtain sufficient financing may result in the delay or indefinite postponement of exploration and, if warranted, development or production on one or more of our properties and any properties we may acquire in the future or even a loss of property interests. This includes our leases over claims covering the principal deposits on our properties, which may expire unless we expend minimum levels of expenditures over the terms of such leases. We cannot be certain that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable or acceptable to us. Our ability to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions as well as our business performance.

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

On August 26, 2015 we issued promissory notes to two individuals for $40,000 each for total loan proceeds of $80,000, due on November 24, 2015 (due on demand upon default), non-interest bearing, and unsecured. As additional consideration for the loan, we issued 80,000 common stock purchase warrants to each individual. The warrants have an exercise price of $0.20 and term of five years.

Results of Operations

Fiscal Years ended August 31, 2015 and 2014

Revenue

We had no operating revenues during the fiscal years ended August 31, 2015 and 2014.  We are not currently profitable.  As a result of ongoing operating losses, we had an accumulated deficit of approximately $31.3 million as of August 31, 2015.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the fiscal years ended August 31, 2015 and 2014, in the amount of approximately $522,000 and $456,000, respectively.  Expenditures during fiscal year 2015 and 2014 were primarily for metallurgical testing.

Our general and administrative expenses for the fiscal year ended August 31, 2015 were approximately $1,450,000.  This amount included approximately $440,000 in non-cash stock-based compensation to directors and compensation to outside consultants.  The remaining expenditures totaling approximately $1,010,000 were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

Our general and administrative expenses for the fiscal year ended August 31, 2014 were approximately $2.3 million.  This amount included approximately $767,000 in non-cash stock-based compensation to directors and compensation to outside consultants.  The remaining expenditures totaling approximately $1.53 million were primarily for payroll and related taxes and benefits, professional and investment banking fees and other general and administrative expenses necessary for our operations.

We had losses from operations for the fiscal years ended August 31, 2015 and 2014 totaling approximately $1,973,000 and $2,789,000, respectively and net losses for the fiscal years ended August 31, 2015 and 2014 totaling approximately $1,984,000 and $2,791,000.  We earned interest and other income netting approximately $622 and $5,289 for the fiscal years ended August 31, 2015 and 2014, respectively and accrued interest expense of approximately $12,000 and $7,700 for the fiscal years ended August 31, 2015 and 2014, respectively.

Off-Balance Sheet Arrangements

For the fiscal years ended August 31, 2015 and 2014, we did not have any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position, or cash flow.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are fairly presented in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Management believes that the following critical accounting estimates and judgments have a significant impact on our financial statements; Valuation of options granted to Directors and Officers using the Black-Scholes model, and fair value of mineral properties. The accounting policies are described in greater detail in Note 2 to our audited financial statements for the fiscal year ended August 31, 2015.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Texas Rare Earth Resources Corp
Sierra Blanca, Texas

We have audited the accompanying balance sheets of Texas Rare Earth Resources Corp (the “Company”) as of August 31, 2015 and 2014, and the related statements of operations, shareholders' equity, and cash flows for each of the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Rare Earth Resources Corp as of August 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2016 raise substantial doubt about its ability to continue as a going concern. The 2015 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ LBB & ASSOCIATES LTD., LLP
LBB & Associates Ltd., LLP

Houston, Texas
November 30, 2015

Texas Rare Earth Resources Corp
BALANCE SHEETS

	August 31,2015	August 31, 2014

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,938	$387,841
Prepaid expenses and other current assets	27,420	44,641
Total current assets	30,358	432,482

Property and equipment, net	47,352	83,002
Mineral properties	1,738,447	1,718,286
Deposits	29,710	61,396

TOTAL ASSETS	$1,845,867	$2,295,166

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$127,172	$155,123
Accounts payable - related party	111,064	8,390
Current portion of note payable	370,845	30,458
Total current liabilities	609,081	193,971
Note payable - net of current portion and discount	-	260,387
Total liabilities	609,081	454,358

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of August 31, 2015 and
August 31, 2014, respectively	-	-
Common stock, par value $0.01; 100,000,000 shares authorized,
41,368,015 and 37,036,916 shares issued and outstanding as of
August 31, 2015 and August 31, 2014, respectively	413,681	370,370
Additional paid-in capital	32,106,023	30,769,086
Accumulated deficit	(31,282,918)	(29,298,648)
Total shareholders' equity	1,236,786	1,840,808

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,845,867	$2,295,166

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
STATEMENTS OF OPERATIONS

	Year Ended August 31,
	2015	2014

OPERATING EXPENSES
Exploration costs	$522,264	$455,903
General and administrative expenses	1,450,496	2,333,081

Total operating expenses	1,972,760	2,788,984

LOSS FROM OPERATIONS	(1,972,760)	(2,788,984)

OTHER INCOME (EXPENSE)
Interest and other income	622	5,289
Interest and other expense	(12,132)	(7,743)
Total other income (expense)	(11,510)	(2,454)

NET LOSS	$(1,984,270)	$(2,791,438)

Net loss per share:
Basic and diluted net loss per share	$(0.05)	$(0.08)

Weighted average shares outstanding:
Basic and diluted	39,670,068	37,036,916

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
STATEMENTS OF SHAREHOLDERS' EQUITY
For the Year Ended August 31, 2015 and 2014

	Preferred Stock		Common Stock		Additional Paid-in
	Shares	Amount	Shares	Amount	Capital	Accumulated Deficit	Total

Balance at August 31, 2013	-	$-	37,036,916	$370,370	30,001,752	$(26,507,210)	$3,864,912

Options issued to Officers and Directors		-	-	-	654,111	-	654,111
Shares issued for services		-	-	-	113,223	-	113,223
Net loss		-	-	-	-	(2,791,438)	(2,791,438)

Balance at August 31, 2014	-	-	37,036,916	370,370	$30,769,086	(29,298,648)	$1,840,808

Options issued to Officers and Directors	-	-	-	-	399,572	-	399,572
Options issued for services	-	-	-	-	30,775	-	30,775
Shares issued for services	-	-	58,824	588	9,412	-	10,000
Shares issued for cash	-	-	4,272,275	42,723	897,178	-	939,901
Net loss	-	-	-	-	-	(1,984,270)	(1,984,270)

Balance at August 31, 2015	-	$-	41,368,015	$413,681	32,106,023	$(31,282,918)	$1,236,786

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
STATEMENTS OF CASH FLOWS

	Year Ended August 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,984,270)	$(2,791,438)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	35,650	65,855
Stock based compensation	440,347	767,334
Changes in current assets and liabilities:
Prepaid expenses and other assets	48,907	67,041
Accounts payable and accrued expenses	(27,951)	(73,711)
Accounts payable related party	102,674	8,390
Net cash used in operating activities	(1,384,643)	(1,956,529)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mineral properties	(20,161)	-
Purchase of fixed assets	-	(640)
Net cash used in investing activities	(20,161)	(640)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock for cash	939,901	-
Proceeds from loan payable	80,000	-
Payment on least note payable	-	(29,007)
Net cash provided by (used in) financing activities	1,019,901	(29,007)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(384,903)	(1,986,176)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	387,841	2,374,017
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,938	$387,841

SUPPLEMENTAL INFORMATION
Interest paid	$12,132	$7,743
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP.
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2015 AND 2014

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

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of approximately $31,283,000 as of August 31, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs including related property and equipment costs. To determine if these costs are in excess of their recoverable amount, periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with ASC 360-10-35-15,  Impairment or Disposal of Long-Lived Assets. Exploration costs were approximately $522,000 and $456,000 for the years ended August 31, 2015 and 2014, respectively.

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

Amended 2008 Stock Option Plan

In September 2008, the Board adopted our 2008 Stock Option Plan (the “2008 Plan”), which was also approved by our shareholders in September 2008.  In May 2011, the board of directors adopted an amendment to our 2008 Plan (the “Amended 2008 Plan”), which was also approved by our shareholders in August 2011. The Amended 2008 Plan increased the number of shares available for grant from 2,000,000 to up to 5,000,000 shares of our common stock for awards to our officers, directors, employees and consultants.  On February 15, 2012, our stockholders approved an increase of 2,000,000 of shares of common stock available for issuance under the amended 2008 Stock Option Plan (the “Plan”).  As amended, the Plan provides for 7,000,000 shares of common stock for all awards.  Other provisions of the Amended 2008 Plan remain the same as under our 2008 Plan.  As of August 31, 2015, a total of 1,005,000 shares of our common stock remained available for future grants under the Amended 2008 Plan.

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

Recent Accounting Pronouncements

Pronouncements between August 31, 2015 and the date of this filing are not expected to have a significant impact on our operations, financial position, or cash flow, nor does the Company expect the adoption of recently issued, but not yet effective, accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

Joint Venture

On July 15, 2015, we entered into a Limited Liability Company Agreement with K-Technologies, Inc. with a principal place of business in Lakeland, Florida. The purpose of this LLC will be to market our jointly developed technology to other rare earth producers. TRER will vest in this company by continuing process design work with K-Tech, and if successfully completed, to build and commission a rare earth separation plant at Round Top for an expected cost of $7,000,000.  The $391,000,  paid to K-Tech prior to the execution of this agreement, will be credited against this “earn in” cost.

K-Technologies has completed the first stages of process design whereby the primary leach solution was concentrated and impurities removed to produce an acceptable feedstock for further refinement. Cost of this initial metallurgical work was $391,000.  The company has paid this amount to K-Technologies for services from them as previously described.

The Company uses the equity method to account for its investment in the joint venture.  Under the equity method, the Company recognizes its share of the earnings and losses of the joint venture as they accrue instead of when they are realized. However, as of November 30, 2015 there are no sufficiently timely and readily available financial information for our investment in the joint venture, as a result we have elected to expense the initial investment amount of $391,000 as exploration expenses.  Based upon information available we have determined there are no significant potential loss liabilities.

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of office furniture, equipment and vehicles.  The property and equipment are depreciated using the straight-line method over their estimated useful life of 3-20 years.  Our property and equipment, net consist of the following:

	August 31, 2015	August 31, 2014
Furniture &office equipment	$85,889	$85,889
Vehicles	105,299	105,299
Computers & software	48,711	48,711
Field equipment	71,396	71,396
Total cost basis	311,295	311,295
Less: Accumulated depreciation	(263,943)	(228,293)
Property & equipment, net	$47,352	$83,002

Depreciation expense for the years ending August 31, 2015 and 2014 was $35,650 and $65,855, respectively and is included in general and administrative expenses.

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

 In August 2015, we paid a delay rental to the State of Texas in the amount of $67,077.

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

In August 2015, we paid a delay rental to the State of Texas of $6,750.

March 2013 Lease

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

NOTE 5 – NOTE PAYABLE

 In relation to the Foundation lease discussed in Note 4 the Company recorded a note payable for an amount for the initial $45,000 due upon signing of lease and the nine (9) future payments due of $45,000 which has been recorded at its present value discounted with an imputed interest rate of 5% for a total note payable of $364,852. At August 31, 2015 the current portion due is $290,845 and long-term portion due is $0. The Company has also accrued interest expense of $18,292 as of yearend which is included in accrued liabilities.

During the fiscal year ended August 31, 2015 we have not paid the third installment of our surface lease in the amount of $45,000 to the Southwest Wildlife Foundation. As a result the full amount of the note payable has been classified as currently due.

           On August 26, 2015 the Company received promissory notes from two individuals for $40,000 each for total loan proceeds of $80,000, due on November 24, 2015 (due on demand upon default), non-interest bearing, and unsecured. As consideration for the loan the Company issued 80,000 common stock purchase warrants to each individual. The warrants have an exercise price of $0.20 and term of five years. The promissory note has a relative fair value of $56,766 and the warrants has a relative fair value of $23,234 at the date of issuance determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.49% (ii) estimated volatility of 198% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years.

NOTE 6 – INCOME TAXES

The following table sets forth a reconciliation of the federal income tax benefit to the United States federal statutory rate for the years ended August 31, 2015 and 2014:

	2015	2014

Loss before provision for income taxes	$(1,984,270)	$(2,791,438)

Income tax benefit at 34% statutory rate	674,652	949,089

Non-deductible business meals and entertainment	(1,000)	(1,087)

Increase in valuation allowance	(673,652)	(948,002)

	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as a deferred tax asset and liability.  Significant components of the deferred tax assets are set out below along with a valuation allowance to reduce the net deferred tax asset to zero.

Management has established a valuation allowance because of the potential that the tax benefits underlying deferred tax asset may not be realized.  Significant components of our deferred tax asset at August 31, 2015 and 2014 are as follows:

	2015	2014

Net operating loss carryforward	$3,889,208	$3,520,253

Stock-based compensation	1,613,660	1,486,689

Assets, exploration cost, depreciation and amortization	3,630,253	3,452,684

Less valuation allowance	(9,133,121)	(8,459,626)

Net deferred tax asset	$-	$-

As a result of a change in control effective in April 2007, our net operating losses prior to that date may be partially or entirely unavailable, by law, to offset future income and, accordingly, are excluded from the associated deferred tax asset.

The net operating loss carryforward in the approximate amount of $11,439,000 will begin to expire in 2022.  We file income tax returns in the United States and in one state jurisdiction.  With few exceptions, we are no longer subject to United States federal income tax examinations for fiscal years ending before 2011, and is no longer subject to state tax examinations for years before 2010.

We also record any financial statement recognition and disclosure requirements for uncertain tax positions taken or expected to be taken in a tax return.  Financial statement recognition of the tax position is dependent on an assessment of a 50% or greater likelihood that the tax position will be sustained upon examination, based on the technical merits of the position.  Any interest and penalties related to uncertain tax positions are recorded as interest expense. We believe we have no uncertain tax positions at August 31, 2015 and 2014.

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

During the year ended August 31, 2015, we expensed approximately $440,000 in non-cash stock-based compensation to directors and outside consultants.

On September 30, 2014, October 31, 2014, November 30, 2014, December 31, 2014, January 31, 2015, February 28, 2015, March 31, 2015, April 30, 2015, May 31, 2015, and August 31, 2015 the Board approved a total grant of 120,000 options to a consultant to the Company. The options are exercisable at $0.30 per share for a period of five years. All options vest immediately. With respect to these options, the Black-Scholes pricing model was used to estimate the fair value of the 90,000 options issued during the period to this advisor, using the assumptions of a risk free interest rate of 1.43% to 1.78%, dividend yield of 0%, volatility of 441% to 457%, and an expected life of 5 years. These options were expensed immediately in the amount of approximately $31,000.

On December 30, 2014, we appointed Mr. Eric Noyrez to serve as a member of our Board of Directors. Mr. Noyrez was granted 400,000 options to purchase shares of our common stock, vesting immediately with a term of 5 years and at an exercise price of $0.21. The Black-Scholes pricing model was used to estimate the fair value of the 400,000 options issued during the period to these consultants, using the assumptions of a risk free interest rate of 1.68%, dividend yield of 0%, volatility of 198%, and an expected life of 5 years. These options are valued at approximately $82,000 and expensed immediately.

On January 21, 2015 we completed our previously announced rights offering. We raised approximately $940,000 in aggregate gross proceeds, before expenses, through shareholder subscriptions for 4,272,275 Units including the exercise of over-subscription rights. Each Unit consisting of one share of the Company’s common stock, one five year non-transferable Class A warrant exercisable for one share of the Company’s common stock at $0.35 per share and one five-year non-transferable Class B warrant exercisable for one share of the Company’s common stock at $0.50 per share. The Black-Scholes pricing model was used to estimate the relative fair value of the 8,544,550 warrants issued during the period, using the assumptions of a risk free interest rate of 1.39%, dividend yield of 0%, volatility of 195%, and an expected life of 5 years. The Class A and B warrants have a relative fair value of approximately $305,000 and $303,000 respectively and recorded in additional paid-in capital.

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

During the period ended August 31, 2015, the Company recognized stock compensation expense of approximately $142,000 for 1,425,000 stock options issued to Board members in prior year for services vesting over one to three years. As of August 31, 2015, there remains approximately $107,000 of stock compensation expense to be recognized.

As of August 31, 2015, we have approximately 41 million shares of common stock outstanding.  In addition to our common stock, we have (i) warrants that may be exercised into 7,840,000 shares of common stock exercisable at $2.50 per share, (ii) warrants that may be exercised into 4,272,275 shares of common stock exercisable at $0.35 per share, (iii) warrants that may be exercised into 4,272,275 shares of common stock exercisable at $0.50 per share, (iv) warrants that may be exercised into 1,497,000 shares of common stock at $2.50 per share, (v) warrants that may be exercised into 250,000 shares of common stock at $5.00 per share, (vi) warrants that may be exercised into 160,000 shares of common stock at $0.20 per share, and (vii) options that may be exercised into 6,290,000 shares of common stock at $0.30 to $1.00 issued to directors, officers and consultants.  The issuance of shares upon exercise of these options and warrants may result in substantial dilution to the interests of other stockholders and may adversely affect the market price of our common stock.

In September 2008, the Board adopted our 2008 Stock Option Plan (the “2008 Plan”), which was also approved by our shareholders in September 2008.  In May 2011, the board of directors adopted an amendment to our 2008 Plan (the “Amended 2008 Plan”), which was also approved by our shareholders in August 2011. The Amended 2008 Plan increased the number of shares available for grant from 2,000,000 to up to 5,000,000 shares of our common stock for awards to our officers, directors, employees and consultants.  On February 15, 2012, our stockholders approved an increase of 2,000,000 of shares of common stock available for issuance under the amended 2008 Stock Option Plan (the “Plan”).  As amended, the Plan provides for 7,000,000 shares of common stock for all awards.  Other provisions of the Amended 2008 Plan remain the same as under our 2008 Plan.  As of August 31, 2015, a total of 1,005,000 shares of our common stock remained available for future grants under the Amended 2008 Plan.

NOTE 7– SHAREHOLDERS’ EQUITY (Continued)

The following table sets forth certain information as of August 31, 2015 concerning our common stock that may be issued upon the exercise of options or warrants or pursuant to purchases of stock under the Amended 2008 Plan:

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	5,995,000	$0.32	1,005,000
Equity compensation plans not approved by stockholders	295,000	$0.32	--

Total	6,290,000	$0.32	1, 005,000

Warrants

On January 21, 2015 we completed our previously announced rights offering. We raised approximately $940,000 in aggregate gross proceeds, before expenses, through shareholder subscriptions for 4,272,275 Units including the exercise of over-subscription rights. Each Unit consisting of one share of the Company’s common stock, one five year non-transferable Class A warrant exercisable for one share of the Company’s common stock at $0.35 per share and one five-year non-transferable Class B warrant exercisable for one share of the Company’s common stock at $0.50 per share. The Black-Scholes pricing model was used to estimate the relative fair value of the 8,544,550 warrants issued during the period, using the assumptions of a risk free interest rate of 1.39%, dividend yield of 0%, volatility of 195%, and an expected life of 5 years. The Class A and B warrants have a relative fair value of approximately $305,000 and $303,000 respectively and recorded in additional paid-in capital.

Warrant activity for the year ended August 31, 2015, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Grant Date Fair Value

Outstanding at August 31, 2014	9,587,000	$2.57	1.54	$3,659,998

Warrants granted	8,704,550	$1.54	2.37	$631,421

Warrants exercised	-	-	-	-

Warrants cancelled/forfeited/expired	-	-	-	-

Outstanding at August 31, 2015	18,291,550	$1.54	2.37	$4,291,419

Vested at August 31, 2015	18,291,550	$1.54	2.37	$4,291,419

Exercisable at August 31, 2015	18,291,550	$1.54	2.37	$4,291,419

NOTE 7– SHAREHOLDERS’ EQUITY (Continued)

The assumptions used and the weighted average calculated value of warrants issued during the year, were as follows:

Risk-free interest rate	1.39-1.49%
Expected dividend yield	0.00%
Expected volatility	195-198%
Expected life	5 Years

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company had accounts payable to related parties in the amount of $111,064 at year end.

The Company rents office space on a month to month basis of $1,600 from a director.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended August 31, 2015, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2015. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we have concluded that, as of August 31, 2015, our internal controls over financial reporting were effective based on those criteria.

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

Changes to Internal Control over Financial Reporting

There have not been changes in our internal control over financial reporting during the year ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included under the section entitled “Information on the Board of Directors and Executive Officers” in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with the 2015 annual meeting of shareholders (the “Proxy Statement”), which information is incorporated by reference to this Annual Report on Form 10-K.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Documents filed as part of this Annual Report on Form 10-K or incorporated by reference:

(1)	The financial statements are listed on the “Index to Financial Statements” in Item 8.

(2)	Financial Statement Schedules (omitted because the Company is a smaller reporting issuer).

The following exhibits are attached hereto or are incorporated by reference:

Exhibit No.	Description

2.1	Plan of Conversion, dated August 24, 2012, incorporated by reference to Exhibit 2.1 of our Form 8-K filed with the SEC on August 29, 2012.
3.1	Delaware Certificate of Conversion, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on August 29, 2012.
3.2	Delaware Certificate of Incorporation, incorporated by reference to Exhibit 3.2 of our Form 8-K filed with the SEC on August 29, 2012.
3.3	Delaware Bylaws, incorporated by reference to Exhibit 3.3 of our Form 8-K filed with the SEC on August 29, 2012.
4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
4.2	Form of Rights Certificate, incorporated by reference to Exhibit 4.2 of our Form S-1/A filed with the SEC on December 10, 2014
4.3	Form of Warrant Indenture, incorporated by reference to Exhibit 4.2 of our Form S-1/A filed with the SEC on December 10, 2014
4.4	Form of Class A Warrant, included as Schedule A in Exhibit 4.3
4.5	Form of Class B Warrant, included as Schedule B in Exhibit 4.3
4.6	Form of Promissory Note dated August 26, 2015
4.7	Form of Warrant dated August 26, 2015
10.1	Amended and Restated 2008 Stock Option Plan, incorporated by reference to Exhibit 10.1 of our Form 10-Q for the period ended May 31, 2011 filed with the SEC on July 15, 2011.
10.2	Lease, incorporated by reference to Exhibit 10.2 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.3	Form of Class A Warrant, incorporated by reference to Exhibit 10.3 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.4	Form of Class B Warrant, incorporated by reference to Exhibit 10.4 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.5	Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.5 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
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
10.28
Severance, Waiver and Release Agreement between the Company and Anthony Garcia dated September 14, 2012, incorporated by reference to Exhibit 10.28 of the Company’s Form 10-K filed with the SEC on November 15, 2012

10.29
Supplemental Agreement between the Company and Christopher Mathers dated September 26, 2012, incorporated by reference to Exhibit 10.29 of the Company’s Form 10-K filed with the SEC on November 15, 2012

10.30
Consulting Agreement between the Company and Chemetals, Inc., dated January 22, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2013

10.31
Lease Agreement between the Company and Southwest Range & Wildlife Foundation, Inc., dated March 6, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2013

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
(2)
Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i)  Statements of Income/(Loss) and Comprehensive Income/(Loss) for the year ended August 31, 2015 and 2014, (ii)  Balance Sheets at August 31, 2015 and 2014, (iii)  Statements of Cash Flows for the year ended August 31, 2015 and 2014, and (iv) Notes to  Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS RARE EARTH RESOURCES CORP.

/s/ Daniel E Gorski
Daniel E Gorski, duly authorized officer
and Principal Executive Officer

DATED:  November 30, 2015

/s/ Mike McDonald
Mike McDonald, Principal Financial and Accounting Officer

DATED:  November 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Daniel E Gorski Daniel E Gorski	Chief Executive Officer, Principal Executive Officer and Director	November 30, 2015

/s/ Mike McDonald Mike McDonald	Chief Financial Officer and Principal Financial and Accounting Officer	November 30, 2015

/s/ Anthony Marchese Anthony Marchese	Chairman of the Board	November 30, 2015

/s/ Cecil C Wall Cecil C Wall	Director	November 30, 2015

/s/ Nicholas Pingitore Nicholas Pingitore	Director	November 30, 2015

/s/ James R Wolfe James R Wolfe	Director	November 30, 2015

/s/ Laura Lynch Laura Lynch	Director	November 30, 2015
/s/ Jack Lifton Jack Lifton	Director	November 30, 2015