Form 10-Q
period 2015-11-30
Texas Rare Earth Resources Corp.
filed 2016-01-14
CIK 1445942

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2015
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Number of shares of issuer’s common stock outstanding at January 11, 2016:  45,115,516

Texas Rare Earth Resources Corp
BALANCE SHEETS (Unaudited)

	November 30, 2015	August 31,2015

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$563,267	$2,938
Prepaid expenses and other current assets	35,841	27,420
Total current assets	599,108	30,358

Property and equipment, net	39,171	47,352
Mineral properties	1,753,447	1,738,447
Deposits	29,710	29,710

TOTAL ASSETS	$2,421,436	$1,845,867

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$244,134	$127,172
Accounts payable - related party	242,296	111,064
Current portion of note payable	370,845	370,845
Total current liabilities	857,275	609,081
Note payable - net of current portion and discount	-	-
Total liabilities	857,275	609,081

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of November 30, 2015 and
August 31, 2015, respectively	-	-
Common stock, par value $0.01; 100,000,000 shares authorized,
41,368,015 and 41,368,015 shares issued and outstanding as of
November 30, 2015 and August 31, 2015, respectively	413,681	413,681
Additional paid-in capital	32,715,902	32,106,023
Accumulated deficit	(31,565,422)	(31,282,918)
Total shareholders' equity	1,564,161	1,236,786

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,421,436	$1,845,867

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended November 30,
	2015	2014

OPERATING EXPENSES
Exploration costs	$4,848	$66,074
General and administrative expenses	273,308	307,719

Total operating expenses	278,156	373,793

LOSS FROM OPERATIONS	(278,156)	(373,793)

OTHER INCOME (EXPENSE)
Interest and other income	55	206
Interest and other expense	(4,403)	(3,750)
Total other income (expense)	(4,348)	(3,544)

NET LOSS	$(282,504)	$(377,337)

Net loss per share:
Basic and diluted net loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	41,368,015	37,036,916

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended November 30
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(282,504)	$(377,337)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	8,181	10,282
Stock based compensation	47,879	47,880
Changes in current assets and liabilities:
Prepaid expenses and other assets	(8,421)	35,251
Accounts payable and accrued expenses	116,962	(30,963)
Accounts payable related party	131,232	-
Net cash provided by (used in) operating activities	13,329	(314,887)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mineral properties	(15,000)	(15,160)
Purchase of fixed assets	-	-
Net cash provided by (used in) investing activities	(15,000)	(15,160)

CASH FLOWS FROM FINANCING ACTIVITIES
Units subscribed	562,000	-
Net cash provided by (used in) financing activities	562,000	-
NET CHANGE IN CASH AND CASH EQUIVALENTS	560,329	(330,047)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,938	387,841
CASH AND CASH EQUIVALENTS, END OF PERIOD	$563,267	$57,794

SUPPLEMENTAL INFORMATION
Interest paid	$4,404	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Texas Rare Earth Resources Corp
Notes to Interim Financial Statements
November 30, 2015
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Texas Rare Earth Resources Corp. (“we”, “us”, “our”, the “Corporation”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read  in conjunction with the audited financial statements and notes thereto contained in our annual report on Form 10-K, for the year ended August 31, 2015, dated November 30, 2015 as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended August 31, 2015 as reported in our annual report on Form 10-K, have been omitted.

The financial statements have been prepared on a going concern basis which assumes the Company will not be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $31,565,422 as of November 30, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and or private placement of common stock.

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

NOTE 3 – NOTE PAYABLE

In relation to the Foundation lease discussed in Note 2 the Company recorded a note payable for an amount for the initial $45,000 due upon signing of lease and the nine (9) future payments due of $45,000 which has been recorded at its present value discounted with an imputed interest rate of 5% for a total note payable of $364,852. As of November 30, 2015 we had not made the third installment that was due in May 2015. Therefore, the entire balance of the note payable has been classified as a current liability.  On December 7, 2015 in connection with our private placement, we entered into a settlement agreement with the Foundation as described below in NOTE 6 – SUBSEQUENT EVENTS.

On August 26, 2015 we issued promissory notes to two individuals for $40,000 each for total loan proceeds of $80,000, due on November 24, 2015 (due on demand upon default), non-interest bearing, and unsecured. As additional consideration for the loan, we issued 80,000 common stock purchase warrants to each individual. The warrants have an exercise price of $0.20 and term of five years. The promissory note has a relative fair value of $56,766 and the warrants has a relative fair value of $23,234 at the date of issuance determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.49% (ii) estimated volatility of 198% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. On December 7, 2015 in connection with our private placement, we entered into a note settlement agreement with these two individuals as described below in NOTE 6 – SUBSEQUENT EVENTS.

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

We have 41,368,015 shares of our common stock outstanding as of November 30, 2015.

During the period ended November 30, 2015 the Company received $562,000 in cash for a private placement. The units were issued on December 7, 2015 as part of the subsequent event as disclosed in NOTE 6 – SUBSEQUENT EVENTS.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company had accounts payable to related parties in the amount of $242,296 at November 30, 2015.

The Company rents office space on a month to month basis of $1,600 from a director.  This space is currently subleased to a tenant.

NOTE 6 – SUBSEQUENT EVENTS

On December 7, 2015, we closed a private placement (the “Offering”) of the Company’s units (the “Units”) with 12 accredited investors (each a “Subscriber” and collectively, the “Subscribers”) for aggregate gross proceeds to the Company of approximately $659,500.   Each Unit issued in the Offering consists of: (i) one share of common stock of the Company, par value $0.01 per share (each a “Common Share”) and (ii) two common stock purchase warrants (each a “Warrant”).  Each Warrant entitles the holder thereof to purchase one Common Share (each a “Warrant Share”) at a price of $0.35 per Warrant Share until December 7, 2020.

In connection with the Offering, we entered into Subscription Agreements (collectively, the “Subscription Agreements”) by and between us and each Subscriber in which we issued to the Subscribers an aggregate of 3,297,500 Units at a per Unit purchase price of $0.20.  Pursuant to the Subscription Agreement, we agreed to use our reasonable commercial efforts to prepare and file with the United States Securities and Exchange Commission within sixty (60) calendar days from the closing of the Offering a registration statement to cover the resale, from time to time, of the Common Shares and the Warrant Shares issuable upon the exercise of the Warrants.

The sale and issuance of the Units, the Common Shares, the Warrants and the Warrant Shares issuable upon the conversion or exercise therein were issued or will be issued pursuant to the exemption from registration under the U.S. Securities Act of 1933, as amended, in reliance on Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering, in which the investors are accredited and have acquired the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.  Such securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Note Settlement Agreements

In connection with our offering of Units, on December 7, 2015, we entered into two separate note settlement agreements with Leo E Mindel Non-GST Exempt Family Trust and Sunny Mindel (collectively, the “Holders”), respectively (the “Note Settlement Agreements”).  Pursuant to the Note Settlement Agreements, each Holder agreed that in exchange for each $40,000 principal amount unsecured note of the Company due November 24, 2015 (each a “Note”) held by each Holder, that each Holder would reinvest the amounts due and payable under the Notes into the Offering and the amounts due and payable thereunder would be settled by issuing Units.  In connection with the Offering and the Note Settlement Agreements, we issued 200,000 Units to each Holder for the exchange and cancellation of each Note and the amounts due and payable thereunder held by each Holder.

Settlement Agreement

In connection with the offering of Units, on December 7, 2015, we entered into a settlement agreement (the “Settlement Agreement”) with Southwest Range & Wildlife Foundation (“Southwest”). On March 3, 2013, we entered into a lease assignment agreement (the “Lease Agreement”) pursuant to which Southwest assigned to the Company its surface lease covering property located in Hudspeth County, Texas in exchange for the Company agreeing, in part, to pay Southwest ten (10) payments of $45,000 each, payable on June 1 each year beginning June 1, 2013 .  The Company has not yet paid the $45,000 payment due and payable to Southwest on June 1, 2015.  Pursuant to the Settlement Agreement, Southwest agreed to invest $10,000 of the amounts due and payable under the Lease Agreement into Units issued the Offering.  In connection with the Settlement Agreement, we issued 50,000 Units to Southwest in exchange for the investment of $10,000 of the amounts due and payable under the Lease Agreement into Units issued in the Offering.

Incentive Stock Options

On January 8, 2016, the Compensation Committee awarded incentive stock options to members of the board to purchase shares of the Company’s common stock ranging from 5,000 to 250,000 shares at a price of $0.20 per share.  These shares will be valued in the second quarter of this fiscal year using the Black-Scholes valuation model.  The Committee also repriced all outstanding management and Board of Director stock options to $0.20 per share.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”). Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.  Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.  Forward-looking statements in this Quarterly Report on Form 10-Q, include, but are not limited to:

·	the progress, potential and uncertainties of our 2015-2016 rare-earth exploration plans at our Round Top project in Hudspeth County, Texas (the “Round Top Project”);
·	timing for a completed feasibility study for our Round Top Project;
·	the success of getting the necessary permits for future drill programs and future project development;
·	expectations regarding our ability to raise capital and to continue our exploration plans on our properties;
·	plans regarding anticipated expenditures at the Round Top Project; and
·	plans outlined under the section heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Plan of Operation”.

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2015, filed with the SEC on November 30, 2015. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.  We qualify all the forward-looking statements contained in this Quarterly Report by the foregoing cautionary statements.

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

In late 2014, we addressed and completed the ion exchange purification of the pregnant leach solution part of Stage 1 as outlined in our Annual Report on Form 10-K. as filed on November 30, 2015.  This was to demonstrate process to remove the rare earth elements from an impure, relatively high flow rate pregnant leach solution (LLS) and produce a solution with a high concentration of rare earth, low impurities and low flow rate feedstock to be fed to the final element separation plant. As announced on December 9, 2014, we have, at bench scale, employing ion exchange been able to process a low grade solution containing approximately 30 to 1 impurities over rare earth elements and produce a feed stock solution with approximately .5 to 1 impurities to rare earth elements.

Our Stage 1 bench scale testing to produce separate high purity individual rare earth elements is in progress at this time.

This will be followed by Stage 2 which will be pilot plant scale testing to define the operating parameters, capital costs and operating cost of the removal of the rare earth from the pls and the process to produce the high purity separated rare earth products for sale. Stage 2 will also design the process to separate and purify such by-product and potential by-products as uranium and thorium. Stage 3 will be the engineering and design work necessary to bring the processing plant to full feasibility with completed engineering, design, tables of organization and equipment and the required permitting and regulatory approvals.

Following our recent financing in December 2015, we are advancing Stage 2 however we currently do not have sufficient funds to complete Stage 2 pilot plant scale testing and will need to raise additional financing to fund our ongoing operations and future exploration activities.  See “Liquidity and Capital Resources” below.

See “Properties – Current and Planned Metallurgical Activities” in our Annual Report as filed with the SEC on November 30, 2015 for a more detailed description of our current work activities and budget for the Round Top Project.

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

Amended Reetech Agreements

On October 18, 2015, Texas Rare Earth Resources Corp. (“TRER”) entered into an amendment agreement (the “Amendment”), effective August 27, 2015, with K-Technologies, Inc. (“K-Tech”), regarding certain amendments to the limited liability company agreement (the “Agreement”) for Reetech, LLC (“Reetech”), TRER’s joint-venture with K-Tech for the purposes of developing, refining and marketing K-Tech’s Continuous Ion Exchange (“CIX”) and Continuous Ion Chromatography (“CIC”) technology as it applies to the extraction of rare earth elements from native ores and other related products of value (the “Technology”).  Concurrently with the execution of the Amendment, TRER, K-Tech and Reetech entered into amendments to the two licenses which are referenced in the Agreement, one between K-Tech and Reetech, licensing the Technology to Reetech (the “Amended Reetech License”), and one between Reetech and TRER, regarding the future licensing of the Technology to TRER (the “Amended TRER License”).

Pursuant to the Amendment, K-Tech has agreed to amend the Agreement to change the conditions upon which TRER may earn its 49.9% membership percentage interest in Reetech through special capital contributions.  Principally, before the Amendment, TRER could only earn additional membership percentage interests through cash expenditures to advance the development of the Technology upon the occurrence of certain milestones as set forth in the Agreement.  The Amendment provides that TRER may now earn additional membership percentage interests in Reetech, up to the maximum percentage interest of 49.9%, through both (i) the cash contributions towards development of the Technology upon the occurrence of certain development milestones (same as in the Agreement prior to Amendment) and (ii) by TRER being the procuring cause of third-party business for Reetech, in which case TRER will be credited with capital contributions on a dollar-for-dollar basis for the revenue generated by such third-party business.  To be the “procuring cause” of business, Reetech and the third-party business client must have been brought together and the third-party business client must have become a client of Reetech as the result of the continuous efforts of TRER. Upon the receipt of either (i) any additional cash contribution from TRER upon reaching each milestone or (ii) revenue generated from third-party businesses of which TRER was the procuring cause, Reetech shall automatically adjust the units of Reetech owned by TRER by amending Schedule A of the Agreement such that TRER owns a percentage ownership in the units that is calculated as the sum of the amounts of (i) capital contributed to Reetech to that point by TRER, and (ii) revenue generated from third-party business procured by TRER, up to a maximum aggregate total of $7.0 million, divided by $7.0 million and then multiplied by 0.499. TRER continues to have no obligation to make any additional cash contributions to Reetech pursuant to the Agreement if Phase 1 milestones as set forth in the Agreement are not met to TRER’s satisfaction.

In consideration of the expansion of TRER’s right to earn additional membership percentage interests in Reetech, TRER and K-Tech have further amended the Agreement to provide the following:

•           Whereas the Agreement currently contemplates that the three managers of Reetech shall be appointed one by K-Tech, one by TRER and one by mutual agreement, the Amendment provides that until such time as TRER has been credited with the cumulative contribution to Reetech of either (i) $2.0 million in capital contributions made by TRER, (ii) $3.5 million in collected revenue from third-party business clients of which TRER was the procuring cause (as defined in the Amendment), or (iii) a combination of (i) and (ii) that total $3.5 million, one manager shall be appointed by TRER and the remaining two managers shall be appointed by K-Tech. Following such contribution conditions being met, the Agreement will revert back to its original manager appointment provisions.

•           The Agreement has been amended to provide that until such time as TRER shall have earned its 49.9% interest in Reetech, K-Tech shall supervise the business of Reetech and K-Tech shall be the sole recipient of any profits realized from the business of Reetech.

•           The Agreement has been amended to add a definition of “Rare Earths”, define “Third-Party JV Business” as business conducted for Reetech for or on behalf of a person or entity that is not K-Tech or TRER, and change the definition of “Field of Use” and “JV Business” relating to the agreed business scope of Reetech to be limited to: the primary extraction/impurity rejection; group separation of Rare Earths; and further separation and purification for the production of individual purified Rare Earths or mixed purified Rare Earths oxides or carbonates, as well as other products of value, including but not limited to any type of species of value derived from Rare Earths mining and/or beneficiation operations that are generally subjected to acid, alkali, or alkaline leaching.

 Liquidity and Capital Resources

As of November 30, 2015, we had a working capital deficit of approximately $258,000 and a cash balance of approximately $563,000. We will need to raise additional funding to implement our business strategy

Our management believes that based on our current working capital, we will be able to continue operations only through the first half of calendar year 2016 without raising additional capital. During our fiscal year ending August 31, 2016, we plan to minimize spending for metallurgical testing and flow sheer development, additional geologic and resource modeling and compliance costs associated with state governmental agencies and appropriate staff and consulting expenses until such time we raise additional capital or secure a strategic partner. The timing of these expenditures is dependent upon a number of factors, including the availability of third party contractors.

During the current fiscal year ending August 31, 2016, we plan to complete Stage 1of our metallurgical activities as discussed in the section heading “ITEM 2. PROPERTIES” of our Annual Report on Form 10-K as filed with the SEC on November 30, 2015.  Our budget for the metallurgical component of Stage 1 activity is approximately $241,000.  To date we have expended approximately $134,000 of the budgeted amount on the Stage 1 metallurgical activities.  Stage 1 is not yet complete.

As of November 30, 2015, we had not paid the third installment of our surface lease in the amount of $45,000 to the Southwest Wildlife Foundation. As a result the full amount of the note payable has been classified as currently due. Pursuant to a Settlement Agreement with the Foundation on December 7, 2015, the Foundation agreed to invest $10,000 of the amounts due and payable under the Lease Agreement into Units issued the Offering.  In connection with the Settlement Agreement, we issued 50,000 Units to Southwest in exchange for the investment of $10,000 of the amounts due and payable under the Lease Agreement into Units issued in the Offering.

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

Results of Operations

Three months ended November 30, 2015 and November 30, 2014

General & Revenue

We had no operating revenues during the three months ended November 30, 2015 and November 30, 2014.  We are not currently profitable.  As a result of ongoing operating losses, we had an accumulated deficit of approximately $31.6 million as of November 30, 2015.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the three months ended November 30, 2015 and November 30, 2014, in the amount of approximately $5,000 and $66,000, respectively.  Expenditures for the three months ended November 30, 2015 and November 30, 2014 were primarily for metallurgical testing and related laboratory fees for our Round Top project.

Our general and administrative expenses for the three months ended November 30, 2015 and November 30, 2014, respectively, were approximately $273,000 and $308,000.  For the three months ended November 30, 2015, this amount included approximately $48,000 in stock-based compensation to directors and consultants.  The remaining expenditures totaling approximately $225,000 were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.  Our general and administrative expenses for the three months ended November 30, 2014 included approximately $48,000 in stock-based compensation to directors and consultants.  The remaining expenditures totaling approximately $260,000 were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

We had losses from operations for the three months ended November 30, 2015 and November 30, 2014 totaling approximately $278,000 and $374,000, respectively, and net losses for the three months ended November 30, 2015 and November 30, 2014 totaling approximately $283,000 and $377,000, respectively.  We accrued interest for the three months ended November 30, 2015 and November 30, 2014 totaling approximately $4,000 and $4,000, respectively. We accrued interest and other income of $55 and $206, respectively.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital resources.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended August 31, 2015 as filed with the SEC on November 30, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as set forth below, all unregistered sales of equity securities during the period covered by this Quarterly Report were previously disclosed in our current reports on Form 8-K or quarterly reports on Form 10-Q.

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (C)
September 30, 2015	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
October 31, 2015	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
November 30, 2015	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)

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

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit Number	Description

2.1	Plan of Conversion, dated August 24, 2012, incorporated by reference to Exhibit 2.1 of our Form 8-K filed with the SEC on August 29, 2012.
3.1	Delaware Certificate of Conversion, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on August 29, 2012.
3.2	Delaware Certificate of Incorporation, incorporated by reference to Exhibit 3.2 of our Form 8-K filed with the SEC on August 29, 2012.
3.3	Delaware Bylaws, incorporated by reference to Exhibit 3.3 of our Form 8-K filed with the SEC on August 29, 2012.
4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
4.2	Form of Rights Certificate, incorporated by reference to Exhibit 4.2 of our Form S-1/A filed with the SEC on December 10, 2014.
4.3	Form of Warrant Indenture, incorporated by reference to Exhibit 4.3 of our Form S-1/A filed with the SEC on December 10, 2014.
4.4	Form of Class A Warrant, included as Schedule A in Exhibit 4.3
4.5	Form of Class B Warrant, included as Schedule B in Exhibit 4.3
10.1	Amendment Number One to the Reetech Operating Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on November 30, 2015
10.2	Amendment Number One to the Reetech License, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed with the Commission on November 30, 2015
10.3	Amendment Number One to the TRER License, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K as filed with the Commission on November 30, 2015
31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2 (1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1(1)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension — Schema
101.CAL(1)	XBRL Taxonomy Extension — Calculations
101.DEF(1)	XBRL Taxonomy Extension — Definitions
101.LAB(1)	XBRL Taxonomy Extension — Labels
101.PRE(1)	XBRL Taxonomy Extension — Presentations

(1)	Submitted Electronically Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS RARE EARTH RESOURCES CORP.

Date: January 14, 2016

/s/ Daniel E. Gorski
Daniel E. Gorski, duly authorized officer
Chief Executive Officer and Principal Executive Officer

Date: January 14, 2016

/s/ G. Mike McDonald
G. Mike McDonald, Chief Financial Officer and Principal Financial and Accounting Officer