Form 10-Q
period 2016-02-29
Texas Mineral Resources Corp.
filed 2016-04-14
CIK 1445942

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 000-53482

TEXAS MINERAL RESOURCES CORP
(Exact Name of Registrant as Specified in its Charter)

Delaware	87-0294969
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

539 West El Paso Street
Sierra Blanca, Texas	79851
(Address of Principal Executive Offices)	(Zip Code)

(915) 369-2133
(Registrant’s Telephone Number, including Area Code)

TEXAS RARE EARTH RESOURCES CORP.
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

Number of shares of issuer’s common stock outstanding at April 11, 2016: 44,665,516

TEXAS MINERAL RESOURCES CORP

(Formerly Texas Rare Earth Resources Corp)

BALANCE SHEETS

(unaudited)

	February 29, 2016	August 31, 2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$154,632	$2,938
Prepaid expenses and other current assets	29,025	27,420
Total current assets	183,657	30,358

Property and equipment, net	28,097	47,352
Mineral properties	1,753,447	1,738,447
Deposits	29,710	29,710

TOTAL ASSETS	$1,994,911	$1,845,867

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$158,238	$127,172
Accounts payable - related party	214,044	111,064
Current portion of note payable	31,980	370,845
Total current liabilities	404,262	609,081
Note payable - net of current portion and discount	228,406	—
Total liabilities	632,668	609,081

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of February 29, 2016 and August 31, 2015, respectively	—	—
Common stock, par value $0.01; 100,000,000 shares authorized, 44,665,516 and 41,368,015 shares issued and outstanding as of February 29, 2016 and August 31, 2015, respectively	446,655	413,681
Additional paid-in capital	32,867,380	32,106,023
Subscription receivable	(7,500)	—
Accumulated deficit	(31,944,292)	(31,282,918)
Total shareholders’ equity	1,362,243	1,236,786

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,994,911	$1,845,867

The accompanying notes are an integral part of these financial statements.

3

TEXAS MINERAL RESOURCES CORP

(Formerly Texas Rare Earth Resources Corp)

UNAUDITED STATEMENTS OF OPERATIONS

	Six Months Ended		Three Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015

OPERATING EXPENSES
Exploration costs	$44,311	$587,957	$39,463	$521,883
General and administrative expenses	616,865	929,305	343,557	621,586

Total operating expenses	661,176	1,517,262	383,020	1,143,469

LOSS FROM OPERATIONS	(661,176)	(1,517,262)	(383,020)	(1,143,469)

OTHER INCOME (EXPENSE)
Interest and other income	6,061	503	6,006	297
Interest and other expense	(6,259)	(7,500)	(1,856)	(3,750)
Total other income (expense)	(198)	(6,997)	4,150	(3,453)

NET LOSS	$(661,374)	$(1,524,259)	$(378,870)	$(1,146,922)

Net loss per share:
Basic and diluted net loss per share	$(0.02)	$(0.04)	$(0.01)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	42,889,939	37,934,388	44,411,862	38,852,027

The accompanying notes are an integral part of these financial statements.

4

TEXAS MINERAL RESOURCES CORP

(Formerly Texas Rare Earth Resources Corp)

UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended
	February 29, 2016	February 28, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(661,374)	$(1,524,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	15,174	19,250
Gain on sale of asset	(5,697)	—
Stock based compensation	134,830	362,952
Changes in current assets and liabilities:
Prepaid expenses and other assets	(1,605)	58,852
Accounts payable and accrued expenses	41,067	230,627
Accounts payable related party	102,981	32,444
Net cash used in operating activities	(374,624)	(820,134)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	9,777	—
Investment in mineral properties	(15,000)	(20,160)
Net cash used in investing activities	(5,223)	(20,160)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash from sale of common stock	562,000	939,901
Payment on lease note payable	(30,459)	—
Net cash provided by (used in) financing activities	531,541	939,901
NET CHANGE IN CASH AND CASH EQUIVALENTS	151,694	99,607
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,938	387,841
CASH AND CASH EQUIVALENTS, END OF PERIOD	$154,632	$487,448

SUPPLEMENTAL INFORMATION
Interest paid	$—	$—
Taxes paid	$—	$—

NON-CASH TRANSACTIONS
Subscription receivable	$7,500	$—
Conversion of notes payable and accrued interest to units	$90,000	$—

The accompanying notes are an integral part of these financial statements.

5

Texas Mineral Resources Corp

(Formerly Texas Rare Earth Resources Corp)

Notes to Interim Financial Statements

February 29, 2016

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Texas Mineral Resources Corp. (“we”, “us”, “our”, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our annual report on Form 10-K, for the year ended August 31, 2015, dated November 30, 2015 as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended August 31, 2015 as reported in our annual report on Form 10-K, have been omitted.

The financial statements have been prepared on a going concern basis which assumes the Company will not be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $31,944,292 as of February 29, 2016 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and or private placement of common stock.

On March 14, 2016, the Company filed a Certificate of Amendment with the Secretary of State of the State of Delaware to amend its Certificate of Incorporation to change the name of the Company from “Texas Rare Earth Resources Corp” to “Texas Mineral Resources Corp”. The amendment shall be effective at 9:00 am EST on March 21, 2016. The Certificate of Amendment did not make any other amendments to the Company’s Certificate of Incorporation.

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

October 2014 Surface Option

In October 2014, we executed an agreement with the Texas General Land Office securing the option to purchase the surface rights covering the potential Round Top project mine and plant areas, and separately a lease to develop the water necessary for the potential Round Top project mine operations.

The option to purchase the surface rights covers approximately 5,670 acres over the mining lease and the additional acreage adequate to site all potential heap leaching and processing operations as currently anticipated by the Company. We may exercise the option for all or part of the option acreage at any time during the sixteen year primary term of the mineral lease. The option can be kept current by an annual payment of $10,000, which was paid during the six months ended February 29, 2016. The purchase price will be the appraised value of the surface at the time of exercising the option.

The ground water lease secures our right to develop the ground water within a 13,120 acre lease area located approximately 4 miles from the Round Top deposit. The lease area contains five existing water wells. It is anticipated that all potential water needs for the Round Top project mine operations would be satisfied by the existing wells covered by this water lease. This lease has an annual minimum production payment of $5,000 prior to production of water for the operation, which was paid during the six months ended February 29, 2016. After initiation of production we will pay $0.95 per thousand gallons or $20,000 annually, whichever is greater. This lease remains effective as long as the mineral lease is in effect.

NOTE 3 – NOTE PAYABLE

In relation to the Foundation lease discussed in Note 2 the Company recorded a note payable for an amount for the initial $45,000 due upon signing of lease and the nine (9) future payments due of $45,000 which has been recorded at its present value discounted with an imputed interest rate of 5% for a total note payable of $364,852. In connection with the offering of Units, on December 7, 2015, we entered into a settlement agreement with Southwest Range & Wildlife Foundation. Southwest Range agreed to invest $10,000 of the amounts due and payable under the Lease Agreement into Units issued the Offering. In connection with the Settlement Agreement, we issued 50,000 Units to Southwest in exchange for the investment of $10,000 of the amounts due and payable under the Lease Agreement into Units issued in the Offering. The outstanding note payable due is $260,386 as of February 29, 2016.

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

On December 7, 2015, we closed a private placement of the Company’s units with 11 accredited investors for aggregate gross proceeds to the Company of approximately $659,500. Each Unit issued in the Offering consists of: (i) one share of common stock of the Company, par value $0.01 per share and (ii) two common stock purchase warrants. Each Warrant entitles the holder thereof to purchase one Common Share at a price of $0.35 per Warrant Share until December 7, 2020. The common stock have a relative fair value of $224,595 and the warrants have a relative fair value of $434,905 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.59-1.70 (ii) estimated volatility of 191% (iii) dividend yield of 0.00% and (iv) expected life of the options of five years.

In connection with the Offering, we entered into Subscription Agreements by and between us and each Subscriber in which we issued to the Subscribers an aggregate of 3,297,500 Units at a per Unit purchase price of $0.20. Pursuant to the Subscription Agreement, we agreed to use our reasonable commercial efforts to prepare and file with the United States Securities and Exchange Commission within sixty (60) calendar days from the closing of the Offering a registration statement to cover the resale, from time to time, of the Common Shares and the Warrant Shares issuable upon the exercise of the Warrants.

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

From September 2015 through February 2016 the Board approved a total grant of 60,000 options to a consultant to the Company. The options are exercisable at $0.30 per share for a period of five years. All options vest immediately. With respect to these options, the Black-Scholes pricing model was used to estimate the fair value of the 60,000 options issued during the period to this advisor, using the assumptions of a risk free interest rate of 1.22% to 1.78%, dividend yield of 0%, volatility of 421% to 427%, and an expected life of 5 years. These options were expensed immediately in the amount of approximately $11,000.

We have recognized stock compensation expense of $71,192 for 1,425,000 stock options issued in prior year to members of the board. The remaining expense to be recognized is $35,595.

During the six months ended February 29, 2016 the Company recognized $52,500 in stock compensation expense to be issued in common stock for services to a Consultant. The shares have not been issued to date.

We have 44,665,516 shares of our common stock outstanding as of February 29, 2016.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company had accounts payable to related parties in the amount of $214,044 at February 29, 2016.

The Company rents office space on a month to month basis of $1,600 from a director. This space is currently subleased to a tenant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, unless the context requires otherwise, references to “Texas Mineral Resources Corp,” “the Company” “we,” “our” or “us” refer to Texas Mineral Resources Corp. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this quarterly report. This Quarterly Report on Form 10-Q may also contain statistical data and estimates we obtained from industry publications and reports generated by third parties. Although we believe that the publications and reports are reliable, we have not independently verified their data.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”). Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q, include, but are not limited to:

•	the progress, potential and uncertainties of our 2016-2017 rare-earth exploration plans at our Round Top project in Hudspeth County, Texas (the “Round Top Project”);
•	timing for a completed feasibility study for our Round Top Project;
•	the success of getting the necessary permits for future drill programs and future project development;
•	expectations regarding our ability to raise capital and to continue our exploration plans on our properties;
•	plans regarding anticipated expenditures at the Round Top Project; and
•	plans outlined under the section heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Plan of Operation”.

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

On December 23, 2013, we published a revised version of the June 2012 Preliminary Economic Assessment (the “Revised PEA”) on the Round Top Project based on a 20,000 tonne per day heap leach operation using a conventional element separation plant. The mineralized material estimate was recalculated to include uranium, niobium, tantalum and tin. The revised PEA assesses the potential economic viability of the simplified and “scaled down” operation which we believe is a much better fit with the present rare earth market.

On September 8, 2014, we announced that we had completed an internal analysis suggesting that there is a reasonable possibility to adapt a lower volume staged growth approach to development of our Round Top project. The analysis indicated that an operation designed to produce a selected group of separated REE products in the range of 350-450 tonnes per year range, could potentially yield favorable mine economics. The goal of the proposed staged approach would be to increase mining rates if and when our products gained acceptability. The analysis suggested that capital needs in the Revised PEA could be proportionally reduced in relation to the lower volume initial stage. Work evaluating a reduced scale operation continues, however, the current depressed state of rare earth mineral prices has negatively affected the economics of such a downscaled operation.

Bench scale development of continuous ion exchange/continuous ion chromatography has progressed to the point that we are confident that this process is versatile, effective and economically viable for the separation and purification of the rare earth elements. Work continues and, contingent upon arranging the requisite financing, the next phase will be to construct and operate a pilot plant.

Also because of the present state of the rare earth industry, we are placing a high priority on the evaluation of processing and marketing the co-products, lithium, potassium, magnesium, iron and aluminum sulfates.

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

Current Plan of Operations

Continued Work Program on Round Top Project

Metallurgical research done leading to the publication of our Revised PEA of December 2013 has shown the possibility of heap leaching at the Round Top Project. This first step of “dissolving” the REE bearing mineral is the critical factor in the determination to develop REE projects. The type of solvent, its strength and other conditioning necessary to render the elements soluble is, in our opinion, what most affects the ultimate feasibility of a project. TMRC has been able to extract a high percentage of the REE and other elements from the mineralized rock at the Round Top Project, and test work to date also indicates it can be done easily and at projected low operating costs.

In late 2014, we addressed and completed the ion exchange purification of the pregnant leach solution part of Stage 1 as outlined in our Annual Report on Form 10-K as filed on November 30, 2015. This was to demonstrate process to remove the rare earth elements from an impure, relatively high flow rate pregnant leach solution (LLS) and produce a solution with a high concentration of rare earth, low impurities and low flow rate feedstock to be fed to the final element separation plant. As announced on December 9, 2014, we have, at bench scale, employing ion exchange been able to process a low grade solution containing approximately 30 to 1 impurities over rare earth elements and produce a feed stock solution with approximately .5 to 1 impurities to rare earth elements.

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

Following our recent financing in December 2015, we are working on completing Stage 1 and advancing Stage 2 however we currently do not have sufficient funds to complete Stage 2 pilot plant scale testing and will need to raise additional financing to fund our ongoing operations and future exploration activities. See “Liquidity and Capital Resources” below.

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

Exploration Potential of the Round Top Property

Although we have no plans in the next 24 months to conduct more physical exploration, we do believe, as stated in our 2010 presentations, that there are untested exploration targets present. They are:

1.	Uranium-beryllium mineralization at the lower contact of the rhyolite and the underlying sedimentary rock. This class of mineralization was the target of the successful exploration program conducted in the late 1980’s by Cabot Corporation and Cyprus Exploration. It appears to be structurally controlled and associated with a later phase of hydrothermal or gas phase deposition that occurred sometime after the emplacement of the rhyolite. This fluorite-beryllium replacement mineralization in what is termed the West Side Fault under the north side of Round Top was the topic of a 1988 in-house feasibility study by Cyprus Minerals to historical standards (not NI 43-101 compliant under today’s Canadian regulations, not an SEC Industry Guide 7 compliant feasibility study) to produce beryllium. This zone is the location of the intact decline and lateral mine workings developed by Cyprus Minerals in 1988-89. Sampling and analysis by TMRC indicates the presence of uranium mineralization occurring adjacent to and likely associated with these beryllium bearing structures. This “Contact Zone” mineralization is not restricted to Round Top and is present under the Sierra Blanca rhyolite and there is some evidence in drill holes on Little Blanca that this style of mineralization may also be present there.

2.	Uranium-beryllium-rare earth and other rare metals hosted as structurally controlled fluorite replacements in the limestones at depth below the known deposits. Geologic and geochemical conditions are thought to be conducive for the emplacement of replacement type deposits within the same fault zones that hosted the known beryllium-uranium deposits at depth where favorable host limestones are present. We believe that careful compilation and analysis of existing surface geologic mapping and of the drill data may better define these targets.

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

Amended Reetech Agreements

On October 18, 2015, TMRC entered into an amendment agreement, effective August 27, 2015, with K-Technologies, Inc. (“K-Tech”), regarding certain amendments to the limited liability company agreement for Reetech, LLC (“Reetech”), TMTC’s joint-venture with K-Tech for the purposes of developing, refining and marketing K-Tech’s Continuous Ion Exchange and Continuous Ion Chromatography technology as it applies to the extraction of rare earth elements from native ores and other related products of value. Concurrently with the execution of the Amendment, TMRC, K-Tech and Reetech entered into amendments to the two licenses which are referenced in the Agreement, one between K-Tech and Reetech, licensing the Technology to Reetech, and one between Reetech and TMRC, regarding the future licensing of the Technology to TMRC.

Pursuant to the Amendment, K-Tech has agreed to amend the Agreement to change the conditions upon which TMRC may earn its 49.9% membership percentage interest in Reetech through special capital contributions. Principally, before the Amendment, TMRC could only earn additional membership percentage interests through cash expenditures to advance the development of the Technology upon the occurrence of certain milestones as set forth in the Agreement. The Amendment provides that TMRC may now earn additional membership percentage interests in Reetech, up to the maximum percentage interest of 49.9%, through both (i) the cash contributions towards development of the Technology upon the occurrence of certain development milestones (same as in the Agreement prior to Amendment) and (ii) by TMRC being the procuring cause of third-party business for Reetech, in which case TMRC will be credited with capital contributions on a dollar-for-dollar basis for the revenue generated by such third-party business. To be the “procuring cause” of business, Reetech and the third-party business client must have been brought together and the third-party business client must have become a client of Reetech as the result of the continuous efforts of TMRC. Upon the receipt of either (i) any additional cash contribution from TMRC upon reaching each milestone or (ii) revenue generated from third-party businesses of which TMRC was the procuring cause, Reetech shall automatically adjust the units of Reetech owned by TMRC by amending Schedule A of the Agreement such that TMRC owns a percentage ownership in the units that is calculated as the sum of the amounts of (i) capital contributed to Reetech to that point by TMRC, and (ii) revenue generated from third-party business procured by TMRC, up to a maximum aggregate total of $7.0 million, divided by $7.0 million and then multiplied by 0.499. TMRC continues to have no obligation to make any additional cash contributions to Reetech pursuant to the Agreement if Phase 1 milestones as set forth in the Agreement are not met to TMRC’s satisfaction.

In consideration of the expansion of TMRC’s right to earn additional membership percentage interests in Reetech, TMRC and K-Tech have further amended the Agreement to provide the following:

•            Whereas the Agreement currently contemplates that the three managers of Reetech shall be appointed one by K-Tech, one by TMRC and one by mutual agreement, the Amendment provides that until such time as TMRC has been credited with the cumulative contribution to Reetech of either (i) $2.0 million in capital contributions made by TMRC, (ii) $3.5 million in collected revenue from third-party business clients of which TMRC was the procuring cause (as defined in the Amendment), or (iii) a combination of (i) and (ii) that total $3.5 million, one manager shall be appointed by TMRC and the remaining two managers shall be appointed by K-Tech. Following such contribution conditions being met, the Agreement will revert back to its original manager appointment provisions.

•            The Agreement has been amended to provide that until such time as TMRC shall have earned its 49.9% interest in Reetech, K-Tech shall supervise the business of Reetech and K-Tech shall be the sole recipient of any profits realized from the business of Reetech.

•            The Agreement has been amended to add a definition of “Rare Earths”, define “Third-Party JV Business” as business conducted for Reetech for or on behalf of a person or entity that is not K-Tech or TMRC, and change the definition of “Field of Use” and “JV Business” relating to the agreed business scope of Reetech to be limited to: the primary extraction/impurity rejection; group separation of Rare Earths; and further separation and purification for the production of individual purified Rare Earths or mixed purified Rare Earths oxides or carbonates, as well as other products of value, including but not limited to any type of species of value derived from Rare Earths mining and/or beneficiation operations that are generally subjected to acid, alkali, or alkaline leaching.

Recent Corporate Developments

Annual Meeting of Stockholders

On February 24, 2016, we held our annual general meeting of stockholders at the offices Sanders-Wingo Advertising, 201 North Kansas, 9th Floor Conference Room, El Paso, Texas 79901at 9:30 a.m. local time. Stockholders representing 26,838,362 shares or 60.16% of the shares of common stock authorized to vote (44,606,691) were present in person or by proxy, representing a quorum for the purposes of the annual general meeting. The complete results of our annual meeting were filed on a Current Report on Form 8-K on March 1, 2016.

On February 24, 2016, in connection with the appointment of Mr. Wm. Chris Mathers as the Chief Financial Officer of the Company, Mr. G. Mike McDonald retired as Chief Financial Officer of the Company.

On February 29, 2016, Mr. Jack Lifton resigned from the Board of Directors of Texas Mineral Resources Corp. for personal reasons. Mr. Lifton’s resignation was not the result of any disagreement with the Company regarding the Company’s operations, policies or practices. The Company would like to thank Mr. Lifton for his service.

Name Change

On March 21, 2016, we changed our name from “Texas Rare Earth Resources Corp.” to “Texas Mineral Resources Corp.”. In connection with the name change we filed a certificate of amendment to our certificate of incorporation with the Secretary of State of the State of Delaware. Management believes the name change reflects thte broadening of the Company’s strategic focus on other minerals in addition to rare earth minerals, inlcuding lithium, potassium, magnesium, iron and aluminum sulfates.

Liquidity and Capital Resources

As of February 29, 2016, we had a working capital deficit of approximately $221,000 and a cash balance of approximately $155,000. We will need to raise additional funding to implement our business strategy

Our management believes that based on our current working capital, we will be able to continue operations only through the first several months of calendar year 2016 without raising additional capital. During our fiscal year ending August 31, 2016, we plan to minimize spending for metallurgical testing and flow sheer development, additional geologic and resource modeling and compliance costs associated with state governmental agencies and appropriate staff and consulting expenses until such time we raise additional capital or secure a strategic partner. The timing of these expenditures is dependent upon a number of factors, including the availability of third party contractors.

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

Results of Operations

Six months ended February 29, 2016 and February 28, 2015

General & Revenue

We had no operating revenues during the six months ended February 29, 2016 and February 28, 2015. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $31.9 million as of February 29, 2016.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the six months ended February 29, 2016 and February 28, 2015, in the amount of approximately $134,000 and $588,000, respectively. The amount of exploration expense for February 29, 2016 was offset by a grant in the amount of $90,000. Thus, the amount of net exploration expenses recorded on the six months ended February 29, 2016 unaudited statement of operations totaled $44,000. Expenditures for the six months ended February 29, 2016 and February 28, 2015 were primarily for metallurgical testing and related laboratory fees for our Round Top project.

Our general and administrative expenses for the six months ended February 29, 2016 and February 28, 2015, respectively, were approximately $617,000 and $929,000. For the six months ended February 29, 2016, this amount included approximately $135,000 in stock-based compensation to directors and consultants. The remaining expenditures totaling approximately $482,000 were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

For the six months ended February 28, 2015, our general and administrative expenses included approximately $363,000 in stock-based compensation to directors and consultants. The remaining expenditures totaling approximately $566,000 were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

We had losses from operations for the six months ended February 29, 2016 and February 28, 2015 totaling approximately $661,000 and $1,517,000, respectively, and net losses for the six months ended February 29, 2016 and February 28, 2015 totaling approximately $661,000 and $1,524,000, respectively.

Three months ended February 29, 2016 and February 28, 2015

General & Revenue

We had no operating revenues during the three months ended February 29, 2016 and February 28, 2015. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $31.9 million as of February 29, 2016.

We incurred exploration costs for the three months ended February 29, 2016 and February 28, 2015, in the amount of approximately $84,000 and $522,000, respectively. The amount of exploration expense for February 29, 2016 was offset by a grant in the amount of $45,000. Thus, the amount of net exploration expenses recorded on the three months February 29, 2016 unaudited statement of operations totaled $39,000. Expenditures for the three months ended February 29, 2016 and February 28, 2015 were primarily for metallurgical testing and related laboratory fees for our Round Top project.

Our general and administrative expenses for the three months ended February 29, 2016 and February 28, 215 were approximately $344,000 and $622,000. For the three months ended February 29, 2016, this amount included approximately $87,000 in stock-based compensation to directors and consultants. The remaining expenditures totaling approximately $257,000 were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

Our general and administrative expenses for the three months ended February 28, 2015 were approximately $622,000. This amount included approximately $315,000 in stock-based compensation to directors and consultants. The remaining expenditures totaling approximately $307,000 were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

We had losses from operations for the three months ended February 29, 2016 and February 28, 2015 totaling approximately $383,000 and $1,143,000, respectively, and net losses for the three months ended February 29, 2016 and February 28, 2015 totaling approximately $379,000 and $1,147,000, respectively.

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

Management determined that our disclosure controls and procedures were not effective during the period covered by this report because during the period the Company held its annual meeting of stockholders on February 24, 2016, but failed to include in its proxy statement for the meeting prepared under Regulation 14A of the Securites Exchange Act of 1934, as amended (the “Exchange Act”), an advisory vote to approve the compensation of our named executive officers as was required under Rule 14a-21(a) under the Exchange Act. The omission was inadvertent and the Company intends to include the advisory vote to approve the compensation of its named executive officers in its proxy statement under Regulation 14A for its next annual meeting of stockholders to be held in early 2017. The Company is implementing additional internal procedures, to ensure that all requirements, including the requirements of Rule 14a-21, are met in future filings.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended August 31, 2015 as filed with the SEC on November 30, 2015.

We have not sought an advisory stockholder vote to approve the compensation of our named executive officers.

Rule 14a-21 under the Exchange Act requires us to seek a separate stockholder advisory vote at our annual meeting at which directors are elected to approve the compensation of our named executive officers, not less frequently than once every three years (say-on-pay vote). At our annual meeting in February of 2016, we did not submit to our stockholders a say-on-pay vote to approve an advisory resolution regarding our compensation program for our named executive officers. Consequently, the Board of Directors has not considered the outcome of our say-on-pay vote results when determining future compensation policies and pay levels for our named executive officers. At our 2017 annual meeting of stockholders, we will be asking our stockholders to vote on a proposal to approve an advisory resolution regarding our compensation program for our named executive officers. Following such annual meeting, the Board of Directors will consider the outcome of our say-on-pay vote results when determining future compensation policies and pay levels for our named executive officers, and will report on the results of the say-on-pay vote as required by applicable SEC rules. In our quarterly report on Form 10-Q for the quarter ended February 29, 2016, we disclosed that our disclosure controls and procedures did not lead to our identification of the requirement to provide this advisory say-on-pay vote, and we are adjusting our disclosure controls and procedures processes accordingly.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as set forth below, all unregistered sales of equity securities during the period covered by this Quarterly Report were previously disclosed in our current reports on Form 8-K or quarterly reports on Form 10-Q.

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (B)
December 2015	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
January 2016	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
February 2016	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)

(A)	Common Stock Purchase Options were issued pursuant to a consulting agreement. Options vested immediately. Each option is exercisable for a 5 year term at an exercise price of $0.30. The options were issued outside of the Company’s 2008 Stock Incentive Plan.

(B)	With respect to sales designated by “Sec. 4(a)(2),” these shares were issued pursuant to the exemption from registration contained in to Section 4(a)(2) of the Securities Act as privately negotiated, isolated, non-recurring transactions not involving any public offer or solicitation. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

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

Item 5. Other Information

None.

Exhibit Number	Description

2.1	Plan of Conversion, dated August 24, 2012, incorporated by reference to Exhibit 2.1 of our Form 8-K filed with the SEC on August 29, 2012.
3.1	Delaware Certificate of Conversion, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on August 29, 2012.
3.2	Delaware Certificate of Incorporation, incorporated by reference to Exhibit 3.2 of our Form 8-K filed with the SEC on August 29, 2012.
3.3	Delaware Bylaws, incorporated by reference to Exhibit 3.3 of our Form 8-K filed with the SEC on August 29, 2012.
3.4	Certificate of Amendment to the Company’s Ceritifcate of Incorporation, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on March 18, 2016.
4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
4.2	Form of Rights Certificate, incorporated by reference to Exhibit 4.2 of our Form S-1/A filed with the SEC on December 10, 2014.
4.3	Form of Warrant Indenture, incorporated by reference to Exhibit 4.3 of our Form S-1/A filed with the SEC on December 10, 2014.
4.4	Form of Class A Warrant, included as Schedule A in Exhibit 4.3
4.5	Form of Class B Warrant, included as Schedule B in Exhibit 4.3
4.6	Form of Private Placement Warrant, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K as filed with the Commission on December 11, 2015
10.1	Note Settlement Agreement, dated December 4, 2015, by and between the Company and Leo E Mindel Non-GST Exempt Family TrustNote , incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on December 11, 2015
10.2	Note Settlement Agreement, dated December 4, 2015, by and between the Company and Sunny Mindel, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed with the Commission on December 11, 2015
31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1(1)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension — Schema
101.CAL(1)	XBRL Taxonomy Extension — Calculations
101.DEF(1)	XBRL Taxonomy Extension — Definitions
101.LAB(1)	XBRL Taxonomy Extension — Labels
101.PRE(1)	XBRL Taxonomy Extension — Presentations

(1)	Submitted Electronically Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS MINERAL RESOURCES CORP.

Date: April 14, 2016

/s/ Daniel E. Gorski
Daniel E. Gorski, duly authorized officer
Chief Executive Officer and Principal Executive Officer

Date: April 14, 2016

/s/ Wm Chris Mathers
Wm Chris Mathers, Chief Financial Officer and
Principal Financial and Accounting Officer