Form 10-Q
period 2016-05-31
Texas Mineral Resources Corp.
filed 2016-07-15
CIK 1445942

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016
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

Number of shares of issuer’s common stock outstanding at July 15, 2016: 44,665,516

Texas Mineral Resources Corp
(Formerly Texas Rare Earth Resources Corp)
BALANCE SHEETS
(Unaudited)

	May 31, 2016	August 31, 2015

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12,553	$2,938
Prepaid expenses and other current assets	13,869	27,420
Total current assets	26,422	30,358

Property and equipment, net	21,296	47,352
Mineral properties	1,753,447	1,738,447
Deposits	29,710	29,710

TOTAL ASSETS	$1,830,875	$1,845,867

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$188,176	$127,172
Accounts payable - related party	274,755	111,064
Current portion of note payable	260,387	370,845
Total current liabilities	723,318	609,081
Note payable - net of current portion and discount	—	—
Total liabilities	723,318	609,081

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of May 31, 2016 and
August 31, 2015, respectively	—	—
Common stock, par value $0.01; 100,000,000 shares authorized,
44,665,516 and 41,368,015 shares issued and outstanding as of
May 31, 2016 and August 31, 2015, respectively	446,656	413,681
Additional paid-in capital	32,916,957	32,106,023
Accumulated deficit	(32,256,056)	(31,282,918)
Total shareholders' equity	1,107,557	1,236,786

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,830,875	$1,845,867

The accompanying notes are an integral part of these financial statements.

TEXAS MINERAL RESOURCES CORP
(FORMERLY TEXAS RARE EARTH RESOURCES CORP)
UNAUDITED STATEMENTS OF OPERATIONS

	Nine Months Ended May 31,		Three Months Ended May 31,
	2016	2015	2016	2015

OPERATING EXPENSES
Exploration costs	$118,353	$461,584	$74,042	$(126,373)
General and administrative expenses	849,869	1,243,704	233,004	314,399

Total operating expenses	968,222	1,705,288	307,046	188,026

LOSS FROM OPERATIONS	(968,222)	(1,705,288)	(307,046)	(188,026)

OTHER INCOME (EXPENSE)
Interest and other income	6,145	620	84	117
Interest and other expense	(11,061)	(7,250)	(4,802)	250
Total other income (expense)	(4,916)	(6,630)	(4,718)	367

NET LOSS	$(973,138)	$(1,711,918)	$(311,764)	$(187,659)

Net loss per share:
Basic and diluted net loss per share	$(0.02)	$(0.04)	$(0.01)	$—

Weighted average shares outstanding:
Basic and diluted	43,486,118	39,095,762	44,665,516	41,368,016

The accompanying notes are an integral part of these financial statements.

TEXAS MINERAL RESOURCES CORP
(FORMERLY TEXAS RARE EARTH RESOURCES CORP)
UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended May 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(973,138)	$(1,711,918)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	21,977	27,469
Gain on sale of asset	(5,698)
Stock based compensation	184,409	400,016
Changes in current assets and liabilities:
Prepaid expenses and other assets	13,551	43,060
Accounts payable and accrued expenses	71,005	(71,009)
Accounts payable related party	163,691	27,784
Net cash used in operating activities	(524,203)	(1,284,598)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	9,777
Investment in mineral properties	(15,000)	(20,160)
Net cash used in investing activities	(5,223)	(20,160)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on lease note payable	(30,459)
Cash from sale of common stock	569,500	939,901
Net cash used in financing activities	539,041	939,901
NET CHANGE IN CASH AND CASH EQUIVALENTS	9,615	(364,857)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,938	387,841
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,553	$22,984

SUPPLEMENTAL INFORMATION
Interest paid	$—	$—
Taxes paid	$—	$—
Noncash transactions:
Conversion of notes payable and accrued interest to units	$90,000	$—

The accompanying notes are an integral part of these financial statements.

Texas Mineral Resources Corp

(Formerly Texas Rare Earth Resources Corp)

Notes to Interim Financial Statements

May 31, 2016

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

The financial statements have been prepared on a going concern basis which assumes the Company will not be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $32,256,056 as of May 31, 2016 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and or private placement of common stock.

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

The option to purchase the surface rights covers approximately 5,670 acres over the mining lease and the additional acreage adequate to site all potential heap leaching and processing operations as currently anticipated by the Company. We may exercise the option for all or part of the option acreage at any time during the sixteen year primary term of the mineral lease. The option can be kept current by an annual payment of $10,000, which was paid during the nine months ended May 31, 2016. The purchase price will be the appraised value of the surface at the time of exercising the option.

The ground water lease secures our right to develop the ground water within a 13,120 acre lease area located approximately 4 miles from the Round Top deposit. The lease area contains five existing water wells. It is anticipated that all potential water needs for the Round Top project mine operations would be satisfied by the existing wells covered by this water lease. This lease has an annual minimum production payment of $5,000 prior to production of water for the operation, which was paid during the nine months ended May 31, 2016. After initiation of production we will pay $0.95 per thousand gallons or $20,000 annually, whichever is greater. This lease remains effective as long as the mineral lease is in effect.

NOTE 3 – NOTE PAYABLE

In relation to the Foundation lease discussed in Note 2 the Company recorded a note payable for an amount for the initial $45,000 due upon signing of lease and the nine (9) future payments due of $45,000 which has been recorded at its present value discounted with an imputed interest rate of 5% for a total note payable of $364,852. In connection with the offering of Units, on December 7, 2015, we entered into a settlement agreement with Southwest Range & Wildlife Foundation. Southwest Range agreed to invest $10,000 of the amounts due and payable under the Lease Agreement into Units issued the Offering. In connection with the Settlement Agreement, we issued 50,000 Units to Southwest in exchange for the investment of $10,000 of the amounts due and payable under the Lease Agreement into Units issued in the Offering. The outstanding note payable due is $260,387 as of May 31, 2016.

As of the date of this filing, we have not paid the fourth installment of our surface lease in the amount of $45,000 to the Southwest Wildlife Foundation. As a result, the full amount of the note payable has been classified as currently due.

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

From September 2015 through May 2016 the Board approved a total grant of 90,000 options to a consultant to the Company. The options are exercisable at $0.30 per share for a period of five years. All options vest immediately. With respect to these options, the Black-Scholes pricing model was used to estimate the fair value of the 90,000 options issued during the period to this advisor, using the assumptions of a risk free interest rate of 1.22% to 1.78%, dividend yield of 0%, volatility of 421% to 427%, and an expected life of 5 years. These options were expensed immediately in the amount of approximately $15,000.

We have recognized stock compensation expense of $106,785 for 1,425,000 stock options issued in prior year to members of the board. The remaining expense to be recognized is $0.

During the nine months ended May 31, 2016 the Company recognized $184,409 in stock compensation expense to be issued in common stock for services to a Consultant. The shares have not been issued to date.

During the nine months ended May 31, 2016, the Company recognized $62,500 in stock compensation expense to be issued in common stock for services to a consultant. The shares have not been issued to date.

We have 44,665,516 shares of our common stock outstanding as of May 31, 2016.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company had accounts payable to related parties in the amount of $274,755 at May 31, 2016.

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

On March 14, 2016, the Company filed a Certificate of Amendment with the Secretary of State of the State of Delaware to amend its Certificate of Incorporation to change the name of the Company from “Texas Rare Earth Resources Corp.” to “Texas Mineral Resources Corp.”. The amendment shall be effective 9:00 am EST on March 21, 2016. The Certificate of Amendment did not make any other amendments to the Company’s Certificate of Incorporation.

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

Liquidity and Capital Resources

As of May 31, 2016, we had a working capital deficit of approximately $697,000 and a cash balance of approximately $12,500. We will need to raise additional funding to implement our business strategy

We currently need to raise additional capital. During our fiscal year ending August 31, 2016, we have minimized spending for metallurgical testing and flow sheer development, additional geologic and resource modeling and compliance costs associated with state governmental agencies and appropriate staff and consulting expenses until such time we raise additional capital or secure a strategic partner. The timing of these expenditures is dependent upon a number of factors, including the availability of third party contractors.

During the current fiscal year ending August 31, 2016, we had planned to complete Stage 1of our metallurgical activities as discussed in the section heading “ITEM 2. PROPERTIES” of our Annual Report on Form 10-K as filed with the SEC on November 30, 2015. Our budget for the metallurgical component of Stage 1 activity is approximately $241,000. To date we have expended approximately $134,000 of the budgeted amount on the Stage 1 metallurgical activities. Stage 1 is not yet complete.

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

Results of Operations

Nine months ended May 31, 2016 and May 31, 2015

General & Revenue

We had no operating revenues during the nine months ended May 31, 2016 and May 31, 2015. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $32.3 million as of May 31, 2016.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the nine months ended May 31, 2016 and May 31, 2015, in the amount of approximately $228,000 and $462,000, respectively. The amount of exploration expense for May 31, 2016 was offset by a grant in the amount of $110,000. Thus, the amount of net exploration expenses recorded on the nine months ended May 31, 2016 unaudited statement of operations totaled $118,000. Expenditures for the nine months ended May 31, 2016 and May 31, 2015 were primarily for metallurgical testing and related laboratory fees for our Round Top project.

Our general and administrative expenses for the nine months ended May 31, 2016 and May 31, 2015, respectively, were approximately $850,000 and $1,244,000. For the nine months ended May 31, 2016, this amount included approximately $184,000 in stock-based compensation to directors and consultants. The remaining expenditures totaling approximately $666,000 were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

For the nine months ended May 31, 2015, our general and administrative expenses included approximately $400,000 in stock-based compensation to directors and consultants. The remaining expenditures totaling approximately $844,000 were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

We had losses from operations for the nine months ended May 31, 2016 and May 31, 2015 totaling approximately $968,000 and $1,705,000, respectively, and net losses for the nine months ended May 31, 2016 and May 31, 2015 totaling approximately $973,000 and $1,712,000, respectively.

Three months ended May 31, 2016 and May 31, 2015

General & Revenue

We had no operating revenues during the three months ended May 31, 2016 and May 31, 2015. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $32.3 million as of May 31, 2016.

We incurred exploration costs for the three months ended May 31, 2016 and May 31, 2015, in the amount of approximately $94,000 and $0, respectively. The amount of exploration expense for May 31, 2016 was offset by a grant in the amount of $20,000. Thus, the amount of net exploration expenses recorded on the three months May 31 2016 unaudited statement of operations totaled $74,000. Expenditures for the three months ended May 31, 2016 and May 31, 2015 were primarily for metallurgical testing and related laboratory fees for our Round Top project.

Our general and administrative expenses for the three months ended May 31, 2016 and May 31, 215 were approximately $233,000 and $314,000, respectively. For the three months ended May 31, 2016, this amount included approximately $140,000 in stock-based compensation to directors and consultants. The remaining expenditures totaling approximately $93,000 were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

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

We had losses from operations for the three months ended May 31, 2016 and May 31, 2015 totaling approximately $307,000 and $188,000, respectively, and net losses for the three months ended May 31, 2016 and May 31, 2015 totaling approximately $312,000 and $188,000, respectively.

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

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (B)
March 2016	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
April 2016	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
May 2016	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)

(A)	Common Stock Purchase Options were issued pursuant to a consulting agreement. Options vested immediately. Each option is exercisable for a 5 year term at an exercise price of $0.30. The options were issued outside of the Company’s 2008 Stock Incentive Plan.

(B)	With respect to sales designated by “Sec. 4(a)(2),” these shares were issued pursuant to the exemption from registration contained in to Section 4(a)(2) of the Securities Act as privately negotiated, isolated, non-recurring transactions not involving any public offer or solicitation. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

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

Date: July 15, 2016

/s/ Daniel E. Gorski
Daniel E. Gorski, duly authorized officer
Chief Executive Officer and Principal Executive Officer

Date: July 15, 2016

/s/ Wm Chris Mathers
Wm Chris Mathers, Chief Financial Officer and
Principal Financial and Accounting Officer

