Form 10-K
period 2016-08-31
Texas Mineral Resources Corp.
filed 2016-12-14
CIK 1445942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 000-53482

TEXAS MINERAL RESOURCES CORP.

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

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: As of November 24, 2016 the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $7,440,653 based upon the closing sale price of the common stock as reported by the OTCQX.US. For purposes of this calculation, shares of common stock held by executive officers, directors and holders of greater than 10% of the registrant’s outstanding common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock outstanding as of December 12, 2016 was 44,941,532.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2017 Annual General Meeting of Stockholders are incorporated by reference to Part III of this Annual Report on Form 10-K.

PRELIMINARY NOTES

As used in this Annual Report on Form 10-K (“Annual Report”), references to “Texas Mineral”, “the Company,” “we,” “our,” “us” or “TMRC” mean Texas Mineral Resources Corp. and its predecessors, as the context requires.

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

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to:

•	the progress, potential and uncertainties of our 2016-2017 rare-earth exploration program at our Round Top Project, located near Sierra Blanca, Texas (the “Round Top Project”);
•	cost and timing for Pre-Feasibility Study for our Round Top Project
•	the success of getting the necessary permits for future drill programs and future project exploration;
•	expectations regarding the ability to raise capital and to continue our exploration plans on our properties; and
•	plans regarding anticipated expenditures at the Round Top Project.

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

On March 14, 2016, the Company filed a Certificate of Amendment with the Secretary of State of the State of Delaware to amend its Certificate of Incorporation to change the name of the Company from “Texas Rare Earth Resources Corp” to “Texas Mineral Resources Corp”. The amendment became effective on March 21, 2016. The Certificate of Amendment did not make any other amendments to the Company’s Certificate of Incorporation.

Our common stock is traded on the OTCQX U.S. operated by OTC Markets Group Inc. under the symbol “TMRC.” The market for our common stock on the OTCQX U.S. is extremely limited, sporadic and highly volatile.

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

On March 6, 2013, we purchased the surface lease at the Round Top Project, known as the West Lease, from the Southwest Wildlife and Range Foundation (the “Foundation”) for $500,000 cash and 1,063,830 shares of our common stock. We also agreed to support the Foundation through an annual payment of $45,000 for ten years to support conservation efforts within the Rio Grande Basin and in particular engaging in stewardship of Lake Amistad, a large and well-known fishing lake near Del Rio, Texas. The West Lease comprises approximately 54,990 acres and is fully paid until 2028, thereby having a lease value of approximately $1,364,852. Most importantly, purchase of the surface lease gave us unrestricted surface access for the potential development and mining of our Round Top Project. As of August 31, 2016 the fourth annual payment of $45,000 was not paid on June 2016, however the Company has received a waiver until May 31, 2017 for payment.

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

On October 29, 2014, we announced that we had executed agreements with the Texas General Land Office securing the option to purchase the surface rights covering the potential Round Top project mine and plant areas and, separately, a lease to develop the water necessary for the potential Round Top project mine operations. The option to purchase the surface rights covers approximately 5,670 acres over the mining lease and the additional acreage adequate to site all potential heap leaching and processing operations as currently anticipated by the Company. We may exercise the option for all or part of the option acreage at any time during the sixteen year primary term of the mineral lease. The option can be kept current by an annual payment of $10,000 which was paid in November 2015 and current to date. The purchase price will be the appraised value of the surface at the time of exercising the option.

The ground water lease secures our right to develop the ground water within a 13,120 acre lease area located approximately 4 miles from the Round Top deposit. The lease area contains five existing water wells. It is anticipated that all potential water needs for the Round Top project mine operations would be satisfied by the existing wells covered by this water lease. This lease has an annual minimum production payment of $5,000 prior to production of water for the operation which was paid in October 2015 and current to date. After initiation of production we will pay $0.95 per thousand gallons or $20,000 annually, whichever is greater. This lease remains effective as long as the mineral lease is in effect.

On February 24, 2015, we signed a letter of intent to form a joint venture with K-Technologies, Inc. (K-Tech), a chemical process development and applications company serving the minerals and chemicals industries to develop, refine and market K-Tech’s Continuous Ion Exchange (CIX) and Continuous Ion Chromatography (CIC) technology as it applies primarily to the extraction of rare earth elements (REE) from native ores. The joint venture will license the technology to us, as well as other rare earth production companies. Subject to agreement by TMRC, the joint venture may also elect to build and operate processing facilities to separate and purify mixed rare earth concentrates into individual purified rare earth oxides for other rare earth production companies in addition to TMRC.

In early March 2015, we conducted a trial mining test during which we mined 500 tonnes of rhyolite, transported and crushed the ore to 80% passing a 1 ј inch screen. This rock is now stockpiled and will be used in the Stage 2 pilot plant development, as described in greater detail below under the section heading “Item 2. Properties – Round Top Project – Metallurgy”.

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

On April 6, 2015, we announced the execution of a uranium offtake agreement with UG USA, a subsidiary of Areva. According to the agreement, TMRC will supply up to 300,000 pounds of natural uranium concentrates (U308) per year based upon a pricing formula indexed to U308 spot prices at the times of delivery. The Agreement is for a term of five years commencing in 2018 or as soon thereafter, contingent upon development and production at its Round Top project. Other terms and conditions of the Agreement reflect industry standards. According to Ux Consulting, a leading uranium industry data provider, the closing spot price of U308 on March 30, 2015 was $39.50 per pound.

On July 15, 2015, we entered into an operating agreement (“Operating Agreement”) with K-Tech, to formalize our joint venture company, Reetech, LLC, a Delaware limited liability company (the “Reetech”), for the purposes of developing, refining and marketing K-Tech’s CIX/CIC process pursuant to the February 24, 2015 letter of intent with K-Tech. On October 18, 2015, we entered into an amendment agreement to the Operating Agreement, expanding the way in which we can earn percentage membership interests in Reetech in exchange for granting K-Tech changes in the management of Reetech and TMRC’s license from Reetech to use K-Tech’s CIX/CIC process for its properties. See “Item 2. Properties – Metal Recovery Methods” for a more detailed description of the Reetech joint venture.

On September 25, 2015, we announced that Reetech was awarded a Broad Agency Announcement (BAA) research contract by the United States Defense Logistics Agency (DLA) Strategic Materials Division. The Defense Logistics Agency is the Department of Defense’s largest logistics combat support agency, providing worldwide logistics support in both peacetime and wartime to the military services as well as several civilian agencies and foreign countries. The DLA Strategic Materials Division is charged with maintaining cognizance of worldwide strategic and critical material’s supply chain from the source to final assembly, evaluating the capability of these supply chains to support national defense and essential civilian industries, and developing mitigation solutions when access to materials are insufficient to provide support for national defense and emergency response.

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

 Employees

Including our executive officers, we currently have three fulltime employees. Salaries for these three employees are in arrears and are accrued monthly. We also utilize the services of qualified consultants with geological and mineralogical expertise as well as individuals for accounting services.

Available Information

We make available, free of charge, on or through our Internet website, at www.TMRC.com our Annual Report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Our Internet website and the information contained therein or connected thereto are not intended to be, and are not incorporated into this Annual Report.

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

Executive Officers of the Company

The following table sets forth certain information regarding our executive officers as of November 24, 2015.

Name	Age	Position
Daniel E. Gorski	79	Chief Executive Officer and Director
Wm Chris Mathers	57	Chief Financial Officer
Laura Lynch	58	Vice President of External Affairs

Daniel E. Gorski – Mr. Gorski has severed as a director of the Company since January 2006 and as the Company’s chief operating officer since May 2011. Prior thereto, Mr. Gorski served as the Company’s president and chief executive officer from January 2007 to May 2011. From July 2004 to January 2006, Mr. Gorski was the co-founder and vice president of operations for High Plains Uranium Inc., a uranium exploration and development company that went public on the Toronto Stock Exchange in December 2005. Between June 1996 to May 2004, Mr. Gorski served as an officer and director of Metalline Mining Co., a publicly traded mining and development company with holdings in the Sierra Mojada Mining District, Coahuila, Mexico. From January 1992 to June 1996, Mr. Gorski was the exploration geologist under contract to USMX Inc. and worked exclusively in Latin America. Mr. Gorski earned a BS in 1960 from Sul Ross State College, in Alpine, Texas and an MA in 1970 from the University of Texas in Austin, Texas. Mr. Gorski has over forty-three years of experience in the mining industry.

Wm Chris Mathers – Mr. Mathers was appointed as the Company’s Chief Financial Officer from 2010 through 2012 and again from February 2016 through the present. Mr. Mathers is also involved in providing contract chief financial officer and consulting services to a wide variety of privately and publicly held companies. From 1993 through 1999, Mr. Mathers served as CFO to InterSystems, Inc. (AMEX:II). Mr. Mathers began his career in public accounting with the international accounting firm of PriceWaterhouse. Mr. Mathers holds a BBA in accounting from Southwestern University located in Georgetown, Texas, and is also a certified public accountant.

Laura Lynch – Ms. Lynch is a graduate of the University of Texas at Austin. Ms. Lynch is currently a Partner at the CL Ranch, a ranching/farming/mining operation in Hudspeth County. CL ranch is active in the mining and distribution of gypsum. Ms. Lynch has deep ties to the El Paso, Ft. Worth and Austin business communities and currently works as a consultant to the Registrant pursuant to a consulting agreement in which Ms. Lynch assists the Registrant in community relations and land acquisition.

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

The audit opinion and notes that accompany our financial statements for the year ended August 31, 2016, disclose a going concern qualification to our ability to continue in business. The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We do not have any working capital to fund normal operations and meet debt obligations without deferring payment on certain current liabilities and raising additional funds.

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

We had no revenues during the fiscal year ended August 31, 2016. For the fiscal year ended August 31, 2016, our net loss was approximately $1,214,000 and our accumulated deficit at August 31, 2016 was approximately $32,497,000. At August 31, 2016, our cash position was approximately $5,000 and our working capital deficit was approximately $856,000. We have not commenced commercial production on any of our mineral properties. We have no revenues from operations and anticipate we will have no operating revenues until we place one or more of our properties into production. All of our properties are in the exploration stage.

We will need to raise additional funding to implement our business strategy. We currently do not have any working capital.

During the current fiscal year ending August 31, 2017, we plan to complete the first part of Stage 2 of our metallurgical activities as discussed in the section heading “ITEM 2. PROPERTIES” of this Annual Report. Our initial budget for Stage 1 of activity was approximately $508,000. To date we have spent approximately $134,000 completing Stage 1. Stage 2 is subdivided into two parts, the first, referred to as milestone 1, is the bench scale separation of selected high purity rare earth carbonate. The second part, or milestone 2, is the construction and operation of a pilot plant. Milestone 1 of Stage 2 is in progress and is expected to be completed by the end of calendar year 2015. TMRC has spent approximately $360,000 on this phase and this expense is to be augmented by an additional $140,000 supplied by the Defense Logistics Agency of the Department of Defense. Projected costs of the second part of Stage 2, milestone 2, is approximately $1,120,000. The final part of Stage 2, milestone 3, is the preparation of a bankable feasibility study of the process and is expected to cost approximately $500,000. We anticipate that our financing efforts will raise sufficient capital to finish Stage 2 but there is no guarantee that we will be able to raise the working capital necessary to complete Stage 1 or begin Stage 2 activities. After completion of Stage 2, we will use any remaining available capital to begin work on other phases of project feasibility work.

We currently do not have any funds to complete exploration and development work on any of our properties, which means that we will be required to raise additional capital, enter into joint venture relationships or find alternative means to finance placing one or more of our properties into commercial production, if warranted. Failure to obtain sufficient financing may result in the delay or indefinite postponement of exploration and development or production on one or more of our properties and any properties we may acquire in the future or even a loss of property interests. This includes our leases over claims covering the principal deposits on our properties, which may expire unless we expend minimum levels of expenditures over the terms of such leases. We cannot be certain that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable or acceptable to us. Our ability to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions as well as our business performance.

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

Any material changes in mineralization estimates and grades of mineralization will affect the economic viability of placing a property into production and a property’s return on capital.

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

Analytical Uncertainties

All resource and grade estimates are based of state of the art analytical methods. However, any procedure for analyzing for small amounts of metals in a chemically complex matrix may be subject to error and other uncertainties.

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

The mining industry is competitive in all of its phases, including financing, technical resources, personnel and property acquisition. We will require significant capital, technical resources, personnel and operational experience to effectively compete in the mining industry. Because of the high costs associated with exploration, the expertise required to analyze a project’s potential and the capital required to develop a mine, larger companies with significant resources may have a competitive advantage over us. We face strong competition from other mining companies, some with greater financial resources, operational experience and technical capabilities than us. As a result of this competition, we may be unable to maintain or acquire financing, personnel, technical resources or attractive mining properties on terms we consider acceptable or at all.

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

As of August 31, 2016, we have approximately 44.9 million shares of common stock outstanding.  In addition to our common stock, we have (i) warrants that may be exercised into 4,272,275 shares of common stock exercisable at $0.35 per share, (ii) warrants that may be exercised into 4,272,275 shares of common stock exercisable at $0.50 per share, (iii) warrants that may be exercised into 160,000 shares of common stock at $0.20 per share, (iv) warrants that may be exercised into 6,595,000 shares of common stock at $0.35 per share, (v) warrants that may be exercised into 10,000 shares of common stock at $0.10 per share, and (vi) options that may be exercised into 5,635,000 shares of common stock at $0.20 to $1.50 per share issued to directors, officers and consultants.  The issuance of shares upon exercise of these options and warrants may result in substantial dilution to the interests of other stockholders and may adversely affect the market price of our common stock.

A low market price may severely limit the potential market for our common stock.

An equity security that trades below a certain price per share is subject to SEC rules requiring additional disclosures by broker-dealers.  These rules generally apply to any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions (a “penny stock”).  Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors.  For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale.  The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market.  Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Executive and Field Offices

Our headquarters are located at 539 El Paso Street, Sierra Blanca, Texas 79851. The El Paso warehouse located at 11459 Pellicano Dr., El Paso, Texas was terminated in June 2013. Our accounting functions are conducted by personnel in Galveston and Tyler, Texas, Denver, Colorado, all under the supervision of our CFO, Wm Chris Mathers.

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

On March 6, 2013, we purchased the surface lease at the Round Top Project, known as the West Lease, from the Foundation for $500,000 cash and 1,063,830 shares of our common stock. We also agreed to support the Foundation through an annual payment of $45,000 for ten years to support conservation efforts within the Rio Grande Basin and in particular engaging in stewardship of Lake Amistad, a large and well-known fishing lake near Del Rio, Texas. The West Lease comprises approximately 54,990 acres and is fully paid until 2028, thereby having a lease value of approximately $1,364,852. Most importantly, purchase of the surface lease gave us unrestricted surface access for the potential development and mining of our Round Top Project. As of August 31, 2016 the fourth annual payment of $45,000 was not paid on June 2016, however the Company has received a waiver until May 31, 2017 for payment.

Figure 1 - Round Top Location Map

Acquisition and Ownership

Prospecting Permits

TMRC currently holds prospecting permits covering land in Hudspeth County. The prospecting permits allow for exploration activities on approximately 7,110 acres. Currently, TMRC has yet to complete drilling on lands identified within the permits due to the requirement of completing archeological studies. TMRC intends to complete archeological studies in all areas for future exploration. To date, all exploration work has occurred on areas with approved archeological assessments. A summary of the prospecting permits is listed in Table 1 below:

Table 1 TMRC Permit Numbers and Associated Acres

Permit #	Acres
M-114639	640
M-114640	640
M- 114641	250
M-114642	640
M-114643	400
M-114644	360
M-114645	340
M-115990	640
M-115991	640
M-115992	640
M-115993	640
M-115994	640
M-115995	640

TMRC has approximately 7,110 acres under annual prospecting permits with the State of Texas. TMRC entered into the prospecting permits on October 31, 2014 and all are renewable on or before the anniversary date at a cost $1.00 per acre.

September 2011 Lease

On September 2, 2011, we entered into a new mining lease with the Texas General Land Office covering Sections 7 and 18 of Township 7, Block 71 and Section 12 of Block 72, covering approximately 860 acres at Round Top Mountain in Hudspeth County, Texas.  The mining lease issued by the Texas General Land Office gives us the right to explore, produce, develop, mine, extract, mill, remove, and market beryllium, uranium, rare earth elements, all other base and precious metals, industrial minerals and construction materials and all other minerals excluding oil, gas, coal, lignite, sulfur, salt, and potash.  The term of the lease is nineteen years from execution date of lease so long as minerals are produced in paying quantities.

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

In August 2016 we paid the State of Texas a delay rental of $67,077.

November 2011 Lease

On November 1, 2011, we entered into a mining lease with the State of Texas covering 90 acres, more or less, of land that we purchased in September 2011 near our Round Top site.  The deed was recorded with Hudspeth County on September 16, 2011. Under the lease, we paid the State of Texas a lease bonus of $20,700 which was paid upon the execution of the lease.  Upon the sale of minerals removed from Round Top, we will pay the State of Texas a $50,000 minimum advance royalty.  Thereafter, we will pay the State of Texas a production royalty equal to eight percent (8%) of the market value of uranium and other fissionable materials removed and sold from Round Top and six and one quarter percent (61/4%) of the market value of all other minerals sold from Round Top. The term of the lease is nineteen years from execution date of lease so long as minerals are produced in paying quantities.

Thereafter, assuming production of paying quantities has not been obtained, we may pay additional delay rental fees to extend the term of the lease for successive one (1) year periods pursuant to the following schedule:

	Per Acre Amount	Total Amount
November 1, 2015 – 2019	$75	$6,750
November 1, 2020 – 2024	$150	$13,500
November 1, 2025 – 2029	$200	$18,000

In October 2016, we paid the State of Texas a delay rental to extend the term of the lease in an amount equal to $6,750.

March 2013 Lease

On March 6, 2013, we entered into a lease assignment (the “Lease Assignment Agreement”) with Southwest Range & Wildlife Foundation, Inc., a Texas non-profit corporation  (the “Foundation”), pursuant to which the Foundation agreed to assign to us a surface lease identified with the State of Texas as Surface Lease SL20040002 (the “West Lease”), which covers 54,990.11 acres in Hudspeth County, Texas.  In exchange for the West Lease, we agreed to:  (i) pay the Foundation $500,000 in cash; (ii) issue 1,063,830 of our common shares, par value $0.01 (the “Common Shares”); and (iii) make ten (10) payments to the Foundation of $45,000 each.  The first payment was made in June 2013, and the nine (9) subsequent payments due on or before June 1 of each of the following years, such payments to be used by the Foundation to support conservation efforts within the Rio Grande Basin.  The Lease Assignment Agreement contains standard representations, warranties and covenants. The closing of the transaction contemplated by the Lease Assignment Agreement was completed on March 8, 2013. As of August 31, 2016 the fourth annual payment of $45,000 was not paid on June 2016, however the Company has received a waiver until May 31, 2017 for payment.

October 2014 Surface Option

In October 2014, we executed an agreement with the Texas General Land Office securing the option to purchase the surface rights covering the potential Round Top project mine and plant areas, and separately a lease to develop the water necessary for the potential Round Top project mine operations.

The option to purchase the surface rights covers approximately 5,670 acres over the mining lease and the additional acreage adequate to site all potential heap leaching and processing operations as currently anticipated by the Company. We may exercise the option for all or part of the option acreage at any time during the sixteen year primary term of the mineral lease. The option can be kept current by an annual payment of $10,000, which has not been paid as of December 14, 2016. The purchase price will be the appraised value of the surface at the time of exercising the option.

The ground water lease secures our right to develop the ground water within a 13,120 acre lease area located approximately 4 miles from the Round Top deposit. The lease area contains five existing water wells. It is anticipated that all potential water needs for the Round Top project mine operations would be satisfied by the existing wells covered by this water lease. This lease has an annual minimum production payment of $5,000 prior to production of water for the operation, which has not been paid as of December 14, 2016. After initiation of production we will pay $0.95 per thousand gallons or $20,000 annually, whichever is greater. This lease remains effective as long as the mineral lease is in effect.

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

The Round Top Project was initially developed in the late 1980’s as a beryllium resource. During the course of the beryllium exploration, approximately 200 drill holes penetrated varying thicknesses of the rhyolite volcanic rock that makes up the mass of Round Top Mountain and caps the beryllium-uranium deposits which occur in the underlying limestone; some 50 more holes were drilled on Little Round Top, Sierra Blanca and Little Blanca Mountains.

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

On May 8, 2013, we announced independent confirmation of potential favorable heap leach characteristics, based on coarse leach testing at an independent lab.  The results are summarized below:

	La	Ce	Pr	Nd	Sm	Eu	Gd	Tb	Dy	Ho
Ore Grade	ppm	ppm	ppm	ppm	ppm	ppm	ppm	ppm	ppm	ppm
	31	98	12.2	34.8	11.1	0.6	11.5	3.77	30.7	7.98
Recovery 1	21	65	8.4	25.3	8.6	<0.4	9.5	3.2	25.3	6.37
Recovery 2	16	55	7.7	22.8	8.3	0.4	9.3	3.11	24.7	6.2
Average Recovery	18.5	60	8.05	24.05	8.45	NA	9.4	3.155	25	6.285
% Recovery	60%	61%	66%	69%	76%	67%	82%	84%	81%	79%

	Er	Tm	Lu	Yb	Y	Th	U	Be	Li
Ore Grade	ppm	ppm	ppm	ppm	ppm	ppm	ppm	ppm	ppm
	33.8	7.37	9.12	57	218	183.5	40.7	32.2	410
Recovery 1	25.8	5.09	5.32	36.4	185	146.5	20	6.5	270
Recovery 2	25.1	5.04	5.33	36.5	184	143.9	21.5	4.8	270
Average Recovery	25.45	5.065	5.325	36.45	184.5	145.2	20.75	5.65	270
% Recovery	75%	69%	58%	64%	85%	79%	51%	18%	66%

*

La=Lanthanum, Ce= Cerium, Pr= Praseodymium, Nd= Neodymium, Sm= Samarium, Eu= Europium, Gd= Gadolinium, Tb= Terbium, Dy=Dysprosium, Ho= Holmium, Er= Erbium, Tm= Thulium, Lu= Lutetium, Yb= Ytterbium, Y= Yttrium, Th=Thorium, U= Uranium, Be= Beryllium, Li= Lithium

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

Project Exploration History

The Round Top rare earths and uranium-beryllium prospects were initially drilled in 1984 and 1985, during which time the ore body known as the “West End Ore Zone” was discovered by Cabot Corporation.  In subsequent years, Cyprus Minerals Corporation took over the exploration activities.  Cyprus drilled additional exploration holes and also put an adit into the ore zone where 1,115 feet of underground workings were driven.  Cyprus developed the underground workings in order to obtain bulk samples for pilot plant testing and beryllium oxide concentrate generation.  Cyprus ultimately put the project on hold as a result of poor beryllium market conditions.  Cyprus eventually allowed the lease with the state of Texas to lapse.

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

Exploration and Engineering Costs

To date we have incurred exploration costs at the Round Top Project of approximately $11.7 million.  In the fiscal year ending August 31, 2016 our total exploration costs were approximately $216,000.

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

There exists on the Round Top site a 1,115 foot, 10 foot by 10 foot decline from the surface into the Round Top prospect. There are steel sets every five feet, in some cases less, and the entire working is lagged with timber. There are “escape holes” at intervals to allow personnel to avoid equipment. The escape holes are all in good operating condition.  There is also a 36 foot steel ventilation line in place that runs for approximately 75 feet into the prospect. There is a 125 hp axial plane ventilation fan in place.  We have leveled the fan and rehabilitated the control panel, and have operated this ventilation system during the evaluation of the historic Cabot-Cyprus work. We intend to install a “soft start” motor starter switch for the vent fan in the future in order to be able to use a 100kw generator.

A bag house is also located on the property that will need its electronic controls rehabilitated and modernized and filters installed. There is a 6” Victaulic compressed air line extending from the compressor station outside to the faces. There are numerous valves at strategic locations underground. There is one 2’ steel Victaulic water line for drill water and an additional partly plastic Victaulic water line for dust suppression sprayers, which also has sprayers in place.

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

This well field was originally developed to supply water for a proposed real estate project in the late 1970’s. One of the existing wells is reported to have pump tested 950 gallons per minute and another 450 gallons per minute. This water is high enough in total dissolved solids to not meet drinking water standards, thus there is no competition for its use. The quality of the water is expected to be adequate for process water needs and the water will require treatment to be potable.

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

Stage 2 in its entirety is expected to cost approximately $2,015,454 to complete.  Stage 2 is subdivided into milestones 1, 2 and 3. Milestone 1 will be to separate selected high purity rare earth elements at bench scale. Milestone 2 is the construction and operation of a pilot plant to optimize and to refine the operating costs of a complete CIX/CIC plant. Milestone 3 is the preparation of a bankable feasibility study for the installed CIX/CIC plant at Round Top. Milestone 1 is in progress and is expected to be completed by the end of calendar year 2015. Initial projected cost of milestone 1 is $336,454. This cost projection has been modified by the terms of TMRC’s contract with the Defense Logistical Agency and the inclusion of an additional $140,000 from that agency. Milestone 2, the pilot plant stage is expected to cost $1,120,000. Milestone 3, the preparation of a bankable feasibility for the CIX/CIC process is an additional $500,000.

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

SX is widely used in the REE industry. SX is a process whereby the water/acid leach solution is mixed with a kerosene based solution containing the active organic agents (extractants) and then allowed to settle and separate into the water and oil phase. The extractants carried in the kerosene selectively remove the REE’s and other sought after elements from the water/acid solution leaving the impurities in the original solution. The economic elements move from the aqueous sulfuric acid leach solution into the kerosene solution and are then transferred from the kerosene solution back into an aqueous solution, this time a hydrochloric acid solution at higher concentrations. This process is repeated over and over until all the individual REE’s are separated into their purified individual oxides and then sold.

IX is a process whereby the leach solution is passed through a tank or column containing small beads of an ion exchange resin. The ion exchange resin has the active extracting agents embedded within the beads. The resin beads adsorb the metal ions of interest from the leach solution. When the beads are loaded to their maximum carrying capacity the loaded column is exchanged for a column containing fresh beads. The elements “loaded” on the resin are then stripped back into another aqueous solution, again hydrochloric acid, at high concentrations for further processing. The column with the “stripped” beads is then ready to be recycled back into the process. In the IX process the stripped beads are normally loaded with hydrogen ions which, when exchanged with the REEs in the PLS, does not affect the acidity of the solution, thus the acid is also recycled back into the process, further lowering the operational costs.

The aluminum, iron and other elements can be chemically precipitated and removed by raising the pH and adding other elements such as magnesium. The “cleaned” solution is then further refined by SX or IX methods. Precipitation has been successfully used to clean the Round Top solutions but it results in approximately a 20% loss of some of the REE via co-precipitation with the less desirable elements. TMRC consultants are confident with additional work these losses will be reduced to 15% or lower. A disadvantage of this procedure is that most or all of the acid is neutralized and lost. Developing a procedure to use SX or IX to remove the REEs directly from the PLS will improve overall recoveries, simplify the process and significantly improve the operational economics.

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

After the Stage 1 processing, accomplished in January 2015, separated the REE’s from the pregnant leach solution (PLS), resulting in a relatively pure, concentrated mixed rare earths feedstock solution at flow rates suitable for feeding to either a solvent extraction (SX) plant or, as planned by TMRC, to a CIC plant work continued to define stages 2 and three. Uranium in the sulfate feedstock solution was not detected by ICP-MS analysis, inferring that neither it nor the chemically similar thorium is captured in Stage 1 and does not enter the REE processing plant.

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

Using this procedure, K-Tech has produced a mids/heavies steam with a lanthanum/cerium content of less than 8% of the total rare earths present. The rare earth elements that TMRC considers economically important, i.e. praseodymium, neodymium, gadolinium, terbium, dysprosium, and yttrium make up approximately 68% of this product stream. This low lanthanum/cerium solution could then be immediately treated to produce a marketable mids/heavies (M/H) rare earth concentrate for sale to other rare earth producers or consumers. Work continues to further improve the efficiency of this step.

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

Most importantly, the materials used in the K-Tech separation processes are non-toxic, non-flammable and readily available from multiple suppliers, in large quantities and at competitive prices, thus limiting single source risks and dependence on a sole supplier of critical materials needed for the process. The principal equipment used in the production process is also commercially available and does not require specialty engineering or manufacturing. TMRC’s confidence in K-Tech’s ability to scale the process up to full commercial volumes is supported by their wide experience in the application of these same materials and processing techniques in other large-scale industrial separation processes. These include food; fertilizer; industrial chemical; hydrometallurgical; bioprocessing; and other applications requiring continuous processing techniques using ion exchange and ion chromatography as the basis for component separations. This assertion will be borne out in subsequent pilot plant testing where much larger quantities of feedstock will be tested.

The striking success of this process led TMRC to propose a processing joint venture to introduce this technology to the larger rare earth industry. In July TMRC and K-Tech signed a definitive joint venture agreement venture to develop, refine and market K-Tech’s Continuous Ion Exchange (CIX) and Continuous Ion Chromatography (CIC) technology as it applies mostly to the extraction of rare earth elements (REE) from native ores. The JV will license the technology to TMRC, as well as other rare earth production companies.  Subject to agreement by TMRC, the JV may also elect to build and operate processing facilities to separate and purify mixed rare earth concentrates into individual purified rare earth oxides for other rare earth production companies in addition to TMRC.

On July 15, 2015, we entered into an operating agreement (“Operating Agreement”) with K-Tech, to formalize our joint venture company, Reetech, LLC, a Delaware limited liability company (the “Reetech”), for the purposes of developing, refining and marketing K-Tech’s CIX/CIC process pursuant to the February 24, 2015 letter of intent with K-Tech. Pursuant to the Operating Agreement, K-Tech holds an initial interest of 97.21% of Reetech for the contribution of its technology pursuant to a license to Reetech (the “Reetech License) and TMRC holds an initial interest of 2.79% pursuant to its contribution of cash payment of $391,000 to the prior development of the contributed Technology for the purposes of the joint venture. TMRC has the ability to earn a 49.9% interest in Reetech by contributing up to $7.0 million in cash contributions upon the satisfaction of certain development milestones. Reetech is governed by a board of managers comprised of three managers: one manager appointed by the Company, one manager appointed by K-Tech and one manager appointed by mutual agreement of the Company and K-Tech.

In connection with the execution of the Operating Agreement, K-Tech granted to Reetech the Reetech License.  The Reetech License is a perpetual license regarding K-Tech’s CIX/CIC process within the field of use of the joint venture for the production of rare earths and other products of value. Additionally, in connection with the execution of the Operating Agreement, Reetech granted to TMRC a perpetual license to use the technology within the field of use of the Reetech License for the development and operation of TMRC’s projects, including the TMRC’s Round Top project (“TMRC License”). Use of the TMRC License granted to TMRC is contingent upon TMRC paying to Reetech a one-time fee of $5 million at startup of the initial processing plant.

On October 18, 2015, we entered into an amendment agreement (the “Amendment”), effective August 27, 2015, with K-Tech, regarding certain amendments to the Operating Agreement.  Concurrently with the execution of the Amendment, TMRC, K-Tech and Reetech entered into amendments to the Reetech License and the TMRC License.

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

In consideration of the expansion of TMRC’s right to earn additional membership percentage interests in Reetech, TMRC and K-Tech have further amended the Agreement to provide the following:

•	The Amendment provides that until such time as TMRC has been credited with the cumulative contribution to Reetech of either (i) $2.0 million in capital contributions made by TMRC, (ii) $3.5 million in collected revenue from third-party business clients of which TMRC was the procuring cause (as defined in the Amendment), or (iii) a combination of (i) and (ii) that total $3.5 million, one manager shall be appointed by TMRC and the remaining two managers shall be appointed by K-Tech. Following such contribution conditions being met, the Agreement will revert back to its original manager appointment provisions.

•	The Agreement has been amended to provide that until such time as TMRC shall have earned its 49.9% interest in Reetech, K-Tech shall supervise the business of Reetech and K-Tech shall be the sole recipient of any profits realized from the business of Reetech.

The Amended TMRC License amends the one-time license fee payable by TMRC to Reetech for the use of the technology within the field of use by TMRC for its projects.  Under the Amended TMRC License, TMRC will pay a one-time fee of $5.0 million payable at plant start-up for the annual (calendar year) production of up to 3,000 metric tons of rare earth oxides.  In the event that TMRC subsequently desires to produce more than 3,000 metric tons, TMRC agrees to pay Reetech an additional market-based license fee to be negotiated by TMRC and Reetech before TMRC exceeds the 3,000 metric ton annual limit.

Based on the success of this process, TMRC, in conjunction with its joint venture partner K-Tech Inc., submitted aa proposal to the Defense Logistics Agency of the Department of Defense to employ CIX/CIC to conduct research to demonstrate, at the bench scale level, the ability to separate and refine yttrium (Y) oxide to a minimum of 99.999% purity, ytterbium (Yb) oxide to a minimum of 99.99% purity and an undisclosed oxide to a minimum of 99.999% purity, using continuous ion exchange (CIX) and continuous ion chromatography (CIC).

Northeast Pennsylvania Scandium Project

On June 28, 2016 TMRC executed a Memorandum of understanding with Pagnotti Enterprises Inc. of Wilkes Barre, Pennsylvania, owners of the Jeddo Coal Co., whereby under specified terms TMRC could lease one or more of Jeddo’s deposits located in the anthracite region of northeast Pennsylvania. Research by the Department of Energy (DOE) has shown that these coal deposits and the sandstones and siltstones immediately associated with them contain anomalously high values of rare earth and on particular interest, Scandium. The DOE research to date has indicated that the rare earth can be efficiently extracted from pulverized rock using ammonium sulfate as the lixiviant. TMRC is in the process of preparing an application for a federal grant to design and construct a continuous ion exchange/continuous ion chromatography (CIX/CIC) pilot plant to be delivered to a designated project area in the Appalachian cold province. TMRC and its co-applicants, K-Tech, Inventure Renewables, of Tuscaloosa, Alabama and Penn State University are proposing to plan, develop, design and install the CIX/CIC pilot plant at one of the Jeddo Coal properties. The award of this grant is expected to be in March 2017. The application for this award is competitive and others are participating.

Under the terms of the Memorandum of Understanding (MOU) signed 28 June 2016, TMRC had a six months term to perform the necessary due diligence and to technically and economically evaluate the properties. Upon execution of the MOU TMRC and PEI will have six months to draft and execute a formal lease agreement containing all the standard terms of mining lease agreements. TMRC will be obligated to pay a $5,000 per month rental or a 12% royalty whichever is greater upon execution of the lease with PEI. TMRC has asked for and received an extension of the original six months due diligence period to the new due date of June 30, 2017.

Fundamentals of the Scandium Market

Scandium, like yttrium, is not technically a rare earth element but shares their exceptional chemical properties. The useful properties of scandium (Sc) are well known but its wide use has been retarded by lack of supply. Currently almost all is supplied principally by Russia and also by China. Russia’s supply is a by-product of uranium mining and China’s is from the Bataou Iron mine along with rare earth.

Scandium excels in two uses: solid oxide fuel cells and high strength aluminum alloy. Solid oxide fuel cells (SOFC’s) can efficiently produce electricity using a mixture of zirconium oxide and scandium oxide as the solid electrolyte layer of the cell. This technology has been known for a long time but its use has been restricted by their high operating temperatures. The use of scandium oxide lowers the operating temperature of these cells to an operationally practical level.

The other, and at the present time, far more important, use of scandium is an alloy of aluminum. This technology originated in Russia (USSR at that time), owing to their source of Sc, where it was discovered that these alloys have high-strength, stress resistance, temperature resistance and have superior welding characteristics. The USSR employed these alloys in a number of military applications including the MIG 29 (while U.S. aerospace designers understood the superiority of scandium for high-stress fighter aircraft, the inability to reliably source scandium led the U.S. to use a heavier titanium alloy instead). Again, supply was the main drawback, even for the Soviets. Today, global production in the opaque scandium market is estimated to run between 400 kg of virgin scandium, to a high end of 10 metric tons. In terms of potential demand, as one study notes: “If only a tiny fraction (0.1%) of the annual aluminum market absorbed scandium in alloy at a 0.5% level, it would represent 350 tonnes ($700M) in global scandium demand.”

In recent years, Airbus has extensively researched these Sc-Al alloys and has expressed high interest in using it in their airframes if a reliable supply can be developed. The American aircraft industry uses an inferior titanium-aluminum alloy. Besides its superiority as a structural alloy, the Sc-Al alloy is capable of making effective armor plate.

There is a growing interest in Sc for these reasons and there is a general consensus that as soon as a reliable supply can be found, the Sc-Al alloy usage will rapidly grow. The technology is ready, only the supply is lacking.

The Department of Energy Appalachian Rare Earth Project

Research by the Department of Energy in the Appalachian coal fields has discovered that there are rare earth and other metals present in the sandstones that overlie, underlie and are intercalated with the coal beds. The exact geologic relationships are not yet understood but extensive research conducted to date show that these beds are only mineralized when associated with coal thus there is a genetic relationship between the coal formation and the metal deposition. This project is a large undertaking and in addition to direct work by the DOE, research is being conducted at the University of Kentucky, University of West Virginia, Virginia Tech and Penn State. Extensive research is underway on the geology, mineralogy, physical metallurgy, hydrometallurgy and final processing of these metalliferous beds.

TMRC enjoys working relationships with both the Department of Energy and the Department of Defense. TMRC has a JV agreement (REE-TECH) with K-Tech of Lakeland Florida, to deploy Continuous Ion Exchange and Continuous Ion Chromatography to the separation and purification of rare earth elements. We were commissioned by the Defense Logistics Agency to conduct a proof of concept trial to use Continuous Ion Chromatography to produce highly pure (99.999%) selected rare earth elements which was successfully completed this year. This process was brought to the attention of the DOE and we have been invited to apply for a research grant to design and build a REE separation pilot plant as part of the Appalachian REE project.

The Upper Lehigh Project Area

During the course of discussions with the DOE, we were introduced to the principals of the Jeddo Coal Co. who has extensive properties in the northeast Pennsylvania anthracite region and was the site of extensive sampling by the DOE. The presence of significant rare earth and, in particular, scandium is well documented in these properties. TMRC has executed a MOU (option agreement) with Jeddo to develop the metal potential of their holdings. Although there are at least six sites where economic REE/Sc mineralization has been sampled, the deposit called the Upper Lehigh No. 5 is the most favorable because of easy access and low stripping ratios.

Based on drill core sampling done to date, the metal bearing sandstones associated with the coal beds on the Jeddo property range from a minimum of 16 feet to over 150 feet. We have assume a thickness average of 20 feet for the Upper Lehigh deposit it would contain over 2,000,000 tonnes and have based our preliminary economic analysis on this estimate. The mining will be done in conjunction with the coal mining and we estimate the production rate of the mineralized sandstone will be approximately 250 tonnes per day. Further exploration of this deposit will be conducted to define the exact thicknesses, tonnages and production rates for the actual operation.

Scandium Pricing

Current scandium pricing is approximately $2000 per kilogram. The preliminary economic analysis (PEA) is based on this price. Although the projected expansion of usage of scandium is driven by availability rather than price, there is a possibility that at some time in the future the scandium price will seek lower levels. Because of the extremely favorable operating conditions at the Upper Lehigh property we estimate that the “break even” price for Scandium is approximately $550 per kilogram.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for quotation on the OTCQX U.S. operated by OTC Markets Group Inc. under the symbol “TMRC.” The market for our common stock on the OTCQX U.S. is limited, sporadic and highly volatile. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions. The following table sets forth the range of high and low bid prices during the periods indicated.

Fiscal Year 2016	High	Low

Quarter ended August 31, 2016	$0.18	$0.12
Quarter ended May 31, 2016	$0.18	$0.12
Quarter ended February 28, 2016	$0.20	$0.12
Quarter ended November 30, 2015	$0.25	$0.19

Fiscal Year 2015	High	Low

Quarter ended August 31, 2015	$0.33	$0.20
Quarter ended May 31, 2015	$0.44	$0.19
Quarter ended February 28, 2015	$0.24	$0.19
Quarter ended November 30, 2014	$0.39	$0.22

Fiscal Year 2014	High	Low

Quarter ended August 31, 2014	$0.49	$0.36
Quarter ended May 31, 2014	$0.45	$0.36
Quarter ended February 28, 2014	$0.53	$0.38
Quarter ended November 30, 2013	$0.53	$0.24

The last bid price of our common stock on December 12, 2016 was $0.11 per share.

Holders

The approximate number of holders of record of our common stock as of November 16, 2016 was 496.

Dividends

We have not paid any cash dividends on our equity security and our Board has no present intention of declaring any cash dividends. We are not prohibited from paying any dividends pursuant to any agreement or contract.

Securities Authorized for Issuance under Equity Compensation Plans

In September 2008, the Board adopted our 2008 Stock Option Plan (the “2008 Plan”), which was also approved by our shareholders in September 2008. In May 2011, the board of directors adopted an amendment to our 2008 Plan (the “Amended 2008 Plan”), which was also approved by our shareholders in August 2011. The Amended 2008 Plan increased the number of shares available for grant from 2,000,000 to up to 5,000,000 shares of our common stock for awards to our officers, directors, employees and consultants. On February 15, 2012, our stockholders approved an increase of 2,000,000 of shares of common stock available for issuance under the amended 2008 Stock Option Plan (the “Plan”). As amended, the Plan provides for 7,000,000 shares of common stock for all awards. On February 24, 2016, the stockholders of the Company approved an amendment to the Company’s 2008 Stock Option Plan, pursuant to which the number of shares available under the plan was increase from 7,000,000 to 9,000,000 shares of common stock. Other provisions of the Amended 2008 Plan remain the same as under our 2008 Plan. As of August 31, 2016, a total of 3,780,000 shares of our common stock remained available for future grants under the Amended 2008 Plan.

The following table sets forth certain information as of August 31, 2016 concerning our common stock that may be issued upon the exercise of options or warrants or pursuant to purchases of stock under the Amended 2008 Plan:

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	5,220,000	$0.63	3,780,000
Equity compensation plans not approved by stockholders	415,000	$0.31	—

Total	5,635,000	$0.61	3,780,000

Recent Sales of Unregistered Securities During Fiscal 2016

Except as set forth below, all unregistered sales of equity securities during the period covered by the Annual Report were previously disclosed in our current reports on Form 8-K or quarterly reports on Form 10-Q.

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (B)

September 30, 2015	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
October 31, 2015	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
November 30, 2015	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
December 31, 2015	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
January 31, 2016	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
February 29, 2016	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
March 31, 2016	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
April 30, 2016	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
May 31, 2016	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
June 30, 2016	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
July 31, 2016	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
August 31, 2016	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)

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

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Annual Report.

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

Development of the Northeastern Pennsylvania Scandium Project.

Development of the Scandium potential of the Pagnotti Enterprises Inc. properties is proceeding along two paths. One is the application to the DOE for a Federal Grant. The other is to seek private financing of the project. These two strategies are not mutually exclusive but also hold the option of developing two or more of the deposits simultaneously.

Recent Corporate Developments

The following significant corporate developments occurred during the year ended August 31, 2016 and the subsequent period through the filing of this Annual Report:

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

Name Change

On March 21, 2016, we changed our name from “Texas Rare Earth Resources Corp.” to “Texas Mineral Resources Corp.”. In connection with the name change we filed a certificate of amendment to our certificate of incorporation with the Secretary of State of the State of Delaware. Management believes the name change reflects the broadening of the Company’s strategic focus on other minerals in addition to rare earth minerals, including lithium, potassium, magnesium, iron and aluminum sulfates.

Liquidity and Capital Resources

As of August 31, 2016, we had a working capital deficit of approximately $856,000. We currently have no working capital and will need to raise additional funding to implement our business strategy.

During the current fiscal year ending August 31, 2017, we plan to complete Stage 1of our metallurgical activities as discussed in the section heading “ITEM 2. PROPERTIES” of this Annual Report. Our budget for this stage of activity was approximately $134,502. To date we have expended approximately that amount on Stage 1 which is now complete. Estimated cost of Stage 2 is $2,015,454, $336,454 of which has been spent; this phase, called milestone 1, of Stage 2 has been modified and augmented by the Defense Logistical Agency. There is no guarantee that we will be able to raise the working capital necessary for balance of Stage 2 activities. After completion of Stage 1, we will use any remaining available capital to begin work on Stage 2 of our metallurgical activities.

The audit opinion and notes that accompany our financial statements for the year ended August 31, 2016, disclose a ’going concern’ qualification to our ability to continue in business. The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its activities is more assured.

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

Results of Operations

Fiscal Years ended August 31, 2016 and 2015

Revenue

We had no operating revenues during the fiscal years ended August 31, 2016 and 2015. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $32.5 million as of August 31, 2016.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the fiscal years ended August 31, 2016 and 2015, in the amount of approximately $216,000 and $522,000, respectively. Expenditures during fiscal year 2016 and 2015 were primarily for metallurgical testing.

Our general and administrative expenses for the fiscal year ended August 31, 2016 were approximately $988,000. This amount included approximately $189,000 in non-cash stock-based compensation to directors and compensation to outside consultants. The remaining expenditures totaling approximately $799,000 were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

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

We had losses from operations for the fiscal years ended August 31, 2016 and 2015 totaling approximately $1,204,000 and $1,973,000, respectively and net losses for the fiscal years ended August 31, 2016 and 2015 totaling approximately $1,214,000 and $1,984,000. We have a gain on sale of asset of approximately $6,000 and $0 for the fiscal years ended August 31, 2016 and 2015, respectively, earned interest and other income netting approximately $450 and $622 for the fiscal years ended August 31, 2016 and 2015, respectively, and accrued interest expense of approximately $16,000 and $12,000 for the fiscal years ended August 31, 2016 and 2015, respectively.

Off-Balance Sheet Arrangements

For the fiscal years ended August 31, 2016 and 2015, we have off-balance sheet arrangements for annual payments in relation to the mineral leases as disclosed in foot note 4 of the financial statements.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position, or cash flow.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are fairly presented in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Management believes that the following critical accounting estimates and judgments have a significant impact on our financial statements; Valuation of options granted to Directors and Officers using the Black-Scholes model, and fair value of mineral properties. The accounting policies are described in greater detail in Note 2 to our audited financial statements for the fiscal year ended August 31, 2016.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Texas Mineral Resources Corp.

Sierra Blanca, Texas

We have audited the accompanying balance sheets of Texas Mineral Resources Corp., (the “Company”) as of August 31, 2016 and 2015, and the related statements of operations, shareholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Mineral Resources Corp., as of August 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company’s absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2017 raise substantial doubt about its ability to continue as a going concern. The 2016 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ LBB & ASSOCIATES LTD., LLP

LBB & Associates Ltd., LLP

Houston, Texas

December 14, 2016

TEXAS MINERAL RESOURCES CORP.

BALANCE SHEETS

	August 31, 2016	August 31, 2015

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,164	$2,938
Prepaid expenses and other current assets	6,667	27,420
Total current assets	11,831	30,358

Property and equipment, net	15,536	47,352
Mineral properties	1,753,446	1,738,447
Deposits	29,710	29,710

TOTAL ASSETS	$1,810,523	$1,845,867

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$252,245	$127,172
Accounts payable - related party	350,288	111,064
Current portion of notes payable	265,387	370,845
Total current liabilities	867,920	609,081
Note payable - net of current portion and discount	—	—
Total liabilities	867,920	609,081

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of August 31, 2016 and August 31, 2015, respectively	—	—
Common stock, par value $0.01; 100,000,000 shares authorized, 44,941,532 and 41,368,015 shares issued and outstanding as of August 31, 2016 and August 31, 2015, respectively	449,416	413,681
Additional paid-in capital	32,990,044	32,106,023
Accumulated deficit	(32,496,857)	(31,282,918)
Total shareholders’ equity	942,603	1,236,786

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,810,523	$1,845,867

The accompanying notes are an integral part of these financial statements.

TEXAS MINERAL RESOURCES CORP.

STATEMENTS OF OPERATIONS

	Year Ended August 31,
	2016	2015

OPERATING EXPENSES
Exploration costs	$216,223	$522,264
General and administrative expenses	987,869	1,450,496

Total operating expenses	1,204,092	1,972,760

LOSS FROM OPERATIONS	(1,204,092)	(1,972,760)

OTHER INCOME (EXPENSE)
Gain on sale of asset	5,698	—
Interest and other income	448	622
Interest and other expense	(15,993)	(12,132)
Total other income (expense)	(9,847)	(11,510)

NET LOSS	$(1,213,939)	$(1,984,270)

Net loss per share:
Basic and diluted net loss per share	$(0.03)	$(0.05)

Weighted average shares outstanding:
Basic and diluted	43,854,977	39,670,068

The accompanying notes are an integral part of these financial statements.

TEXAS MINERAL RESOURCES CORP.

STATEMENTS OF CASH FLOWS

	Year Ended August 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,213,939)	$(1,984,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	27,737	35,650
Gain on sale of asset	(5,698)	—
Stock based compensation	188,756	440,347
Changes in current assets and liabilities:
Prepaid expenses and other assets	20,753	48,907
Accounts payable and accrued expenses	135,075	(27,951)
Accounts payable related party	239,224	102,674
Net cash used in operating activities	(608,092)	(1,384,643)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	9,777	—
Investment in mineral properties	(15,000)	(20,161)
Net cash used in investing activities	(5,223)	(20,161)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on lease note payable	(30,459)	—
Proceeds from loan payable	—	80,000
Cash from sale of common stock	569,500	939,901
Proceeds from units subscribed	71,500	—
Proceeds from notes payable	5,000	—
Net cash provided by financing activities	615,541	1,019,901
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,226	(384,903)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,938	387,841
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,164	$2,938

SUPPLEMENTAL INFORMATION
Interest paid	$15,993	$12,132
Taxes paid	$—	$—

NON-CASH TRANSACTIONS
Conversion of debt into common stock and warrants	$90,000	$—

The accompanying notes are an integral part of these financial statements.

TEXAS MINERAL RESOURCES CORP.

STATEMENTS OF SHAREHOLDERS’ EQUITY

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at August 31, 2014	—	—	37,036,916	370,370	30,769,086	(29,298,648)	1,840,808

Options issued to Officers and Directors					399,572		399,572

Options issued for services					30,775		30,775

Common stock issued for services			58,824	588	9,412		10,000

Common stock issued for cash			4,272,275	42,723	897,178		939,901

Net loss						(1,984,270)	(1,984,270)

Balance at August 31, 2015	—	—	41,368,015	413,681	32,106,023	(31,282,918)	1,236,786

Options issued to Officers and Directors					106,785		106,785

Options issued for services					19,471		19,471

Common stock issued for services			276,017	2,760	59,740		62,500

Common stock issued for cash			2,847,500	28,475	541,025		569,500

Conversion of notes payable to units			450,000	4,500	85,500		90,000

Units subscribed					71,500		71,500

Net loss						(1,213,939)	(1,213,939)

Balance at August 31, 2016	—	—	44,941,532	449,416	32,990,044	(32,496,857)	942,603

The accompanying notes are an integral part of these financial statements.

TEXAS MINERAL RESOURCES CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2016 AND 2015

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

On March 14, 2016, the Company filed a Certificate of Amendment with the Secretary of State of the State of Delaware to amend its Certificate of Incorporation to change the name of the Company from “Texas Rare Earth Resources Corp” to “Texas Mineral Resources Corp”. The amendment was effective on March 21, 2016. The Certificate of Amendment did not make any other amendments to the Company’s Certificate of Incorporation.

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of approximately $32,500,000 as of August 31, 2016 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred, in accordance with generally accepted accounting principles (“GAAP”) – United States.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks. We currently do not have cash deposits at financial institutions in excess of federally insured limits.

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

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (Continued)

Long-lived Assets

The Company reviews the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through operations. To determine if these costs are in excess of their recoverable amount, periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC 360”), Property, Plant and Equipment. The Company’s assets susceptible to impairment analysis are the mineral properties described in foot note 4. The Company has not incurred any impairment losses and, therefore, no impairment is reflected in these financial statements as the mineral leases are in developments stages and are in good standing as of current, see foot note 4.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, services have been performed, the sales price is fixed or determinable, and collectability is probable. We have yet to generate any revenue.

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs including related property and equipment costs. To determine if these costs are in excess of their recoverable amount, periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with ASC 360-10-35-15, Impairment or Disposal of Long-Lived Assets. Exploration costs were approximately $216,000 and $522,000 for the years ended August 31, 2016 and 2015, respectively.

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

Amended 2008 Stock Option Plan

In September 2008, the Board adopted our 2008 Stock Option Plan (the “2008 Plan”), which was also approved by our shareholders in September 2008. In May 2011, the board of directors adopted an amendment to our 2008 Plan (the “Amended 2008 Plan”), which was also approved by our shareholders in August 2011. The Amended 2008 Plan increased the number of shares available for grant from 2,000,000 to up to 5,000,000 shares of our common stock for awards to our officers, directors, employees and consultants. On February 15, 2012, our stockholders approved an increase of 2,000,000 of shares of common stock available for issuance under the amended 2008 Stock Option Plan (the “Plan”). As amended, the Plan provides for 7,000,000 shares of common stock for all awards. On February 24, 2016, the stockholders of the Company approved an amendment to the Company’s 2008 Stock Option Plan, pursuant to which the number of shares available under the plan was increase from 7,000,000 to 9,000,000 shares of common stock. Other provisions of the Amended 2008 Plan remain the same as under our 2008 Plan. As of August 31, 2016, a total of 3,780,000 shares of our common stock remained available for future grants under the Amended 2008 Plan.

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

Recent Accounting Pronouncements

Pronouncements between August 31, 2016 and the date of this filing are not expected to have a significant impact on our operations, financial position, or cash flow, nor does the Company expect the adoption of recently issued, but not yet effective, accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

Joint Venture

On July 15, 2015, we entered into an operating agreement (“Operating Agreement”) with K-Tech, to formalize our joint venture company, Reetech, LLC, a Delaware limited liability company (the “Reetech”), for the purposes of developing, refining and marketing K-Tech’s CIX/CIC process pursuant to the February 24, 2015 letter of intent with K-Tech. Pursuant to the Operating Agreement, K-Tech holds an initial interest of 97.21% of Reetech for the contribution of its technology pursuant to a license to Reetech (the “Reetech License) and TMRC holds an initial interest of 2.79% pursuant to its contribution of cash payment of $391,000 to the prior development of the contributed Technology for the purposes of the joint venture. TMRC has the ability to earn a 49.9% interest in Reetech by contributing up to $7.0 million in cash contributions upon the satisfaction of certain development milestones. Reetech is governed by a board of managers comprised of three managers: one manager appointed by the Company, one manager appointed by K-Tech and one manager appointed by mutual agreement of the Company and K-Tech.

The Company uses the cost method to account for its investment in the joint venture. Under the cost method, the Company recognizes its share of the earnings and losses of the joint venture as they accrue instead of when they are realized. We have elected to expense the initial investment amount of $391,000 as exploration expenses. Based upon information available we have determined there are no significant potential loss liabilities. The Company’s interest in the joint venture remains $0.

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of office furniture, equipment and vehicles. The property and equipment are depreciated using the straight-line method over their estimated useful life of 3-20 years. Our property and equipment, net consist of the following:

	August 31, 2016	August 31, 2015
Furniture & office equipment	$75,606	$85,889
Vehicles	89,185	105,299
Computers & software	48,711	48,711
Field equipment	71,396	71,396
Total cost basis	284,898	311,295
Less: Accumulated depreciation	(269,362)	(263,943)
Property & equipment, net	$15,536	$47,352

Depreciation expense for the years ending August 31, 2016 and 2015 was $27,737 and $35,650, respectively and is included in general and administrative expenses.

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

In August 2016, we paid a delay rental to the State of Texas in the amount of $67,077.

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

Thereafter, assuming production of paying quantities has not been obtained, we may pay additional delay rental fees to extend the term of the lease for successive one (1) year periods pursuant to the following schedule:

NOTE 4 – MINERAL PROPERTIES (Continued)

	Per Acre Amount	Total Amount
November 1, 2015 – 2019	$75	$6,750
November 1, 2020 – 2024	$150	$13,500
November 1, 2025 – 2029	$200	$18,000

In October 2016, we paid a delay rental to the State of Texas of $6,750.

March 2013 Lease

On March 6, 2013, we entered into a lease assignment (the “Lease Assignment Agreement”) with Southwest Range & Wildlife Foundation, Inc., a Texas non-profit corporation (the “Foundation”), pursuant to which the Foundation agreed to assign to us a surface lease identified with the State of Texas as Surface Lease SL20040002 (the “West Lease”), which covers 54,990.11 acres in Hudspeth County, Texas. In exchange for the West Lease, we agreed to: (i) pay the Foundation $500,000 in cash; (ii) issue 1,063,830 of our common shares, par value $0.01 (the “Common Shares”); and (iii) make ten (10) payments to the Foundation of $45,000 each. The first payment was made in June 2013, and the nine (9) subsequent payments due on or before June 1 of each of the following years, such payments to be used by the Foundation to support conservation efforts within the Rio Grande Basin. The Lease Assignment Agreement contains standard representations, warranties and covenants. The closing of the transaction contemplated by the Lease Assignment Agreement was completed on March 8, 2013. As of August 31, 2016 the fourth annual payment of $45,000 was not paid on June 2016, however the Company has received a waiver until May 31, 2017 for payment.

October 2014 Surface Option

In October 2014, we executed an agreement with the Texas General Land Office securing the option to purchase the surface rights covering the potential Round Top project mine and plant areas, and separately a lease to develop the water necessary for the potential Round Top project mine operations.

The option to purchase the surface rights covers approximately 5,670 acres over the mining lease and the additional acreage adequate to site all potential heap leaching and processing operations as currently anticipated by the Company. We may exercise the option for all or part of the option acreage at any time during the sixteen year primary term of the mineral lease. The option can be kept current by an annual payment of $10,000, which has not been paid as of December 14, 2016. The purchase price will be the appraised value of the surface at the time of exercising the option.

The ground water lease secures our right to develop the ground water within a 13,120 acre lease area located approximately 4 miles from the Round Top deposit. The lease area contains five existing water wells. It is anticipated that all potential water needs for the Round Top project mine operations would be satisfied by the existing wells covered by this water lease. This lease has an annual minimum production payment of $5,000 prior to production of water for the operation, which has not been paid as of December 14, 2016. After initiation of production we will pay $0.95 per thousand gallons or $20,000 annually, whichever is greater. This lease remains effective as long as the mineral lease is in effect.

The Pagnotti Enterprises Inc. Memorandum of Understanding

On June 28, 2016 TMRC executed a Memorandum of understanding with Pagnotti Enterprises Inc. (“PEI”) of Wilkes Barre, Pennsylvania, owners of the Jeddo Coal Co., whereby under specified terms TMRC could lease one or more of Jeddo’s deposits located in the anthracite region of northeast Pennsylvania. Research by the Department of Energy (DOE) has shown that these coal deposits and the sandstones and siltstones immediately associated with them contain anomalously high values of rare earth and on particular interest, Scandium. The DOE research to date has indicated that the rare earth can be efficiently extracted from pulverized rock using ammonium sulfate as the lixiviant. TMRC is in the process of preparing an application for a federal grant to design and construct a continuous ion exchange/continuous ion chromatography (CIX/CIC) pilot plant to be delivered to a designated project area in the Appalachian cold province. TMRC and its co-applicants, K-Tech, Inventure Renewables, of Tuscaloosa, Alabama and Penn State University are proposing to plan, develop, design and install the CIX/CIC pilot plant at one of the Jeddo Coal properties. The award of this grant is expected to be in March 2017. The application for this award is competitive and others are participating.

Under the terms of the Memorandum of Understanding (MOU) signed 28 June 2016, TMRC had a six months term to perform the necessary due diligence and to technically and economically evaluate the properties. Upon execution of the MOU TMRC and PEI will have six months to draft and execute a formal lease agreement containing all the standard terms of mining lease agreements. TMRC will be obligated to pay a $5,000 per month rental or a 12% royalty whichever is greater upon execution of the lease with PEI. TMRC has asked for and received an extension of the original six months due diligence period to the new due date of June 30, 2017.

NOTE 5 – NOTES PAYABLE

In relation to the Foundation lease discussed in Note 4 the Company recorded a note payable for an amount for the initial $45,000 due upon signing of lease and the nine (9) future payments due of $45,000 which has been recorded at its present value discounted with an imputed interest rate of 5% for a total note payable of $364,852. During the fiscal year ended August 31, 2016 we have not paid the fourth installment of our surface lease in the amount of $45,000 to the Southwest Wildlife Foundation. As a result the full amount of the note payable has been classified as currently due. The Company has received a waiver till May 31, 2017 for the June 2016 payment. The note payable balance as of August 31, 2016 and 2015 was $260,387 and $290,845, respectively. The Company has also accrued interest expense as of August 31, 2016 and 2015 of $18,750 and $18,292, respectively which is included in accrued liabilities.

Note Settlement Agreements

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

In connection with our offering of Units (See Note 7), on December 7, 2015, we entered into two separate note settlement agreements with Leo E Mindel Non-GST Exempt Family Trust and Sunny Mindel (collectively, the “Holders”), respectively (the “Note Settlement Agreements”). Pursuant to the Note Settlement Agreements, each Holder agreed that in exchange for each $40,000 principal amount unsecured note of the Company due November 24, 2015 (each a “Note”) held by each Holder, that each Holder would reinvest the amounts due and payable under the Notes into the Offering and the amounts due and payable thereunder would be settled by issuing Units. In connection with the Offering (See Note 7) and the Note Settlement Agreements, we issued 200,000 Units to each Holder for the exchange and cancellation of each Note and the amounts due and payable thereunder held by each Holder.

Settlement Agreement

In connection with the offering of Units, on December 7, 2015, we entered into a settlement agreement (the “Settlement Agreement”) with Southwest Range & Wildlife Foundation (“Southwest”). On March 3, 2013, we entered into a lease assignment agreement (the “Lease Agreement”) pursuant to which Southwest assigned to the Company its surface lease covering property located in Hudspeth County, Texas in exchange for the Company agreeing, in part, to pay Southwest ten (10) payments of $45,000 each, payable on June 1 each year beginning June 1, 2013 . The Company had not paid the $45,000 payment due and payable to Southwest on June 1, 2015. Pursuant to the Settlement Agreement, Southwest agreed to invest $10,000 of the amounts due and payable under the Lease Agreement into Units issued in connection with the Offering. In connection with the Settlement Agreement, we issued 50,000 Units to Southwest in exchange for the investment of $10,000 of the amounts due and payable under the Lease Agreement into Units issued in the Offering. The remaining amount due was paid in cash on December 7, 2015.

The total amount of notes payable converted as mentioned above in connection with the Offering was $90,000.

On July 1, 2016 the Company entered into two loans for $2,500 each from two directors of the Company. The loans are due July 1, 2017, non-interest accruing, and unsecured. As additional consideration for the loans, we issued 5,000 common stock purchase warrants to each individual. The warrants have an exercise price of $0.10 and term of five years. The loans have a relative fair value of $3,815 and the warrants have a relative fair value of $1,185 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.00% (ii) estimated volatility of 185% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years.

NOTE 6 – INCOME TAXES

The following table sets forth a reconciliation of the federal income tax benefit to the United States federal statutory rate for the years ended August 31, 2016 and 2015:

	2016	2015
Loss before provision for income taxes	$(1,213,939)	$(1,984,270)

Income tax benefit at 34% statutory rate	412,739	674,652

Non-deductible business meals and entertainment	(206)	(1,000)

Increase in valuation allowance	(412,533)	(673,652)

	$—	$—

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as a deferred tax asset and liability.  Significant components of the deferred tax assets are set out below along with a valuation allowance to reduce the net deferred tax asset to zero.

Management has established a valuation allowance because of the potential that the tax benefits underlying deferred tax asset may not be realized.  Significant components of our deferred tax asset at August 31, 2016 and 2015 are as follows:

	2016	2015
Net operating loss carryforward	$4,189,910	$3,889,208

Stock-based compensation	1,649,967	1,613,660

Assets, exploration cost, depreciation and amortization	3,703,770	3,630,253

Less valuation allowance	(9,543,646)	(9,133,121)

Net deferred tax asset	$—	$—

As a result of a change in control effective in April 2007, our net operating losses prior to that date may be partially or entirely unavailable, by law, to offset future income and, accordingly, are excluded from the associated deferred tax asset.

The gross net operating loss carryforward in the approximate amount of $12,178,000 will begin to expire in 2022.  We file income tax returns in the United States and in one state jurisdiction.  With few exceptions, we are no longer subject to United States federal income tax examinations for fiscal years ending before 2011, and is no longer subject to state tax examinations for years before 2010.

We also record any financial statement recognition and disclosure requirements for uncertain tax positions taken or expected to be taken in a tax return.  Financial statement recognition of the tax position is dependent on an assessment of a 50% or greater likelihood that the tax position will be sustained upon examination, based on the technical merits of the position.  Any interest and penalties related to uncertain tax positions are recorded as interest expense. We believe we have no uncertain tax positions at August 31, 2016 and 2015.

NOTE 7 – SHAREHOLDERS’ EQUITY

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

During prior year on January 21, 2015 we completed our previously announced rights offering. We raised approximately $940,000 in aggregate gross proceeds, before expenses, through shareholder subscriptions for 4,272,275 Units including the exercise of over-subscription rights. Each Unit consisting of one share of the Company’s common stock, one five year non-transferable Class A warrant exercisable for one share of the Company’s common stock at $0.35 per share and one five-year non-transferable Class B warrant exercisable for one share of the Company’s common stock at $0.50 per share. The Black-Scholes pricing model was used to estimate the relative fair value of the 8,544,550 warrants issued during the period, using the assumptions of a risk free interest rate of 1.39%, dividend yield of 0%, volatility of 195%, and an expected life of 5 years. The Class A and B warrants have a relative fair value of approximately $305,000 and $303,000 respectively and recorded in additional paid-in capital.

On December 7, 2015, we closed a private placement (“Offering”) of the Company’s units with various accredited investors for aggregate gross proceeds to the Company of approximately $569,500 in cash and $90,000 for conversion of notes payable. Each unit issued (“Units”) in the Offering consists of: (i) one share of common stock of the Company, par value $0.01 per share and (ii) two common stock purchase warrants. Each warrant entitles the holder thereof to purchase one Common Share at a price of $0.35 per warrant Share until December 7, 2020. The common stock has a relative fair value of $224,595 and the warrants have a relative fair value of $434,905 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.59-1.70 (ii) estimated volatility of 191% (iii) dividend yield of 0.00% and (iv) expected life of the options of five years.

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

From September 2015 through August 2016 the Board approved a total grant of 120,000 options to a consultant to the Company. The options are exercisable at $0.30 per share for a period of five years. All options vest immediately. With respect to these options, the Black-Scholes pricing model was used to estimate the fair value of the 120,000 options issued during the period to this advisor, using the assumptions of a risk free interest rate of 1.21% to 1.78%, dividend yield of 0%, volatility of 182% to 191%, and an expected life of 5 years. These options were expensed immediately in the amount of approximately $19,471.

We have recognized stock compensation expense of $106,785 for 1,425,000 stock options issued in prior year to members of the board. The remaining expense to be recognized is $0.

During the year ended August 31, 2016 the Company recognized approximately $62,500 in stock compensation expense for 276,017 common shares issued to outside consultants for services.

As of August 31, 2016 the Company received proceeds of $71,500 for units of our common stock from various investors. As of the date of this filing, the Company has not received the investors’ subscription agreements for the shares. Consequently, these shares have not yet been issued but we anticipate that we will receive the subscription agreements in the near future and at which time we will issue the shares of our common stock to the investors.

We have 44,941,532 shares of our common stock outstanding as of August 31, 2016.

NOTE 7 – SHAREHOLDERS’ EQUITY (Continued)

The following table sets forth certain information as of August 31, 2016 and 2015 concerning our common stock that may be issued upon the exercise of options not under the Amended 2008 plan and pursuant to purchases of stock under the Amended 2008 Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Grant Date Fair Value
Outstanding at August 31, 2014	4,965,000	$1.13	4.94	$11,457,204

Options granted	1,325,000	0.22	7.45	307,328

Options exercised	—	—	—	—

Options cancelled/forfeited/expired	—	—	—	—

Outstanding at August 31, 2015	6,290,000	0.94	4.67	11,764,532

Vested and exercisable at August 31, 2015	6,232,905	0.94	4.67	11,764,532

Options granted	120,000	0.30	4.53	19,471

Options exercised	—	—	—	—

Options cancelled/forfeited/expired	(775,000)	—	—	—

Outstanding at August 31, 2016	5,635,000	$0.61	3.43	$11,784,003

Vested and exercisable at August 31, 2016	5,635,000	$0.61	3.43	$11,784,003

NOTE 7 – SHAREHOLDERS’ EQUITY (Continued)

Warrants

Warrant activity for the years ended August 31, 2016 and 2015 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Grant Date Fair Value
Outstanding at August 31, 2014	9,587,000	$2.57	1.54	$3,659,998

Warrants granted	8,704,550	0.42	4.39	631,421

Warrants exercised	—	—	—	—

Warrants cancelled/forfeited/expired	—	—	—	—

Outstanding at August 31, 2015	18,291,550	1.54	2.37	4,291,419

Vested and exercisable at August 31, 2015	18,291,550	1.54	2.37	4,291,419

Warrants granted	6,605,000	0.35	4.24	434,905

Warrants exercised	—	—	—	—

Warrants cancelled/forfeited/expired	(9,587,000)	—	—	—

Outstanding at August 31, 2016	15,309,550	$0.39	3.75	$4,726,324

Vested and exercisable at August 31, 2016	15,309,550	$0.39	3.75	$4,726,324

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company had accounts payable to related parties in the amount of approximately $350,000 and $111,000 as of August 31, 2016 and 2015, respectively.

The Company rents office space on a month to month basis of $1,600 from a director. Rent expense for August 31, 2016 and 2015 was approximately $15,000 and $300, respectively. The entire space is currently subleased to a tenant.

NOTE 9 – SUBSEQUENT EVENTS

As of December 14, 2016 the Company has not paid their annual renewal option for the October 2014 Surface Option and ground water lease of $15,000 total. As a result this could affect the viability of the West Lease from Southwest Range & Wildlife Foundation, Inc.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended August 31, 2016, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Management determined that our disclosure controls and procedures were not effective during the period covered by this Annual Report because during the period the Company held its annual meeting of stockholders on February 24, 2016, but failed to include in its proxy statement for the meeting prepared under Regulation 14A of the Securites Exchange Act of 1934, as amended (the “Exchange Act”), an advisory vote to approve the compensation of our named executive officers as was required under Rule 14a-21(a) under the Exchange Act. The omission was inadvertent and the Company intends to include the advisory vote to approve the compensation of its named executive officers in its proxy statement under Regulation 14A for its next annual meeting of stockholders to be held in early 2017. The Company is implementing additional internal procedures, to ensure that all requirements, including the requirements of Rule 14a-21, are met in future filings.

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

Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2016. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2016 (COSO). Based on our assessment, we have concluded that, as of August 31, 2016, our internal controls over financial reporting were effective based on those criteria.

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

Changes to Internal Control over Financial Reporting

There have not been changes in our internal control over financial reporting during the year ended August 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our current directors and executive officers.  The term for each director expires at our next Annual Meeting or until his or her successor is appointed and qualified.  The ages of the directors and officers are shown as of November 21, 2016.

Name	Age	Current Office with Company	Positions Held Since
Daniel E. Gorski	79	Director Chief Executive Officer	January 2007 August 2012
Anthony Marchese	60	Director	December 2009
Cecil Wall	85	Director	August 2012
Nicholas Pingitore	72	Director	August 2012
Laura Lynch	58	Director Vice President External Affairs	June 2013 June 2013
James Wolfe	80	Director	August 2012
Wm Chris Mathers	57	Chief Financial Officer	February 2016

Directors

Daniel E. Gorski – Mr. Gorski has served as a director of the Company since January 2006 and as the Company’s chief executive officer since August 2012.  Prior thereto, Mr. Gorski served as the Company’s president and chief executive officer from January 2007 to May 2011 and chief operating officer from May 2011 to December 2011.  From July 2004 to January 2006, Mr. Gorski was the co-founder and vice president of operations for High Plains Uranium Inc., a uranium exploration and development company that went public on the Toronto Stock Exchange in December 2005.  Between June 1996 to May 2004, Mr. Gorski served as an officer and director of Metalline Mining Co., a publicly traded mining and development company with holdings in the Sierra Mojada Mining District, Coahuila, Mexico.  From January 1992 to June 1996, Mr. Gorski was the exploration geologist under contract to USMX Inc. and worked exclusively in Latin America.  Mr. Gorski earned a BS in 1960 from Sul Ross State College, in Alpine, Texas and an MA in 1970 from the University of Texas in Austin, Texas.  Mr. Gorski has over forty-three years of experience in the mining industry.

Mr. Gorski’s extensive technical knowledge and experience in the mining industry combined with his historical relationship with the Company’s principal property, the Round Top project, permits Mr. Gorski to provide the Board with valuable insight to the exploration and development of the Round Top project. Accordingly, the Board believes that Mr. Gorski should serve on the Board.

Anthony Marchese – Mr. Marchese has served as a director since December 2009.  Since May 2012, Mr. Marchese has served as a Managing Director of the Capital Markets Group at TriPoint Global Equities, LLC, a New York based FINRA member broker/dealer.  Mr. Marchese also serves as the general partner and chief investment officer of the Insiders Trend Fund, LP, an investment partnership whose mandate is to invest in those public companies whose officers and/or directors have been active acquirers of their own stock.  Mr. Marchese’s prior experience includes Axiom Capital Management, Inc. (Managing Director – 2011-2012), Monarch Capital Group, LLC (President and Chief Operating Officer – 2003 to 2011), Laidlaw Equities (senior vice president - April 1997 to March 2002), Southcoast Capital (senior vice president – May 1988 to April 1997), Oppenheimer & Co (limited partner – September 1982 to May 1988), Prudential-Bache (vice president – July 1981 to August 1982) and the General Motors Corporation (analyst – June 1980 to June 1981).  Mr. Marchese served in the military with the Army Security Agency and the U.S. Army Intelligence and Security Command.  Mr. Marchese received an MBA in Finance from the University of Chicago.

Mr. Marchese provides the Board with exceptional leadership and management knowledge, having gained extensive management and corporate finance experience during the course of his career. Mr. Marchese’s specific experience, qualifications, attributes and skills described above led the Board to conclude that Mr. Marchese should serve as a member of the Board of Directors.

 Cecil C. Wall – Cecil C. Wall was born in Duchene County, Utah in 1931. Mr. Wall attended Carbon County College and Utah State University. In 1969, he acquired control of a publicly traded company, Altex Oil Co. (formerly known as Mountain Valley Uranium), listed on the American Stock Exchange. Under Mr. Wall’s leadership, Altex established a 20,000 acre position in what became the Greater Altamont Field at Altamont, Utah. Mr. Wall sold his interest in Altex in 1985. Mr. Wall was also part of the founding group for the 2007 reorganization of Standard Silver Corp. which became TMRC. He sat on the TMRC board of directors and served as the Secretary and Treasurer from January 2004 to April 2012. He is currently the manager for C-Wall Investment Company, LLC, a Utah Limited Liability Company. In addition, he is the president of several family-owned private companies, and he brings wide business experience and close relations with many of the original shareholders.

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

 Dr. Nicholas Pingitore – Dr. Nicholas Pingitore was born in New York City in 1944. Dr. Pingitore holds an AB degree from Columbia College (NYC, 1965) and a Masters (ScM) and PhD from Brown University (Providence RI, 1968 & 1973) in Geology. Since 1977, he has held a full-time faculty appointment at UTEP. In addition to being a Texas Licensed Geoscientist, Dr. Pingitore is a member of the American Chemical Society, Geochemical Society, American Association for the Advancement of Science, American Geophysical Union, Materials Research Society, Mineralogical Society of America, Society for American Archaeology, Society for Commercial Archaeology, American Rock Art Research Association, International Society for Reef Studies, Society of Economic Paleontologists and Mineralogists, and Society of the Sigma Xi. He has served for 25 years as Director of UTEP’s Electron Microprobe Laboratory, and he expects to use this instrument to study the Round Top minerals. The 2,500-foot-square geochemical laboratory that Dr. Pingitore also anticipates using to conduct research sponsored by TMRC includes three x-ray fluorescence units, a high resolution inductively coupled plasma mass spectrometer, various optical microscopes, and sample preparation facilities. Since 2000, he has been project director of approximately $7,000,000 in research funding, and a co-investigator on another $10,000,000 in grants. He has established a record for successfully managing and completing large institutional projects on time and on budget. Dr. Pingitore considers Round Top to be a national treasure. He is ready to bring his wide geologic and chemical experience, his project skills, and his insight from decades of investment in the extractive industries, to help unlock the riches of this deposit.

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

Laura Lynch – Ms. Lynch is a graduate of the University of Texas at Austin. Ms. Lynch is currently a Partner at the CL Ranch, a ranching/farming/mining operation in Hudspeth County. CL ranch is active in the mining and distribution of gypsum. Ms. Lynch has deep ties to the El Paso, Ft. Worth and Austin business communities and currently works as the Vice President of External Affairs to the Company pursuant to a consulting agreement in which Ms. Lynch assists the Company in community relations and land acquisition.

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

Dr. James R. Wolfe – Dr. Wolfe and the firm he co-founded in 1995, Pacific Materials Resources, Inc. (“PMR”), were among the pioneers of the China-U.S. rare earth industry and trade. As Vice President of PMR from 1995 to 2010, Dr. Wolfe interfaced between the major rare earth producers in China and a broad spectrum of rare earth consumers in the U.S. Prior to founding PMR, from 1992 to 1995, Dr. Wolfe was President of MPV Lanthanides, Inc., a rare earth joint venture between China Metallurgical Import/Export of Inner Mongolia and U.S. interests. From 1979 to 1995, Dr. Wolfe’s professional interests centered on resource recovery from industrial and mining wastes. He served as a consultant to the steel industry, co-founded Exmet Corporation (zinc from smelter dust) and served as Executive Vice President of Williams Strategic Metals, Inc. and its predecessor, Nedlog Technology Group, Inc. Dr. Wolfe developed and implemented projects for the recovery of cobalt from slags, indium from smelter dusts, and rare earths from mine tailings. In 1970, while he was employed by the Lawrence Livermore Laboratory, Dr. Wolfe invented and patented a plasma method for producing ultra-fine refractory metal carbides. He co-founded Cal-Met Industries, Inc. in 1973 to commercialize the plasma technology. Cal-Met was bought by Fansteel Corporation in 1975. Dr. Wolfe was employed by Fansteel from 1975 to 1979 to implement the plasma technology for the manufacture of drill bits and cutting tools. Dr. Wolfe was employed by the AVCO Corporation as a space research scientist from 1965 to 1968, while working for his doctorate. Dr. Wolfe received his BS and MS in Metallurgical Engineering from the University of Washington and his PhD from the University of Missouri-Rolla in 1968. He is currently the Secretary and Trustee of The Biella Foundation.

Mr. Wolf’s experience and knowledge in the rare earth sector and his education metallurigcal engineering are valuable to the Board as it assesses its potential mine development plan at its exploration stage Round Top project.  Mr. Wolf’s specific experience, qualifications, attributes and skills described above led the Board to conclude that Mr. Wolf should serve as a member of the Board of Directors.

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

CORPORATE GOVERNANCE

Board of Directors Structure

The Company’s current bylaws require the Board to consist of one or more directors, the number of directors to be determined from time to time by resolution of the stockholders or by resolution of the Board.  The current Board is composed of six directors.

Director Independence

The Company has six directors as of November 21, 2016, including four independent directors, as follows:

–	Anthony Marchese
–	Cecil Wall
–	Nicholas Pingitore
–	James R Wolfe

An “independent” director is a director whom the Board has determined satisfies the requirements for independence under Section 803A of the NYSE MKT Company Guide.

Meetings of the Board and Board Member Attendance at Annual Meeting

During the fiscal year ending August 31, 2016, the Board held three (3) meetings of the Board.  None of the incumbent Directors attended fewer than 75% of the board meetings which occurred during their tenure on the Board.

Board members are not required to attend the Annual Meeting.

Communications to the Board

Stockholders who are interested in communicating directly with members of the Board, or the Board as a group, may do so by writing directly to the individual Board member c/o Corporate Secretary, at 1124 24th Street, Galveston, Texas 77550. The Company’s Secretary will forward communications directly to the appropriate Board member.  If the correspondence is not addressed to the particular member, the communication will be forwarded to a Board member to bring to the attention of the Board.  The Company’s Secretary will review all communications before forwarding them to the appropriate Board member.

Board Committees

The Board has established three board committees: an Audit Committee, a Compensation Committee, and a Corporate Governance and Nominating Committee.

The information below sets out the current members of each of the Company’s board committees and summarizes the functions of each of the committees in accordance with their mandates.

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

The Audit Committee is responsible for the oversight of the Company’s accounting and financial reporting processes.  This includes the selection and engagement of the Company’s independent registered public accounting firm and review of the scope of the annual audit, audit fees and results of the audit.

The Audit Committee meets with our management and our external auditors to review matters affecting financial reporting, the system of internal accounting and financial controls and procedures and the audit procedures and audit plans. The Audit Committee reviews our significant financial risks, is involved in the appointment of senior financial executives and annually reviews our insurance coverage and any off-balance sheet transactions.

The Audit Committee monitors the Company’s audit and the preparation of financial statements and all financial disclosure contained in the Company’s SEC filings. The Audit Committee appoints the Company’s external auditors, monitors their qualifications and independence and determines the appropriate level of their remuneration. The external auditors report directly to the Audit Committee. The Audit Committee has the authority to terminate the Company’s external auditors’ engagement and approve in advance any services to be provided by the external auditors that are not related to the audit.

During the fiscal year ended August 31, 2016, the Audit Committee met once. A copy of the Audit Committee charter is available on the Company’s website at www.TMRC.com.

Audit Committee Report

The Company’s Audit Committee oversees the Company’s financial reporting process on behalf of the Board.  The Committee has three (3) members, each of whom is “independent” as determined under Rule 10A-3 of the Exchange Act and the rules of the NYSE MKT. The Committee operates under a written charter adopted by the Board.

The Committee assists the Board by overseeing the (1) integrity of the Company’s financial reporting and internal control, (2) independence and performance of the Company’s independent auditors, (3) and provides an avenue of communication between management, the independent auditors and the Board.

In the course of providing its oversight responsibilities regarding the audited annual financial statements for the year ended August 31, 2016, the Committee reviewed the audited annual financial statements for the year ended August 31, 2016 with management and the Company’s independent auditors. The Committee reviewed accounting principles, practices, and judgments as well as the adequacy and clarity of the notes to the financial statements.

The Committee reviewed the independence and performance of the independent auditors who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, and such other matters as required to be communicated by the independent auditors in accordance with Statement of Auditing Standards 61, as superseded by Statement of Auditing Standard 114 – the Auditor’s Communication With Those Charged With Governance, as modified or supplemented.

The Committee meets with the independent auditors to discuss their audit plans, scope and timing on a regular basis, with or without management present. The Committee has received the written disclosures and the letter from the independent auditors required by applicable requirements of the Public Company Accounting Oversight Board for independent auditor communications with Audit Committees concerning independence, as may be modified or supplemented.

In reliance on the reviews and discussions referred to above, the Committee recommended to the Board, and the Board has approved, that the audited financial statements be included in the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended August 31, 2015. The Committee and the Board have also recommended the selection of LBB & Associates Ltd., LLP as independent auditors for the Company for the fiscal year ending August 31, 2016.

Submitted by the Audit Committee Members

–	Anthony Marchese (Chairman)
–	Nicolas Pingitore
–	Cecil Wall

Compensation Committee

The Company has a Compensation Committee comprised of three (3) directors, each of whom, in the opinion of the Board, are independent (under Section 803A of the NYSE MKT Company Guide): Cecil Wall (Chairman), James Wolfe and Anthony Marchese.

The Compensation Committee charter that complies with the requirements of the NYSE MKT.  The Compensation Committee is responsible for considering and authorizing terms of employment and compensation of executive officers and providing advice on compensation structures in the various jurisdictions in which the Company operates. The Company’s Chief Executive Officer may not be present during the voting determination or deliberations of his or her compensation; however, the Compensation Committee does consult with the Company’s Chief Executive Officer in determining and recommending the compensation of directors and other executive officers.

In addition, the Company’s Compensation Committee reviews both our overall salary objectives and significant modifications made to employee benefit plans, including those applicable to executive officers, and proposes awards of stock options.  The Compensation Committee has determined that the Company’s compensation policies and practices for its employees generally, not just executive officers, are not reasonably likely to have a material adverse effect on the Company.

The Compensation Committee does not and cannot delegate its authority to determine director and executive officer compensation.  Our Compensation Committee and management did not engage the services of an external compensation consultant during fiscal year 2016.

During the fiscal year ended August 31, 2016, the Compensation Committee met twice. A copy of the Compensation Committee charter is available on the Company’s website at www.TMRC.com.

Compensation Committee Interlocks and Insider Participation

There are no Compensation Committee or Board interlocks among the members of the Company’s Board.

Corporate Governance and Nominating Committee

General

The Company has a Corporate Governance and Nominating Committee composed of 3 directors, Laura Lynch (Chairman), James Wolfe and Nicholas Pingitore two of whom, in the opinion of the Board are independent (under Section 803A of the NYSE MKT Company Guide): James Wolfe and Nicholas Pingitore.

The Company’s Corporate Governance and Nominating Committee are responsible for developing the Company’s approach to corporate governance issues. The Committee evaluates the qualifications of potential candidates for director and recommends to the Board nominees for election at the next annual meeting or any special meeting of stockholders, and any person to be considered to fill a Board vacancy resulting from death, disability, removal, resignation or an increase in Board size. The Committee has not adopted a formal policy which sets forth the criteria the Board will assess in connection with the consideration of a candidate.  Instead the Committee considers a multitude of qualifications and characteristics, including the candidate’s integrity, reputation, judgment, knowledge, independence, experience, accomplishments, commitment and skills, all in the context of an assessment of the perceived needs of the Board at that time.

During the fiscal year ended August 31, 2016, the Corporate Governance and Nominating Committee met once. A copy of the Corporate Governance and Nominating Committee charter is available on the Company’s website at www.TMRC.com.

Board Diversity

The Company does not have a formal policy regarding diversity in the selection of nominees for directors.  The Corporate Governance and Nominating Committee does, however, consider diversity as part of its overall selection strategy.  In considering diversity of the Board as a criteria for selecting nominees, the Corporate Governance and Nominating Committee takes into account various factors and perspectives, including differences of viewpoint, professional experience, education, skills and other individual qualities and attributes that contribute to Board heterogeneity, as well as race, gender and national origin. The Corporate Governance and Nominating Committee seeks persons with leadership experience in a variety of contexts. The Corporate Governance and Nominating Committee believes that this conceptualization of diversity is the most effective means to implement Board diversity. The Corporate Governance and Nominating Committee will assess the effectiveness of this approach as part of its annual review of its charter.

Recommendations to the Board

The Committee will consider recommendations for director nominees made by stockholders and others if these individuals meet the criteria for consideration. For consideration by the Committee, the nominating stockholder or other person must provide the Corporate Secretary at the Company’s principal offices with information about the nominee, including the detailed background of the suggested candidate that will demonstrate how the individual meets the Company’s director nomination criteria. If a candidate proposed by a stockholder meets the criteria, the individual will be considered on the same basis as other candidates.

Board Leadership Structure

The Board has reviewed the Company’s current Board leadership structure in light of the composition of the Board, the Company’s size, the nature of the Company’s business, the regulatory framework under which the Company operates, the Company’s stockholder base, the Company’s peer group and other relevant factors.  Considering these factors the Board has determined to have a separate Chief Executive Officer and Chairman of the Board.  The Chairman of the Board is a non-executive position.  The Board has determined that this structure is currently the most appropriate Board leadership structure for the Company.  The Board noted the following factors in reaching its determination:

•	The Board acts efficiently and effectively under its current structure.
•	A structure of a separate Chief Executive Officer and non-executive Chairman of the Board puts the Company in the best position efficiently handle major issues facing the Company on a day-to-day and long-term basis, and still ensure that the Board is in the best position to have an independent director identify key risks and developments facing the Company and have those risks and developments brought promptly to the Board’s attention.
•	This structure eliminates the potential for confusion and duplication of efforts at the highest executive level.
•	Companies within the Company’s peer group utilize similar Board structures.

The Company’s non-executive Chairman of the Board acts as a lead independent director.  Given the size of the Board, the Board believes that having a non-executive Chairman of the Board combined with the presence of three other independent directors out of the six directors on the Board and independent directors sitting on all of the Board’s committees is sufficient independent oversight of the Chief Executive Officer.  The independent directors work well together in the current board structure and the Board does not believe that selecting a lead independent director outside of the non-executive Chairman of the Board would add significant benefits to the Board’s oversight role.

The Board of Director’s Role in Risk Management Oversight

The understanding, identification and management of risk are essential elements for the successful management of the Company. Risk oversight begins with the Board and the Audit Committee. The Audit Committee consists of Anthony Marchese, Nicolas Pingitore and Cecil Wall, each an independent director.

The Audit Committee reviews and discusses policies with respect to risk assessment and risk management. The Audit Committee also has oversight responsibility with respect to the integrity of the Company’s financial reporting process and systems of internal control regarding finance and accounting, as well as its financial statements.

At the management level, an internal audit provides reliable and timely information to the Board and management regarding the Company’s effectiveness in identifying and appropriately controlling risks. Annually, management presents to the Audit Committee a report summarizing the review of the Company’s methods for identifying and managing risks.

Additionally, the Company’s Corporate Governance and Nominating Committee reviews the risks related to succession planning and the independence of the Board.  The Compensation Committee reviews the risks related to the Company’s various compensation plans.

In the event that a committee is allocated responsibility for examining and analyzing a specific risk, such committee reports on the relevant risk exposure during its regular reports to the entire Board to facilitate proper risk oversight by the entire Board.

Based on a review of the nature of operations, the Board does not believe that any areas of the Company have incentive to take excessive risks that would likely have a material adverse effect on the Company’s operations.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years stated for those persons who were, at August 31, 2016 named executive officers.  ”Named Executive Officer” means: (a) each Chief Executive Officer, (b) each Chief Financial Officer, (c) each of the three most highly compensated executive officers, or the three most highly compensated individuals acting in a similar capacity, other than the Chief Executive Officer and Chief Financial Officer, at the end of the most recently completed financial year; and (d) each individual who would be an NEO under paragraph (c) but for the fact that the individual was neither an executive officer of the Company, nor acting in a similar capacity, at the end of that financial year.

 Summary Compensation Table

Name and principal position (a)	Year (b)	Salary (US$) (c)	Option Awards (US$) (f)		All Other Compensation (US$) (i)	Total compensation (US$) (j)
Daniel Gorski	2016	$120,000	$0		$0	$175,000
Chief Executive Officer and	2015	$120,000	$55,000	(1)(2	$0	$175,000
Former Chief Operating Officer	2014	$120,000	$26,400	(1)	$0	$146,400

Wm Chris Mathers	2016	$60,000	$0		$0	$60,000

Chief Financial Officer

(1)	On December 8, 2013, our Board approved and granted 60,000 options Mr. Gorski. These options were originally exercisable at $0.50 per share for a period of ten years, vesting immediately and at a fair value of $30,000 using the Black-Sholes pricing model. On March 3, 2014, our Board approved the repricing of these 60,000 options to $0.45. With respect to the repricing of these options, the Black-Scholes pricing model was used to estimate the fair value of the 60,000 options, using the assumptions of a risk free interest rate of 0.39%, a dividend yield of 0%, volatility of 290% and an expected life of 9.75 years. The options were expensed in full during the third quarter 2014 in the amount of approximately $26,400.
(2)	On February 19, 2015, our Board approved and granted 250,000 options to Mr. Gorski. These options are exercisable at $0.22 per share for a period of ten years, vesting immediately and at a fair value of $55,000 using the Black-Sholes pricing model. With respect to these options, the Black-Scholes pricing model was used to estimate the fair value of the 250,000 options, using the assumptions of a risk free interest rate of 0.39%, a dividend yield of 0%, volatility of 268% and an expected life of 10 years.

Executive Compensation Agreements and Summary of Executive Compensation

Report on Executive Compensation

During the year ended August 31, 2016, the Board and the Company’s Compensation Committee, was responsible for establishing a compensation policy and administering the compensation programs of the Company’s executive officers.

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

 In this regard, during the fiscal year ended August 31, 2016, Compensation Committee and the Board did not authorize the issuance of stock option awards to named executive officers.

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

Outstanding Equity Awards At Fiscal Year-End

There were 5,635,000 stock options fully vested and outstanding as of August 31, 2016.

Nonqualified Deferred Compensation

The Company does not offer nonqualified deferred compensation to any of its named executive officers.

DIRECTOR COMPENSATION

 The following table sets forth the compensation granted to our directors during the fiscal year ended August 31, 2016.  Compensation to directors that are also named executive officers is detailed above and is not included on this table.

Name	Fees Paid or Earned in Cash ($)	Fee Paid or Earned in Stock ($)	Option Awards ($)	Total ($)
(a)	(b)	(c)	(d)	(h)
Anthony Marchese	$28,000	$0	$60,000	$88,000
Cecil Wall	$12,000	$5,000	$11,000	$28,000
Nicholas Pingitore	$8,500	$3,500	$11,000	$23,000
James Wolfe	$11,500	$1,500	$11,000	$24,000
Laura Lynch	$16,000	$0	$11,000	$27,000
Jack Lifton	$11,500	$0	$22,000	$33,500
Eric Noyrez	$7,667	$0	$84,000	$91,667

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information as of November 16, 2016, regarding the ownership of the Company’s common stock by: (i) each named officer, each director and all of the Company’s directors and executive officers as a group; and (ii) each person who is known by us to own more than 5% of the Company’s shares of common stock.  The number of shares beneficially owned and the percentage of shares beneficially owned are based on 44,882,708 shares of common stock outstanding as of November 16, 2016.

Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. Shares subject to options that are exercisable within 60 days following November 16, 2016 are deemed to be outstanding and beneficially owned by the optionee for the purpose of computing share and percentage ownership of that optionee but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percent of Class Beneficially Owned
G.W. McDonald	5,066,750		11.3%
Daniel E. Gorski	5,873,640	(1)	12.9%
Anthony Marchese	2,327,500	(2)	5.0%
Cecil Wall	899,923	(3)	2.0%
Nicholas Pingitore	978,940	(4)	2.1%
James Wolfe	690,000	(5)	1.5%
Laura Lynch	212,000	(6)	*
Wm Chris Mathers	—		*
All directors and executive officers as a group (7 persons)	10,982,003		36.9%
John C Tumazos	2,513,597	(7)	5.7%
SC Fundamental Value Fund LP	10,557,900	(8)	21.0%

* Less than 1%.

(1)	Represents 5,200,000 shares of common stock, (i) 60,000 shares of common stock acquirable upon exercise of a 10 year option at an exercise price of $0.50 per share,, (ii) 250,000 shares of common stock acquirable upon exercise of a 10 year option at an exercise price of $0.22 per share, and (iii) 363,640 shares of common stock acquirable upon exercise of 5 year warrants at an exercise price of $0.35 per share.
(2)	Represents (i) the following securities registered in the name of Mr. Marchese (a) 435,000 shares of common stock, (b) a 3.5 year option to purchase up to 45,000 shares of common stock at an exercise price of $0.45 per share, (c) a ten year option to purchase up to 100,000 shares of common stock at an exercise price of $0.45 per share (d) a five year option to purchase up to 150,000 shares of common stock at an exercise price of $0.45 (e) a five year option to purchase up to 175,000 shares of common stock at an exercise price of $0.45, (f) a five year option to purchase up to 250,000 shares of common stock at an exercise price of $0.45, (g) a five year option to purchase up to 225,000 shares of common stock at an exercise price of $0.45 and (h) a ten year option to purchase up to 240,000 shares of common stock at an exercise price of $0.45; (i) two five year warrants to purchase up to 145,000 shares of common stock at an exercise price of $0.35; (j ) a ten year option to purchase up to 250,000 shares of common stock at an exercise price of $0.22 and (ii) the following securities registered in the name of the Insiders Trend Fund, LP., an entity in which Mr. Marchese serves as general partner and chief investment officer: 312,500 shares of common stock.
(3)	Consists of (i) 599,923 shares of common stock, (ii) a five year option to purchase up to 90,000 shares of common stock at an exercise price of $0.45; (iii) a ten year option to purchase up to 100,000 shares of common stock at an exercise price of $0.45; (iv) a ten year option to purchase up to 60,000 shares of common stock at an exercise price of $0.45; and (v) a ten year option to purchase up to 50,000 shares of common stock at an exercise price of $0.22.
(4)	Consists of (i) 193,940 shares of common stock; (ii) a ten year option to purchase up to 100,000 shares of common stock at an exercise price of $0.45, (iii) a five year option to purchase up to 250,000 shares of common stock at an exercise price of $0.45, (iv) a five year option to purchase up to 225,000 shares of common stock at an exercise price of $0.45;(v) a ten year option to purchase up to 160,000 shares of common stock at an exercise price of $0.45, and (vi) two five year warrants to purchase up to 70,000 shares of common stock at an exercise price of $0.35, (v) a ten year option to purchase up to 160,000 shares of common stock at an exercise price of $0.45, (vi) two five year warrants to purchase up to 76,944 shares of common stock at an exercise price of $0.35, and (vii) ) a ten year option to purchase up to 50,000 shares of common stock at an exercise price of $0.22.
(5)	Consists of 5,000 shares of common stock and (i) a ten year option to purchase up to 100,000 shares of common stock at an exercise price of $0.45, (ii) a five year option to purchase up to 250,000 shares of common stock at an exercise price of $0.45, (iii) a five year option to purchase up to 225,000 shares of common stock at an exercise price of $0.45; and (iv) a ten year option to purchase up to 60,000 shares of common stock at an exercise price of $0.45; and (v) a ten year option to purchase up to 50,000 shares of common stock at an exercise price of $0.22.

(6)	Consists of 2,000 shares of common stock and (i) a ten year option to purchase up to 100,000 shares of common stock at an exercise price of $0.45 and (ii) a ten year option to purchase up to 60,000 shares of common stock at an exercise price of $0.45; and (iii) a ten year option to purchase up to 50,000 shares of common stock at an exercise price of $0.22.
(7)	Includes 1,889,597 shares of common stock, 149,000 shares of common stock underlying warrants and 475,000 Shares underlying options that are currently exercisable.
(8)	Represents shares held by related persons and entities SC Fundamental Value Fund, L.P., SC Fundamental LLC, Peter M. Collery, Neil H. Koffler, John T. Bird, David Hurwitz and SC Fundamental LLC Employee Savings & Profit Sharing Plan. Represents (i) 5,181,276 shares of common stock, (ii) 3,500,000 common stock purchase warrants exercisable at $0.20 per share for a period of five years, (iii) 938,312 Class A Warrant exercisable at $0.35 per share for a period of five years and (v) 938,312 Class B Warrants exercisable at $0.50 per share for a period of five years.

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

OTHER GOVERNANCE MATTERS

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

The Company’s Code of Business and Ethical Conduct is available on its web site at www.TMRC.com.  A copy of the Code of Business and Ethical Conduct will be provided to any person without charge upon written request to the Company at its executive offices: 539 El Paso Avenue, Sierra Blanca, Texas 79851.  We intend to disclose any waiver from a provision of the Code of Business and Ethical Conduct that applies to any of the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions that relates to any element of the Company’s Code of Business and Ethical Conduct on the Company’s website. No waivers were granted from the requirements of the Code of Business and Ethical Conduct during the year ended August 31, 2016, or during the subsequent period to the date of this Proxy Statement.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, the Company believes that during fiscal year ended August 31, 2016 the filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

EQUITY COMPENSATION PLANS

In September 2008, the Board adopted our 2008 Stock Option Plan (the “2008 Plan”), which was also approved by our shareholders in September 2008.  In May 2011, the board of directors adopted an amendment to our 2008 Plan (the “Amended 2008 Plan”), which was also approved by our shareholders in August 2011. The Amended 2008 Plan increased the number of shares available for grant from 2,000,000 to up to 5,000,000 shares of our common stock for awards to our officers, directors, employees and consultants.  On February 15, 2012, our stockholders approved an increase of 2,000,000 of shares of common stock available for issuance under the amended 2008 Stock Option Plan (the “Plan”).  As amended, the Plan provides for 7,000,000 shares of common stock for all awards.  On February 24, 2016, the stockholders of the Company approved an amendment to the Company’s 2008 Stock Option Plan, pursuant to which the number of shares available under the plan was increase from 7,000,000 to 9,000,000 shares of common stock. Other provisions of the Amended 2008 Plan remain the same as under our 2008 Plan.  As of August 31, 2016, a total of 3,780,000 shares of our common stock remained available for future grants under the Amended 2008 Plan.

The following table sets forth certain information as of August 31, 2016 concerning our common stock that may be issued upon the exercise of options or warrants or pursuant to purchases of stock under the Amended 2008 Plan:

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options	(b) Weighted- Average Exercise Price of Outstanding Options	(c) Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	5,220,000	$0.63	3,780,000
Equity compensation plans not approved by stockholders	415,000	0.31	—
Total	5,635,000	$0.61	3,780,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal year ended August 31, 2016 we had no reportable transactions with related parties, including named security holders.

Except as indicated herein, no officer, director, promoter, or affiliate of the Company has or proposes to have any direct or indirect material interest in any asset acquired or proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

Policy for Review of Related Party Transactions

The Company has a policy for the review of transactions with related persons as set forth in the Company’s Audit Committee Charter and internal practices. The policy requires review, approval or ratification of all transactions in which the Company is a participant and in which any of the Company’s directors, executive officers, significant stockholders or an immediate family member of any of the foregoing persons has a direct or indirect material interest, subject to certain categories of transactions that are deemed to be pre-approved under the policy - including employment of executive officers, director compensation (in general, where such transactions are required to be reported in the Company’s proxy statement pursuant to SEC compensation disclosure requirements), as well as certain transactions where the amounts involved do not exceed specified thresholds.  All related party transactions must be reported for review by the Audit Committee pursuant to the Audit Committee’s charter and the rules of the NYSE MKT.

Following its review, the Audit Committee determines whether these transactions are in, or not inconsistent with, the best interests of the Company and its stockholders, taking into consideration whether they are on terms no less favorable to the Company than those available with other parties and the related person’s interest in the transaction. If a related party transaction is to be ongoing, the Audit Committee may establish guidelines for the Company’s management to follow in its ongoing dealings with the related person.

Our policy for review of transactions with related persons was followed in all of the transactions set forth above and all such transactions were reviewed and approved in accordance with our policy for review of transactions with related persons.

 Director Independence

Our board of directors has determined that four of six of our present board members are “independent directors” as defined by Rule 4200(a)(15) of the Rules of Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

LBB & Associates Ltd., LLP was the Independent Registered Public Accounting Firm for the Company in the fiscal year ended August 31, 2016.

The Company’s financial statements have been audited by LBB & Associates Ltd., LLP, independent registered public accounting firm, for the years ended August 31, 2015 and 2016.

The following table sets forth information regarding the amount billed to us by our independent auditor, LBB & Associates Ltd., LLP for our two fiscal years ended August 31, 2016 and 2015, respectively:

	Years Ended August 31,
	2016	2015
Audit Fees	$37,950	$51,000

Audit Related Fees	$0.00	$0.00

Tax Fees	$0.00	$0.00

All Other Fees	$0.00	$0.00

Total	$37,950	$51,000

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

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The Audit Committee has adopted procedures requiring the Audit Committee to review and approve in advance, all particular engagements for services provided by the Company’s independent auditor. Consistent with applicable laws, the procedures permit limited amounts of services, other than audit, review or attest services, to be approved by one or more members of the Audit Committee pursuant to authority delegated by the Audit Committee, provided the Audit Committee is informed of each particular service. All of the engagements and fees for 2016 were pre-approved by the Audit Committee. The Audit Committee reviews with LBB & Associates Ltd., LLP whether the non-audit services to be provided are compatible with maintaining the auditor’s independence.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Documents filed as part of this Annual Report on Form 10-K or incorporated by reference:

(1)	The financial statements are listed on the “Index to Financial Statements” in Item 8.

(2)	Financial Statement Schedules (omitted because the Company is a smaller reporting issuer).

The following exhibits are attached hereto or are incorporated by reference:

Exhibit No.	Description

2.1	Plan of Conversion, dated August 24, 2012, incorporated by reference to Exhibit 2.1 of our Form 8-K filed with the SEC on August 29, 2012.
3.1	Delaware Certificate of Conversion, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on August 29, 2012.
3.2	Delaware Certificate of Incorporation, incorporated by reference to Exhibit 3.2 of our Form 8-K filed with the SEC on August 29, 2012.
3.3	Delaware Bylaws, incorporated by reference to Exhibit 3.3 of our Form 8-K filed with the SEC on August 29, 2012.
4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
4.2	Form of Rights Certificate, incorporated by reference to Exhibit 4.2 of our Form S-1/A filed with the SEC on December 10, 2014.
4.3	Form of Warrant Indenture, incorporated by reference to Exhibit 4.2 of our Form S-1/A filed with the SEC on December 10, 2014.
4.4	Form of Class A Warrant, included as Schedule A in Exhibit 4.3.
4.5	Form of Class B Warrant, included as Schedule B in Exhibit 4.3.
4.6	Form of Promissory Note dated August 26, 2015.
4.7	Form of Warrant dated August 26, 2015.
10.1	Amended and Restated 2008 Stock Option Plan, incorporated by reference to Exhibit 10.1 of our Form 10-Q for the period ended May 31, 2011 filed with the SEC on July 15, 2011.
10.2	Lease, incorporated by reference to Exhibit 10.2 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.3	Form of Class A Warrant, incorporated by reference to Exhibit 10.3 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.4	Form of Class B Warrant, incorporated by reference to Exhibit 10.4 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.5	Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.5 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.6*	Director’s Agreement by and between the Company and Anthony Marchese, incorporated by reference to Exhibit 10.6 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.7	Form of Subscription Agreement for January 2011 Investment, incorporated by reference to Exhibit 10.7 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.8	Form of Warrant for January 2011 Investment, incorporated by reference to Exhibit 10.8 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.9	Form of Registration Rights Agreement for January 2011 Investment, incorporated by reference to Exhibit 10.9 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.10	Shareholders’ Agreement, incorporated by reference to Exhibit 10.10 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.11*	Director’s Agreement by and between the Company and General Gregory Martin, incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on February 23, 2011.
10.12*	Director’s Agreement by and between the Company and Graham A. Karklin incorporated by reference to Exhibit 10.12 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.
10.13	Investment Banking Agreement by and between the Company and Sunrise Securities Corp. incorporated by reference to Exhibit 10.13 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.
10.14	Finders Agreement by and between the Company and Aspenwood Capital incorporated by reference to Exhibit 10.14 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.
10.15	Institutional Public Relations Retainer Agreement by and between the Company and Sunrise Financial Group, Inc. incorporated by reference to Exhibit 10.15 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.

10.16*	Summary of Dan Gorski Employment Arrangement incorporated by reference to Exhibit 10.16 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.
10.17*	Summary of Wm. Chris Mathers Employment Arrangement incorporated by reference to Exhibit 10.17 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.
10.18*	Summary of Stanley Korzeb Employment Arrangement incorporated by reference to Exhibit 10.18 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.
10.19*	Employment Agreement by and between the Company and Marc LeVier, incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on May 9, 2011.
10.20*	Director’s Agreement by and between the Company and Jim Graham, incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the SEC on May 9, 2011.
10.21*	Option Agreement for Wm. Chris Mathers incorporated by reference to Exhibit 10.21 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.
10.22*	Form of Directors Option Agreement incorporated by reference to Exhibit 10.22 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.
10.23	Form of Registration Rights Agreement for May/June option exercises, incorporated by reference to Exhibit 10.12 of our Form 10-Q for the period ended May 31, 2011 filed with the SEC on July 15, 2011.
10.24	Denver Colorado Facilities Lease, incorporated by reference to Exhibit 10.13 of our Form 10-Q for the period ended May 31, 2011 filed with the SEC on July 15, 2011.
10.25*	Employment Agreement between the Company and Anthony Garcia dated August 11, 2011, incorporated by reference to Exhibit 10.25 of the Company’s Form 10-K filed with the SEC on November 15, 2012.
10.26*	Director Appointment Agreement dated February 2, 2012, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on February 6, 2012.
10.27	Separation Agreement and Release between the Company and Marc LeVier incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 24, 2012.
10.28	Severance, Waiver and Release Agreement between the Company and Anthony Garcia dated September 14, 2012, incorporated by reference to Exhibit 10.28 of the Company’s Form 10-K filed with the SEC on November 15, 2012.
10.29	Supplemental Agreement between the Company and Christopher Mathers dated September 26, 2012, incorporated by reference to Exhibit 10.29 of the Company’s Form 10-K filed with the SEC on November 15, 2012.
10.30	Consulting Agreement between the Company and Chemetals, Inc., dated January 22, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2013.
10.31	Lease Agreement between the Company and Southwest Range & Wildlife Foundation, Inc., dated March 6, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2013.
23.1(1)	Consent of LBB & Associates Ltd., LLP.
31.1(1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act.
31.2(1)	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act.
32.1(1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(2)	XBRL Instance Document
101.SCH(2)	XBRL Taxonomy Extension — Schema
101.CAL(2)	XBRL Taxonomy Extension — Calculations
101.DEF(2)	XBRL Taxonomy Extension — Definitions
101.LAB(2)	XBRL Taxonomy Extension — Labels
101.PRE(2)	XBRL Taxonomy Extension — Presentations

* Management contract or compensatory plan or arrangement.

(1)	Filed herewith.
(2)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Income/(Loss) and Comprehensive Income/(Loss) for the year ended August 31, 2015 and 2014, (ii) Balance Sheets at August 31, 2015 and 2014, (iii) Statements of Cash Flows for the year ended August 31, 2015 and 2014, and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS MINERAL RESOURCES CORP.

/s/ Daniel E Gorski
Daniel E Gorski, Chief Executive Officer

DATED:  December 14, 2016

/s/ Wm Chris Mathers
Wm Chris Mathers, Chief Financial Officer

DATED:  December 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Daniel E Gorski	Chief Executive Officer, Principal Executive Officer and Director	December 14, 2016
Daniel E Gorski

/s/ Wm Chris Mathers	Chief Financial Officer	December 14, 2016
Wm Chris Mathers

/s/ Anthony Marchese	Chairman of the Board	December 14, 2016
Anthony Marchese

/s/ Cecil C Wall	Director	December 14, 2016
Cecil C Wall

/s/ Nicholas Pingitore	Director	December 14, 2016
Nicholas Pingitore

/s/ James R Wolfe	Director	December 14, 2016
James R Wolfe

/s/ Laura Lynch	Director	December 14, 2016
Laura Lynch

/s/ Jack Lifton	Director	December 14, 2016
Jack Lifton

