Form 10-Q
period 2016-11-30
Texas Mineral Resources Corp.
filed 2017-01-17
CIK 1445942

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016
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

Number of shares of issuer’s common stock outstanding at January 9, 2017: 44,941,532

Texas Rare Earth Resources Corp
BALANCE SHEETS
(Unaudited)

	November 30, 2016	August 31, 2016

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$792	$5,164
Prepaid expenses and other current assets	21,250	6,667
Total current assets	22,042	11,831

Property and equipment, net	10,573	15,536
Mineral properties	1,753,446	1,753,446
Deposits	29,710	29,710

TOTAL ASSETS	$1,815,771	$1,810,523

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$309,990	$252,245
Accounts payable - related party	408,452	350,288
Current portion of note payable	270,387	265,387
Total current liabilities	988,829	867,920
Note payable - net of current portion and discount	—	—
Total liabilities	988,829	867,920

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of November 30, 2016 and August 31, 2016, respectively	—	—
Common stock, par value $0.01; 100,000,000 shares authorized, 44,941,532 and 44,941,532 shares issued and outstanding as of November 30, 2016 and August 31, 2016, respectively	449,416	449,416
Additional paid-in capital	33,002,329	32,990,044
Accumulated deficit	(32,624,803)	(32,496,857)
Total shareholders’ equity	826,942	942,603

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,815,771	$1,810,523

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended November 30,
	2016	2015

OPERATING EXPENSES
Exploration costs	$3,245	$4,848
General and administrative expenses	119,506	273,308

Total operating expenses	122,751	278,156

LOSS FROM OPERATIONS	(122,751)	(278,156)

OTHER INCOME (EXPENSE)
Interest and other income	1	55
Interest and other expense	(5,196)	(4,403)
Total other income (expense)	(5,195)	(4,348)

NET LOSS	$(127,946)	$(282,504)

Net loss per share:
Basic and diluted net loss per share	$(0.00)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	44,941,532	41,368,015

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP
UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended November 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(127,946)	$(282,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,963	8,181
Gain on sale of asset
Stock based compensation	12,285	47,879
Changes in current assets and liabilities:
Prepaid expenses and other assets	(14,582)	(8,421)
Accounts payable and accrued expenses	57,744	116,962
Accounts payable related party	58,164	131,232
Net cash provided by (used in) operating activities	(9,372)	13,329

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mineral properties	—	(15,000)
Net cash used in investing activities	—	(15,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	5,000	—
Cash from sale of common stock	—	562,000
Net cash provided by financing activities	5,000	562,000
NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,372)	560,329
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,164	2,938
CASH AND CASH EQUIVALENTS, END OF PERIOD	$792	$563,267

SUPPLEMENTAL INFORMATION
Interest paid	$—	$4,404
Taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

Texas Mineral Resources Corp.

Notes to Interim Financial Statements

November 30, 2016

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Texas Mineral Resources Corp. (“we”, “us”, “our”, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our annual report on Form 10-K, for the year ended August 31, 2016, dated December 14, 2016 as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended August 31, 2016 as reported in our annual report on Form 10-K, have been omitted.

The financial statements have been prepared on a going concern basis which assumes the Company will not be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $32,624,803 as of November 30, 2016 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and or private placement of common stock.

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

NOTE 2 – MINERAL PROPERTIES (Continued)

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

March 2013 Lease

On March 6, 2013, we entered into a lease assignment (the “Lease Assignment Agreement”) with Southwest Range & Wildlife Foundation, Inc., a Texas non-profit corporation (the “Foundation”), pursuant to which the Foundation agreed to assign to us a surface lease identified with the State of Texas as Surface Lease SL20040002 (the “West Lease”), which covers 54,990.11 acres in Hudspeth County, Texas. In exchange for the West Lease, we agreed to: (i) pay the Foundation $500,000 in cash; (ii) issue 1,063,830 of our common shares, par value $0.01 (the “Common Shares”); and (iii) make ten (10) payments to the Foundation of $45,000 each. The first payment was made in June 2013, and the nine (9) subsequent payments due on or before June 1 of each of the following years, such payments to be used by the Foundation to support conservation efforts within the Rio Grande Basin. The Lease Assignment Agreement contains standard representations, warranties and covenants. The closing of the transaction contemplated by the Lease Assignment Agreement was completed on March 8, 2013. As of November 30, 2016 the fourth annual payment of $45,000 was not paid for the June 2016 payment; however, the Company has received a waiver until May 31, 2017 for payment.

October 2014 Surface Option

In October 2014, we executed an agreement with the Texas General Land Office securing the option to purchase the surface rights covering the potential Round Top project mine and plant areas, and separately a lease to develop the water necessary for the potential Round Top project mine operations.

The option to purchase the surface rights covers approximately 5,670 acres over the mining lease and the additional acreage adequate to site all potential heap leaching and processing operations as currently anticipated by the Company. We may exercise the option for all or part of the option acreage at any time during the sixteen year primary term of the mineral lease. The option can be kept current by an annual payment of $10,000 due in October, which has not been paid as of January 11, 2017. The purchase price will be the appraised value of the surface at the time of exercising the option.

The ground water lease secures our right to develop the ground water within a 13,120 acre lease area located approximately 4 miles from the Round Top deposit. The lease area contains five existing water wells. It is anticipated that all potential water needs for the Round Top project mine operations would be satisfied by the existing wells covered by this water lease. This lease has an annual minimum production payment of $5,000 prior to production of water for the operation due in October, which has not been paid as of January 11, 2017. After initiation of production we will pay $0.95 per thousand gallons or $20,000 annually, whichever is greater. This lease remains effective as long as the West Lease is in effect.

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

NOTE 3 – NOTES PAYABLE

In relation to the Foundation lease discussed in Note 4 the Company recorded a note payable for an amount for the initial $45,000 due upon signing of lease and the nine (9) future payments due of $45,000 which has been recorded at its present value discounted with an imputed interest rate of 5% for a total note payable of $364,852. As of the date of this filing, we have not paid the fourth installment of our surface lease in the amount of $45,000 to the Southwest Wildlife Foundation. As a result the full amount of the note payable has been classified as currently due. The Company has received a waiver until May 31, 2017 for the June 2016 payment. The note payable balance as of November 30, 2016 and August 31, 2016 was $260,387. The Company has also accrued interest expense as of November 30, 2016 and August 31, 2016 of $22,500 and $18,750, respectively which is included in accrued liabilities.

On July 1, 2016 the Company entered into two loans for $2,500 each from two directors of the Company. The loans are due July 1, 2017, non-interest accruing, and unsecured. As additional consideration for the loans, we issued 5,000 common stock purchase warrants to each individual. The warrants have an exercise price of $0.10 and term of five years. The loans have a relative fair value of $3,815 and the warrants have a relative fair value of $1,185 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.00% (ii) estimated volatility of 185% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The notes payable balance as of November 30, 2016 and August 31, 2016 was a total of $5,000.

On November 1, 2016 the Company entered into two loans for $4,000 and $1,000 from two directors of the Company. The loans are due April 30, 2017 and April 1, 2017, respectively, are non-interest accruing, and unsecured. As additional consideration for the loans, we issued 4,000 and 1,000 common stock purchase warrants to each individual. The warrants have an exercise price of $0.10 and term of five years. The loans have a relative fair value of $4,522 and the warrants have a relative fair value of $478 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.30% (ii) estimated volatility of 181% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The notes payable balance as of November 30, 2016 and August 31, 2016 was $5,000 and $0, respectively.

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

During the three months ended November 30, 2016, we recognized $12,285 in stock compensation expense for 30,000 stock options issued to outside consultants for services.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company had accounts payable to related parties in the approximate amount of $408,000 at November 30, 2016.

The Company rents office space on a month to month basis of $1,600 from a director. This space is currently subleased to a tenant.

NOTE 6 – SUBSEQUENT EVENTS

In December 2016 and January 2017 we issued a total of 20,000 stock options to a consultant for services. These options will be valued in the second quarter ending February 28, 2017, using the Black-Scholes model.

In December 2016 our Chairman of the Board lent the company $15,000 with a term of 6-months and no interest. The Chairman was also issued 45,000 warrants that will be valued during our second fiscal quarter ending February 28, 2017 using the Black-Scholes model.

In January 2017 our Chairman and an Officer of the company each lent the company $10,000, for a total of $20,000, with a term of 6-months and no interest. The Chairman and the Officer were also issued a total of 80,000 warrants that will be valued during our second fiscal quarter ending February 28, 2017 using the Black-Scholes model.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”). Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q, include, but are not limited to:

•	the progress, potential and uncertainties of our 2017-2018 rare-earth exploration plans at our Round Top project in Hudspeth County, Texas (the “Round Top Project”);
•	timing for a completed feasibility study for our Round Top Project;
•	the success of getting the necessary permits for future drill programs and future project development;
•	expectations regarding our ability to raise capital and to continue our exploration plans on our properties;
•	plans regarding anticipated expenditures at the Round Top Project; and
•	plans outlined under the section heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Plan of Operation”.

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2016, filed with the SEC on December 14, 2016. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all the forward-looking statements contained in this Quarterly Report by the foregoing cautionary statements.

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

Liquidity and Capital Resources

As of November 30, 2016, we had a working capital deficit of approximately $967,000 and a cash balance of approximately $800. We will need to raise additional funding to implement our business strategy

We currently need to raise additional capital. During our fiscal year ending August 31, 2017, we have minimized spending for metallurgical testing and flow sheer development, additional geologic and resource modeling and compliance costs associated with state governmental agencies and appropriate staff and consulting expenses until such time we raise additional capital or secure a strategic partner. The timing of these expenditures is dependent upon a number of factors, including the availability of third party contractors.

During the current fiscal year ending August 31, 2016 and 2017, we had planned to complete Stage 1of our metallurgical activities as discussed in the section heading “ITEM 2. PROPERTIES” of our Annual Report on Form 10-K as filed with the SEC on December 14, 2016. Our budget for the metallurgical component of Stage 1 activity is approximately $241,000. To date we have expended approximately $134,000 of the budgeted amount on the Stage 1 metallurgical activities. Stage 1 is not yet complete.

The audit opinion and notes that accompany our financial statements for the year ended August 31, 2016, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its activities is more assured.

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

Results of Operations

Three months ended November 30, 2016 and November 30, 2015

General & Revenue

We had no operating revenues during the three months ended November 30, 2016 and November 30, 2015. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $32.6 million as of November 30, 2016.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the three months ended November 30, 2016 and November 30, 2015, in the amount of approximately $3,000 and $5,000, respectively.

Our general and administrative expenses for the three months ended November 30, 2016 and November 30, 2015, respectively, were approximately $120,000 and $273,000. For the three months ended November 30, 2016, this amount included approximately $12,000 in stock-based compensation to directors and consultants. The remaining expenditures totaling approximately $108,000 were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

Our general and administrative expenses for the three months ended November 30, 2015 were approximately $273,000.  For the three months ended November 30, 2015, this amount included approximately $48,000 in stock-based compensation to directors and consultants.  The remaining expenditures totaling approximately $225,000 were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

For the three months ended November 30, 2016 and November 30, 2015 we recorded interest expense of approximately $5,000 in each of the three months ended November 30, 2016 and November 30, 2015.

We had losses from operations for the three months ended November 30, 2016 and November 30, 2015 totaling approximately $123,000 and $278,000, respectively.

We had net losses for the three months ended November 30, 2016 and November 30, 2015 totaling approximately $128,000 and $283,000, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation the CEO and CFO have concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in our reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended November 30, 2016 as filed with the SEC on December 14, 2016.

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

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (B)
September 2016	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
October 2016	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
November 2016	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)

(A)	Common Stock Purchase Options were issued pursuant to a consulting agreement. Options vested immediately. Each option is exercisable for a 5 year term at an exercise price of $0.30. The options were issued outside of the Company’s 2008 Stock Incentive Plan.

(B)	With respect to sales designated by “Sec. 4(a)(2),” these shares were issued pursuant to the exemption from registration contained in to Section 4(a)(2) of the Securities Act as privately negotiated, isolated, non-recurring transactions not involving any public offer or solicitation. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

We did not repurchase any of our securities during the quarter covered by this report.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended November 30, 2016, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

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

 ____________________

(1)    Submitted Electronically Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS MINERAL RESOURCES CORP.

Date: January 17, 2017

/s/ Daniel E. Gorski
Daniel E. Gorski, duly authorized officer
Chief Executive Officer and Principal
Executive Officer

Date: January 17, 2017

/s/ Wm Chris Mathers
Wm Chris Mathers, Chief Financial Officer and
Principal Financial and Accounting Officer