Form 10-Q
period 2017-02-28
Texas Mineral Resources Corp.
filed 2017-04-14
CIK 1445942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017
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

Number of shares of issuer’s common stock outstanding at April 11, 2017: 44,941,532

Texas Mineral Resources Corp

BALANCE SHEETS

(Unaudited)

	February 28, 2017	August 31, 2016

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,162	$5,164
Prepaid expenses and other current assets	16,667	6,667
Total current assets	17,829	11,831

Property and equipment, net	8,856	15,536
Mineral properties	1,753,446	1,753,446
Deposits	24,000	29,710

TOTAL ASSETS	$1,804,131	$1,810,523

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$306,030	$252,245
Accounts payable - related party	477,498	350,288
Notes payable - related party, net of discount	109,337	76,500
Current portion of note payable	260,387	260,387
Total current liabilities	1,153,252	939,420
Total liabilities	1,153,252	939,420

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of February 28, 2017 and August 31, 2016, respectively	—	—
Common stock, par value $0.01; 100,000,000 shares authorized, 44,941,532 shares issued and outstanding as of February 28, 2017 and August 31, 2016, respectively	449,416	449,416
Additional paid-in capital	32,955,555	32,918,544
Accumulated deficit	(32,754,092)	(32,496,857)
Total shareholders’ equity	650,879	871,103

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,804,131	$1,810,523

The accompanying notes are an integral part of these financial statements.

TEXAS MINERAL RESOURCES CORP

UNAUDITED STATEMENTS OF OPERATIONS

	Six Months Ended February 28,	Six Months Ended February 29,	Three Months Ended February 28,	Three Months Ended February 29,
	2017	2016	2017	2016

OPERATING EXPENSES
Exploration costs	$9,378	$44,311	$6,133	$39,463
General and administrative expenses	223,152	616,865	103,646	343,557

Total operating expenses	232,530	661,176	109,779	383,020

LOSS FROM OPERATIONS	(232,530)	(661,176)	(109,779)	(383,020)

OTHER INCOME (EXPENSE)
Interest and other income	1	6,061	—	6,006
Interest and other expense	(24,706)	(6,259)	(19,510)	(1,856)
Total other income (expense)	(24,705)	(198)	(19,510)	4,150

NET LOSS	$(257,235)	$(661,374)	$(129,289)	$(378,870)

Net loss per share:
Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.00)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	44,941,532	42,889,939	44,941,532	44,411,862

The accompanying notes are an integral part of these financial statements.

TEXAS MINERAL RESOURCES CORP

UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended February 28,	Six Months Ended February 29,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(257,235)	$(661,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Discount on notes payable	17,563	—
Depreciation expense	6,680	15,174
Gain on sale of asset	—	(5,697)
Stock based compensation	12,285	134,830
Changes in current assets and liabilities:
Prepaid expenses and other assets	(4,289)	(1,605)
Accounts payable and accrued expenses	53,784	41,067
Accounts payable related party	127,210	102,981
Net cash used in operating activities	(44,002)	(374,624)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	—	9,777
Investment in mineral properties	—	(15,000)
Net cash (used in) provided by investing activities	—	(5,223)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	40,000	—
Payment on lease note payable	—	(30,459)
Cash from sale of common stock	—	562,000
Net cash provided by financing activities	40,000	531,541
NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,002)	151,694
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,164	2,938
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,162	$154,632

SUPPLEMENTAL INFORMATION
Interest paid	$—	$—
Taxes paid	$—	$—

NON-CASH TRANSACTIONS
Subscriptions receivable	$—	$7,500
Conversion of notes payable and accrued interest to units	$—	$90,000

The accompanying notes are an integral part of these financial statements.

Texas Mineral Resources Corp.

Notes to Interim Financial Statements

February 28, 2017

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

The financial statements have been prepared on a going concern basis which assumes the Company will not be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $32,754,092 as of February 28, 2017 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and or private placement of common stock.

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

Reclassifications

For comparability, certain prior period amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2017.

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

March 2013 Lease

On March 6, 2013, we entered into a lease assignment (the “Lease Assignment Agreement”) with Southwest Range & Wildlife Foundation, Inc., a Texas non-profit corporation (the “Foundation”), pursuant to which the Foundation agreed to assign to us a surface lease identified with the State of Texas as Surface Lease SL20040002 (the “West Lease”), which covers 54,990.11 acres in Hudspeth County, Texas. In exchange for the West Lease, we agreed to: (i) pay the Foundation $500,000 in cash; (ii) issue 1,063,830 of our common shares, par value $0.01 (the “Common Shares”); and (iii) make ten (10) payments to the Foundation of $45,000 each. The first payment was made in June 2013, and the nine (9) subsequent payments due on or before June 1 of each of the following years, such payments to be used by the Foundation to support conservation efforts within the Rio Grande Basin. The Lease Assignment Agreement contains standard representations, warranties and covenants. The closing of the transaction contemplated by the Lease Assignment Agreement was completed on March 8, 2013. As of February 28, 2017 the fourth annual payment of $45,000 was not paid for the June 2016 payment; however, the Company has received a waiver until May 31, 2017 for payment.

October 2014 Surface Option

In October 2014, we executed an agreement with the Texas General Land Office securing the option to purchase the surface rights covering the potential Round Top project mine and plant areas, and separately a lease to develop the water necessary for the potential Round Top project mine operations.

The option to purchase the surface rights covers approximately 5,670 acres over the mining lease and the additional acreage adequate to site all potential heap leaching and processing operations as currently anticipated by the Company. We may exercise the option for all or part of the option acreage at any time during the sixteen-year primary term of the mineral lease. The option can be kept current by an annual payment of $10,000 due in October, which has not been paid as of the date of this filing. The purchase price will be the appraised value of the surface at the time of exercising the option.

The ground water lease secures our right to develop the ground water within a 13,120 acre lease area located approximately 4 miles from the Round Top deposit. The lease area contains five existing water wells. It is anticipated that all potential water needs for the Round Top project mine operations would be satisfied by the existing wells covered by this water lease. This lease has an annual minimum production payment of $5,000 prior to production of water for the operation due in October, which has not been paid as of the date of this filing. After initiation of production we will pay $0.95 per thousand gallons or $20,000 annually, whichever is greater. This lease remains effective as long as the West Lease is in effect.

The Pagnotti Enterprises Inc. Memorandum of Understanding

On June 28, 2016 TMRC executed a Memorandum of understanding with Pagnotti Enterprises Inc. (“PEI”) of Wilkes Barre, Pennsylvania, owners of the Jeddo Coal Co., whereby under specified terms TMRC could lease one or more of Jeddo’s deposits located in the anthracite region of northeast Pennsylvania. Research by the Department of Energy (DOE) has shown that these coal deposits and the sandstones and siltstones immediately associated with them contain anomalously high values of rare earth and on particular interest, Scandium. The DOE research to date has indicated that the rare earth can be efficiently extracted from pulverized rock using ammonium sulfate as the lixiviant. TMRC is in the process of preparing an application for a federal grant to design and construct a continuous ion exchange/continuous ion chromatography (CIX/CIC) pilot plant to be delivered to a designated project area in the Appalachian cold province. TMRC and its co-applicants, K-Tech, Inventure Renewables, of Tuscaloosa, Alabama and Penn State University are proposing to plan, develop, design and install the CIX/CIC pilot plant at one of the Jeddo Coal properties. The timing of the award of this grant is currently uncertain. The application for this award is competitive and others are participating.

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

NOTE 3 – NOTES PAYABLE

In relation to the Foundation lease discussed in Note 2 the Company recorded a note payable for an amount for the initial $45,000 due upon signing of lease and the nine (9) future payments due of $45,000 which has been recorded at its present value discounted with an imputed interest rate of 5% for a total note payable of $364,852. As of the date of this filing, we have not paid the fourth installment of our surface lease in the amount of $45,000 to the Southwest Wildlife Foundation. As a result the full amount of the note payable has been classified as currently due. The Company has received a waiver until May 31, 2017 for the June 2016 payment. The note payable balance as of February 28, 2017 and August 31, 2016 was $260,387. The Company has also accrued interest expense as of February 28, 2017 and August 31, 2016 of $22,500 and $18,750, respectively which is included in accrued liabilities.

On July 1, 2016 the Company entered into two loans for $2,500 each from two directors of the Company. The loans are due July 1, 2017, non-interest accruing, and unsecured. As additional consideration for the loans, we issued 5,000 common stock purchase warrants to each individual. The warrants have an exercise price of $0.10 and term of five years. The loans have a relative fair value of $3,815 and the warrants have a relative fair value of $1,185 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.00% (ii) estimated volatility of 185% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The notes payable balance as of February 28, 2017 and August 31, 2016 was a total of $5,000.

On September 1, 2016, the Company entered into five loans totaling $71,500 from five directors of the Company. The loans were due March 1, 2017, are non-interest bearing, and unsecured. As of this filing the loans are in default and due upon demand. As additional consideration for the loans, we issued in total 147,000 common stock purchase warrants. The warrants have an exercise price of $0.10 and term of five years. The loans have a relative fair value of $57,414 and the warrants have a relative fair value of $14,086 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.180% (ii) estimated volatility of 245% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The notes payable balance as of February 28, 2017 was $71,500.

On November 1, 2016 the Company entered into two loans for $4,000 and $1,000 from two directors of the Company. The loans are due April 30, 2017 and April 1, 2017, respectively, are non-interest bearing, and unsecured. As of this filing the loan with a April 1, 2017 due date is in default and due upon demand. As additional consideration for the loans, we issued 4,000 and 1,000 common stock purchase warrants to each individual. The warrants have an exercise price of $0.10 and term of five years. The loans have a relative fair value of $4,522 and the warrants have a relative fair value of $478 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.30% (ii) estimated volatility of 181% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The notes payable balance as of February 28, 2017 and August 31, 2016 was $5,000 and $0, respectively.

On December 12, 2016, the Company entered into a loan for $15,000 a director of the Company. The loan is due June 12, 2017, is non-interest accruing, and unsecured. As additional consideration for the loans, we issued 45,000 common stock purchase warrants to the individual. The warrants have an exercise price of $0.10 and term of five years. The loan has a relative fair value of $11,296 and the warrants have a relative fair value of $3,704 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.90% (ii) estimated volatility of 241% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The notes payable balance as of February 28, 2017 and August 31, 2016 was $15,000 and $0, respectively.

On January 12, 2017 the Company entered into two loans totaling $20,000 from a director and an officer of the Company. The loans are due July 12, 2017, are non-interest accruing, and unsecured. As additional consideration for the loans, we issued 40,000 common stock purchase warrants to each individual. The warrants have an exercise price of $0.10 and term of five years. The loans have a relative fair value of $13,542 and the warrants have a relative fair value of $6,458 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.87% (ii) estimated volatility of 240% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The notes payable balance as of February 28, 2017 and August 31, 2016 was $20,000 and $0, respectively.

The Company has recorded total discounts on the notes payable in the amount of $24,726. For the six months ended February 28, 2017, amortization of discounts on the notes payable totals $17,563.

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

During the six months ended February 28, 2017, we recognized $12,285 in stock compensation expense for 60,000 stock options issued to an outside consultant for services.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company had accounts payable to related parties in the approximate amount of $447,000 and $350,000 at February 28, 2017 and August 31, 2016, respectively.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”). Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q, include, but are not limited to:

●	the progress, potential and uncertainties of our 2017-2018 rare-earth exploration plans at our Round Top project in Hudspeth County, Texas (the “Round Top Project”);
●	timing for a completed feasibility study for our Round Top Project;

●	the success of getting the necessary permits for future drill programs and future project development;
●	expectations regarding our ability to raise capital and to continue our exploration plans on our properties;
●	plans regarding anticipated expenditures at the Round Top Project; and
●	plans outlined under the section heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Plan of Operation”.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

●	risks associated with our history of losses and need for additional financing;
●	risks associated with our limited operating history;
●	risks associated with our properties all being in the exploration stage;
●	risks associated with our lack of history in producing metals from our properties;
●	risks associated with our need for additional financing to develop a producing mine, if warranted;
●	risks associated with our exploration activities not being commercially successful;
●	risks associated with increased costs affecting our financial condition;
●	risks associated with a shortage of equipment and supplies adversely affecting our ability to operate;
●	risks associated with mining and mineral exploration being inherently dangerous;
●	risks associated with mineralization estimates;
●	risks associated with changes in mineralization estimates affecting the economic viability of our properties;
●	risks associated with uninsured risks;
●	risks associated with mineral operations being subject to market forces beyond our control;
●	risks associated with fluctuations in commodity prices;
●	risks associated with permitting, licenses and approval processes;
●	risks associated with the governmental and environmental regulations;
●	risks associated with future legislation regarding the mining industry and climate change;
●	risks associated with potential environmental lawsuits;
●	risks associated with our land reclamation requirements;
●	risks associated with rare earth and beryllium mining presenting potential health risks;
●	risks related to title in our properties
●	risks related to competition in the mining and rare earth elements industries;
●	risks related to economic conditions;
●	risks related to our ability to manage growth;
●	risks related to the potential difficulty of attracting and retaining qualified personnel;
●	risks related to our dependence on key personnel;
●	risks related to our United States Securities and Exchange Commission (the “SEC”) filing history; and
●	risks related to our securities.

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

Liquidity and Capital Resources

As of February 28, 2017, we had a working capital deficit of approximately $1,135,000 and a cash balance of approximately $1,200. We will need to raise additional funding to implement our business strategy

We currently need to raise additional capital. During our fiscal year ending August 31, 2017, we have minimized spending for metallurgical testing and flow sheer development, additional geologic and resource modeling and compliance costs associated with state governmental agencies and appropriate staff and consulting expenses until such time we raise additional capital or secure a strategic partner. The timing of these expenditures is dependent upon a number of factors, including the availability of third party contractors.

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

Results of Operations

Six months ended February 28, 2017 and February 29, 2016

General & Revenue

We had no operating revenues during the six months ended February 28, 2017 and February 29, 2016. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $32.8 million as of February 28, 2017.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the six months ended February 28, 2017 and February 29, 2016, in the amount of approximately $9,000 and $134,000, respectively. The amount of exploration expense for February 29, 2016 was offset by a grant in the amount of $90,000. Thus, the amount of net exploration expenses recorded on the six months ended February 29, 2016 unaudited statement of operations totaled $44,000. Expenditures for the six months ended February 28, 2017 and February 29, 2016 were primarily for metallurgical testing and related laboratory fees for our Round Top project.

Our general and administrative expenses for the six months ended February 28, 2017 and February 29, 2016, respectively, were approximately $223,000 and $617,000, respectively. For the six months ended February 28, 2017 and February 29, 2016, this amount included approximately $12,000 and $135,000, respectively, in stock-based compensation to directors, an officer and consultants. The remaining expenditures totaling approximately $211,000 and $482,000, respectively, were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

We had losses from operations for the six months ended February 28, 2017 and February 29, 2016 totaling approximately $232,500 and $661,000, respectively, and net losses for the six months ended February 28, 2017 and February 29, 2016 totaling approximately $257,000 and $661,000, respectively. The Company has recorded $17,563 of amortization of discounts on notes payable for the six months ended February 28, 2017.

Three months ended February 28, 2017 and February 29, 2016

General & Revenue

We had no operating revenues during the three months ended February 28, 2017 and February 29, 2016. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $32.8 million as of February 28, 2017.

We incurred exploration costs for the three months ended February 28, 2017 and February 29, 2016, in the amount of approximately $6,000 and $84,000, respectively. The amount of exploration expense for February 29, 2016 was offset by a grant in the amount of $45,000. Thus, the amount of net exploration expenses recorded on the three months February 29, 2016 unaudited statement of operations totaled $39,000. Expenditures for the three months ended February 28, 2017 and February 29, 2016 were primarily for metallurgical testing and related laboratory fees for our Round Top project.

Our general and administrative expenses for the three months ended February 28, 2017 and February 29, 2016 were approximately $104,000 and $344,000. For the three months ended February 28, 2017 and February 29, 2016, this amount included approximately $0 and $87,000, respectively, in stock-based compensation to directors, an officer and consultants. The remaining expenditures totaling approximately $104,000 and $257,000 were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

We had losses from operations for the three months ended February 28, 2017 and February 29, 2016 totaling approximately $110,000 and $383,000, respectively, and net losses for the three months ended February 28, 2017 and February 29, 2016 totaling approximately $129,000 and $379,000, respectively.

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

Management determined that our disclosure controls and procedures were not effective during the period covered by this report because during the period the Company held its annual meeting of stockholders on February 24, 2016, but failed to include in its proxy statement for the meeting prepared under Regulation 14A of the Securites Exchange Act of 1934, as amended (the “Exchange Act”), an advisory vote to approve the compensation of our named executive officers as was required under Rule 14a-21(a) under the Exchange Act. The omission was inadvertent and the Company intends to include the advisory vote to approve the compensation of its named executive officers in its proxy statement under Regulation 14A for its next annual meeting of stockholders to be held in 2017. The Company is implementing additional internal procedures, to ensure that all requirements, including the requirements of Rule 14a-21, are met in future filings.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended August 31, 2016 as filed with the SEC on December 14, 2016.

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

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (B)
November 2016	Common Stock Purchase Warrants	5,000(A)	Director and Officer	$Nil	Loan Warrants	Sec. 4(a)(2)
December 2016	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
September 2016	Common Stock Purchase Warrants	147,000(A)	Directors	$Nil	Loan Warrants	Sec. 4(a)(2)
January 2017	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
February 2017	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
December 2016	Common Stock Purchase Warrants	45,000(A)	Director	$Nil	Loan Warrants	Sec. 4(a)(2)
January 2017	Common Stock Purchase Warrants	80,000(A)	Director and Officer	$Nil	Loan Warrants	Sec. 4(a)(2)

(A)	Common Stock Purchase Warrants were issued pursuant to Director and Officer loan agreements and Common Stock Purchase Options pursuant to a consulting agreement. Options vested immediately. Each warrant is exercisable for a 5 year term at an exercise price of $0.10. Each option is exercisable for a 5 year term at an exercise of $0.30. The options were issued outside of the Company’s 2008 Stock Incentive Plan.

(B)	With respect to sales designated by “Sec. 4(a)(2),” these shares were issued pursuant to the exemption from registration contained in to Section 4(a)(2) of the Securities Act as privately negotiated, isolated, non-recurring transactions not involving any public offer or solicitation. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

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

Date: April 14, 2017

/s/ Daniel E. Gorski
Daniel E. Gorski, duly authorized officer
Chief Executive Officer and Principal
Executive Officer

Date: April 14, 2017

/s/ Wm Chris Mathers
Wm Chris Mathers, Chief Financial Officer and
Principal Financial and Accounting Officer