Form 10-Q
period 2017-05-31
Texas Mineral Resources Corp.
filed 2017-07-17
CIK 1445942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Number of shares of issuer’s common stock outstanding at July 12, 2017: 44,941,532

Texas Mineral Resources Corp

BALANCE SHEETS

(Unaudited)

	May 31, 2017	August 31, 2016

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,826	$5,164
Prepaid expenses and other current assets	11,667	6,667
Total current assets	17,493	11,831

Property and equipment, net	7,280	15,536
Mineral properties	1,753,446	1,753,446
Deposits	24,000	29,710

TOTAL ASSETS	$1,802,219	$1,810,523

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$331,609	$252,245
Accounts payable - related party	548,740	350,288
Notes payable - related party, net of discount	141,336	76,500
Current portion of note payable, net of discount	260,387	260,387
Total current liabilities	1,282,072	939,420

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of May 31, 2017 and August 31, 2016, respectively	—	—
Common stock, par value $0.01; 100,000,000 shares authorized, 44,941,532 shares issued and outstanding as of May 31, 2017 and August 31, 2016, respectively	449,416	449,416
Additional paid-in capital	32,977,143	32,918,544
Accumulated deficit	(32,906,412)	(32,496,857)
Total shareholders’ equity	520,147	871,103

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,802,219	$1,810,523

The accompanying notes are an integral part of these financial statements.

TEXAS MINERAL RESOURCES CORP

UNAUDITED STATEMENTS OF OPERATIONS

	Nine Months Ended May 31,		Three Months Ended May 31,
	2017	2016	2017	2016

OPERATING EXPENSES
Exploration costs	$9,378	$118,353	$—	$74,042
General and administrative expenses	362,199	849,869	139,047	233,004

Total operating expenses	371,577	968,222	139,047	307,046

LOSS FROM OPERATIONS	(371,577)	(968,222)	(139,047)	(307,046)

OTHER INCOME (EXPENSE)
Interest and other income	2	6,145	1	84
Interest and other expense	(37,980)	(11,061)	(13,274)	(4,802)
Total other income (expense)	(37,978)	(4,916)	(13,273)	(4,718)

NET LOSS	$(409,555)	$(973,138)	$(152,320)	$(311,764)

Net loss per share:
Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.00)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	44,941,532	43,486,118	44,941,532	44,665,516

The accompanying notes are an integral part of these financial statements.

TEXAS MINERAL RESOURCES CORP

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended May 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(409,555)	$(973,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Discount on notes payable	23,650	—
Depreciation expense	8,256	21,977
Gain on sale of asset	—	(5,698)
Stock based compensation	12,285	184,409
Changes in current assets and liabilities:
Prepaid expenses and other assets	711	13,551
Accounts payable and accrued expenses	79,363	71,005
Accounts payable related party	198,452	163,691
Net cash used in operating activities	(86,838)	(524,203)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	—	9,777
Investment in mineral properties	—	(15,000)
Net cash used in investing activities	—	(5,223)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	87,500	—
Payment of lease note payable	—	(30,459)
Cash from sale of common stock	—	569,500
Net cash provided by financing activities	87,500	539,041
NET CHANGE IN CASH AND CASH EQUIVALENTS	662	9,615
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,164	2,938
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,826	$12,553

SUPPLEMENTAL INFORMATION
Interest paid	$—	$—
Taxes paid	$—	$—

NONCASH TRANSACTION
Conversion of notes payable and accrued interest to units	$—	$90,000

The accompanying notes are an integral part of these financial statements.

Texas Mineral Resources Corp.

Notes to Interim Financial Statements

May 31, 2017

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

The financial statements have been prepared on a going concern basis which assumes the Company will not be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of approximately $32,900,000 as of May 31, 2017 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and or private placement of common stock.

On March 14, 2016, the Company filed a Certificate of Amendment with the Secretary of State of the State of Delaware to amend its Certificate of Incorporation to change the name of the Company from “Texas Rare Earth Resources Corp” to “Texas Mineral Resources Corp”. The amendment was effective at 9:00 am EST on March 21, 2016. The Certificate of Amendment did not make any other amendments to the Company’s Certificate of Incorporation. The Company is currently delinquent in filing and paying its Delaware Corporate Franchise Tax. We plan to file this return and pay the taxes that may be due upon any funding that the Company may receive in the future. The Company cannot guarantee any future funding will occur.

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

March 2013 Lease

On March 6, 2013, we entered into a lease assignment (the “Lease Assignment Agreement”) with Southwest Range & Wildlife Foundation, Inc., a Texas non-profit corporation (the “Foundation”), pursuant to which the Foundation agreed to assign to us a surface lease identified with the State of Texas as Surface Lease SL20040002 (the “West Lease”), which covers 54,990.11 acres in Hudspeth County, Texas. In exchange for the West Lease, we agreed to: (i) pay the Foundation $500,000 in cash; (ii) issue 1,063,830 of our common shares, par value $0.01 (the “Common Shares”); and (iii) make ten (10) payments to the Foundation of $45,000 each. The first payment was made in June 2013, and the nine (9) subsequent payments due on or before June 1 of each of the following years, such payments to be used by the Foundation to support conservation efforts within the Rio Grande Basin. The Lease Assignment Agreement contains standard representations, warranties and covenants. The closing of the transaction contemplated by the Lease Assignment Agreement was completed on March 8, 2013. As of May 31, 2017 the fourth annual payment of $45,000 was not paid for June 2016. In addition as of the date of this filing the fifth annual payment of $45,000 was not paid for June 2017, however, the Company has received a waiver until August 31, 2017 for the payments.

October 2014 Surface Option

In October 2014, we executed an agreement with the Texas General Land Office securing the option to purchase the surface rights covering the potential Round Top project mine and plant areas, and separately a lease to develop the water necessary for the potential Round Top project mine operations.

The option to purchase the surface rights covers approximately 5,670 acres over the mining lease and the additional acreage adequate to site all potential heap leaching and processing operations as currently anticipated by the Company. We may exercise the option for all or part of the option acreage at any time during the sixteen-year primary term of the mineral lease. The option can be kept current by an annual payment of $10,000, the October 2016 payment has not been paid as of the date of this filing. The purchase price will be the appraised value of the surface at the time of exercising the option.

The ground water lease secures our right to develop the ground water within a 13,120 acre lease area located approximately 4 miles from the Round Top deposit. The lease area contains five existing water wells. It is anticipated that all potential water needs for the Round Top project mine operations would be satisfied by the existing wells covered by this water lease. This lease has an annual minimum production payment of $5,000 prior to production of water; the October 2016 payment has not been paid as of the date of this filing. After initiation of production we will pay $0.95 per thousand gallons or $20,000 annually, whichever is greater. This lease remains effective as long as the West Lease is in effect.

The Pagnotti Enterprises Inc. Memorandum of Understanding

The Pagnotti Enterprises Inc. Memorandum of Understanding On June 28, 2016 TMRC executed a Memorandum of understanding with Pagnotti Enterprises Inc. ("PEI") of Wilkes Barre, Pennsylvania, owners of the Jeddo Coal Co., whereby under specified terms TMRC could lease one or more of Jeddo's deposits located in the anthracite region of northeast Pennsylvania. Research by the Department of Energy (DOE) has shown that these coal deposits and the sandstones and siltstones immediately associated with them contain anomalously high values of rare earth and on particular interest, Scandium. The DOE research to date has indicated that the rare earth can be efficiently extracted from pulverized rock using ammonium sulfate as the lixiviant. TMRC and its associates, K-Tech, Inventure Renewables and Penn State University applied for a grant from the Department of Energy in October of 2016 and were awarded Phase 1 of the grant in June of 2017 to plan, develop, design and install the CIX/CIC pilot plant at one of the Jeddo Coal properties. The grant is to be awarded in two Phases, Phase one for $1,000,000 and Phase 2 for $22,750,000. The awarding of Phase 2 is contingent upon successful completion of Phase 1.

Under the terms of the Memorandum of Understanding (MOU) signed 28 June 2016, TMRC had a six months term to perform the necessary due diligence and to technically and economically evaluate the properties. Upon execution of the MOU TMRC and PEI will have six months to draft and execute a formal lease agreement containing all the standard terms of mining lease agreements. TMRC will be obligated to pay a $5,000 per month rental or a 12% royalty whichever is greater upon execution of the lease with PEI. TMRC has asked for and received an extension of the original six months due diligence period to the new due date of June 30, 2018.

NOTE 3 – NOTES PAYABLE

In relation to the Foundation lease discussed in Note 2 the Company recorded a note payable for an amount for the initial $45,000 due upon signing of lease and the nine (9) future payments due of $45,000 which has been recorded at its present value discounted with an imputed interest rate of 5% for a total note payable of $364,852. As of the date of this filing, we have not paid the June 2016 or June 2017 installment of our surface lease, in the amount of $45,000 each, to the Southwest Wildlife Foundation. As a result the full amount of the note payable has been classified as currently due. The Company has received a waiver until August 31, 2017 for the June 2016 and June 2017 payment. The note payable balance as of May 31, 2017 and August 31, 2016 was approximately $260,000. The Company has also accrued interest expense as of May 31, 2017 and August 31, 2016 of $27,315 and $18,750, respectively which is included in accrued liabilities.

On July 1, 2016 the Company entered into two loans for $2,500 each from two directors of the Company. The loans are due July 1, 2017, non-interest accruing, and unsecured. As of the date of this filing the loans are in default and due upon demand. As additional consideration for the loans, we issued 5,000 common stock purchase warrants to each individual. The warrants have an exercise price of $0.10 and term of five years. The loans have a relative fair value of $3,815 and the warrants have a relative fair value of $1,185 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.00% (ii) estimated volatility of 185% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The notes payable balance as of May 31, 2017 and August 31, 2016 was a total of $5,000.

On September 1, 2016, the Company entered into five loans totaling $71,500 from five directors of the Company. The loans were due March 1, 2017, are non-interest bearing, and unsecured. As of this filing the loans are in default and due upon demand. As additional consideration for the loans, we issued in total 147,000 common stock purchase warrants. The warrants have an exercise price of $0.10 and term of five years. The loans have a relative fair value of $57,414 and the warrants have a relative fair value of $14,086 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.180% (ii) estimated volatility of 245% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The notes payable balance as of May 31, 2017 and August 31, 2016 was $71,500.

On November 1, 2016 the Company entered into two loans for $4,000 and $1,000 from two directors of the Company. The loans are due April 30, 2017 and April 1, 2017, respectively, are non-interest bearing, and unsecured. As of this filing the loans are in default and due upon demand. As additional consideration for the loans, we issued 4,000 and 1,000 common stock purchase warrants to each individual. The warrants have an exercise price of $0.10 and term of five years. The loans have a relative fair value of $4,522 and the warrants have a relative fair value of $478 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.30% (ii) estimated volatility of 181% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The notes payable balance as of May 31, 2017 and August 31, 2016 was $5,000 and $0, respectively.

On December 12, 2016, the Company entered into a loan for $15,000 a director of the Company. The loan is due June 12, 2017, is non-interest accruing, and unsecured. As of this filing the loan is in default and due upon demand. As additional consideration for the loan, we issued 45,000 common stock purchase warrants to the individual. The warrants have an exercise price of $0.10 and term of five years. The loan has a relative fair value of $11,296 and the warrants have a relative fair value of $3,704 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.90% (ii) estimated volatility of 241% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The notes payable balance as of May 31, 2017 and August 31, 2016 was $15,000 and $0, respectively.

On January 12, 2017 the Company entered into two loans totaling $20,000 from a director and an officer of the Company. The loans are due July 12, 2017, are non-interest accruing, and unsecured. As of this filing the loans are in default and due upon demand. As additional consideration for the loans, we issued 40,000 common stock purchase warrants to each individual. The warrants have an exercise price of $0.10 and term of five years. The loans have a relative fair value of $13,542 and the warrants have a relative fair value of $6,458 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.87% (ii) estimated volatility of 240% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The notes payable balance as of May 31, 2017 and August 31, 2016 was $20,000 and $0, respectively.

During the three months ended May 31, 2017 the Company entered into eight loans totaling $47,500 from directors and officers of the Company. The loans are due during the first quarter ended for 2018 fiscal year end, are non-interest accruing, and unsecured. As additional consideration for the loans, we issued in total 190,000 common stock purchase warrants. The warrants have an exercise price of $0.21 and term of five years. The loans have a relative fair value of $25,912 and the warrants have a relative fair value of $21,588 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.75% (ii) estimated volatility of 235% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The notes payable balance as of May 31, 2017 and August 31, 2016 was $47,500 and $0, respectively.

The Company has recorded total discounts on the notes payable in the amount of $46,314. For the nine months ended May 31, 2017, amortization of discounts on the notes payable totals approximately $23,650.

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

During the nine months ended May 31, 2017, we recognized $12,285 in stock compensation expense for 90,000 stock options issued to an outside consultant for services.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company had accounts payable to related parties in the approximate amount of $549,000 and $350,000 at May 31, 2017 and August 31, 2016, respectively.

The Company rents office space on a month to month basis of $1,600 from a director. This space is currently subleased to a tenant.

NOTE 6 – SUBSEQUENT EVENTS

In June and July of 2017, we issued a total of 20,000 stock options to a consultant for services. These options will be valued in the fourth quarter ending August 31, 2017, using the Black Sholes model.

On July 12, 2017 the Company received an extension to pay the June 2016 and 2017 Foundation lease payments of $45,000 each to August 31, 2017 (See Note 2). In addition the Company will issue the Foundation $90,000 worth of restricted shares.

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

Recent Corporate Developments

Insert DOE press release summary. Tony to summarize for inclusion.

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

Liquidity and Capital Resources

As of May 31, 2017, we had a working capital deficit of approximately $1,265,000 and a cash balance of approximately $6,000. We will need to raise additional funding to implement our business strategy

We currently need to raise additional capital. During our fiscal year ending August 31, 2017, we have minimized spending for metallurgical testing and flow sheer development, additional geologic and resource modeling and compliance costs associated with state governmental agencies and appropriate staff and consulting expenses until such time we raise additional capital or secure a strategic partner. The timing of these expenditures is dependent upon a number of factors, including the availability of third party contractors.

During the current fiscal year ending August 31, 2017, we had planned to complete Stage 1of our metallurgical activities as discussed in the section heading “ITEM 2. PROPERTIES” of our Annual Report on Form 10-K as filed with the SEC on December 14, 2016. Our budget for the metallurgical component of Stage 1 activity is approximately $241,000. To date we have expended approximately $134,000 of the budgeted amount on the Stage 1 metallurgical activities. Stage 1 is not yet complete.

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

Results of Operations

Nine months ended May 31, 2017 and May 31, 2016

General & Revenue

We had no operating revenues during the nine months ended May 31, 2017 and May 31, 2016. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $32.9 million as of May 31, 2017.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the nine months ended May 31, 2017 and May 31, 2016, in the amount of approximately $9,000 and $228,000, respectively. The amount of exploration expense for May 31, 2016 was offset by a grant in the amount of $110,000. Thus, the amount of net exploration expenses recorded on the nine months ended May 31, 2016 unaudited statement of operations totaled $118,000. Expenditures for the nine months ended May 31, 2017 and May 31, 2016 were primarily for metallurgical testing and related laboratory fees for our Round Top project.

Our general and administrative expenses for the nine months ended May 31, 2017 and May 31, 2016 were approximately $362,000 and $850,000, respectively. For the nine months ended May 31, 2017 our general and administrative expenses included approximately $12,000 in stock-based compensation to directors and consultants. The remaining expenditures totaling approximately $350,000 were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

For the nine months ended May 31, 2016, our general and administrative expenses included approximately $184,000 in stock-based compensation to directors and consultants. The remaining expenditures totaling approximately $666,000 were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

We had losses from operations for the nine months ended May 31, 2017 and May 31, 2016 totaling approximately $372,000 and $968,000, respectively, and net losses for the nine months ended May 31, 2017 and May 31, 2016 totaling approximately $409,000 and $973,000, respectively. For the nine months ended May 31, 2017, we accrued approximately $8,000 in interest expense for the Southwest Wildlife Foundation note payable, $24,000 discounts on notes payable and approximately $6,000 in finance charges.

Three months ended May 31, 2017 and May 31, 2016

General & Revenue

We had no operating revenues during the three months ended May 31, 2017 and May 31, 2016. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $32.9 million as of May 31, 2017.

We incurred exploration costs for the three months ended May 31, 2017 and May 31, 2016, in the amount of approximately $0 and $94,000, respectively. The amount of exploration expense for May 31, 2016 was offset by a grant in the amount of $20,000. Thus, the amount of net exploration expenses recorded on the three months May 31 2016 unaudited statement of operations totaled $74,000. Expenditures for the three months ended May 31, 2016 were primarily for metallurgical testing and related laboratory fees for our Round Top project.

Our general and administrative expenses for the three months ended May 31, 2017 and May 31, 2016 were approximately $139,000 and $233,000, respectively. For the three months ended May 31, 2017, $139,000 was primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

Our general and administrative expenses for the three months ended May 31, 2016 included approximately $140,000 in stock-based compensation to directors and consultants. The remaining expenditures totaling approximately $93,000 were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

We had losses from operations for the three months ended May 31, 2017 and May 31, 2016 totaling approximately $139,000 and $307,000, respectively, and net losses for the three months ended May 31, 2017 and May 31, 2016 totaling approximately $152,000 and $312,000, respectively. For the three months ended May 31, 2017, we incurred approximately $5,000 in interest expense for the Southwest Wildlife Foundation note payable, $6,000 in interest expense for discount amortization and $2,000 in finance charges.

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

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (B)
March 2017	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
April 2017	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
May 2017	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
May 2017	Common Stock Purchase Warrants	190,000(B)	Directors and Officers	$Nil	Notes Payables	Sec. 4(a)(2)

(A)	Common Stock Purchase Options were issued pursuant to a consulting agreement. Options vested immediately. Each option is exercisable for a 5 year term at an exercise of $0.30. The options were issued outside of the Company’s 2008 Stock Incentive Plan.

(B)	Common Stock Purchase Warrants were issued as additional consideration for eight loans from directors and officers. Warrants vested immediately. Each warrant is exercisable for a 5 year term at an exercise of $0.21. The warrants were issued outside of the Company’s 2008 Stock Incentive Plan.

We did not repurchase any of our securities during the quarter covered by this report.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended May 31, 2017, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

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

Date: July 17, 2017

/s/ Daniel E. Gorski
Daniel E. Gorski, duly authorized officer
Chief Executive Officer and Principal
Executive Officer

Date: July 17, 2017

/s/ Wm Chris Mathers
Wm Chris Mathers, Chief Financial Officer and
Principal Financial and Accounting Officer