Form 10-K
period 2017-08-31
Texas Mineral Resources Corp.
filed 2017-12-14
CIK 1445942

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 000-53482

TEXAS MINERAL RESOURCES CORP.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-0294969
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

516 South Spring Avenue
Tyler, Texas	75702
(Address of Principal Executive Offices)	(Zip Code)

(361) 790-5831

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

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: As of December 1, 2017 the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $6,492,839 based upon the closing sale price of the common stock as reported by the OTCQX.US. For purposes of this calculation, shares of common stock held by executive officers, directors and holders of greater than 10% of the registrant’s outstanding common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock outstanding as of December 11, 2017 was 44,941,532.

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

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to:

●	the progress, potential and uncertainties of our 2017-2018 rare-earth exploration program at our Round Top Project, located near Sierra Blanca, Texas (the “Round Top Project”);

●	cost and timing for Pre-Feasibility Study for our Round Top Project

●	the success of getting the necessary permits for future drill programs and future project exploration;

●	expectations regarding the ability to raise capital and to continue our exploration plans on our properties; and

●	plans regarding anticipated expenditures at the Round Top Project.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

●	risks associated with our ability to continue as a going concern;

●	risks associated with our history of losses and need for additional financing;

●	risks associated with our limited operating history;

●	risks associated with our properties all being in the exploration stage;

●	risks associated with our lack of history in producing metals from our properties;

●	risks associated with a shortage of equipment and supplies;

●	risks associated with our need for additional financing to develop a producing mine, if warranted;

●	risks associated with our exploration activities not being commercially successful;

●	risks associated with ownership of surface rights at our Round Top Project;

●	risks associated with increased costs affecting our financial condition;

●	risks associated with a shortage of equipment and supplies adversely affecting our ability to operate;

●	risks associated with mining and mineral exploration being inherently dangerous;

●	risks associated with mineralization estimates;

●	risks associated with changes in mineralization estimates affecting the economic viability of our properties;

●	risks associated with uninsured risks;

●	risks associated with mineral operations being subject to market forces beyond our control;

●	risks associated with fluctuations in commodity prices;

●	risks associated with permitting, licenses and approval processes;

●	risks associated with the governmental and environmental regulations;

●	risks associated with future legislation regarding the mining industry and climate change;

●	risks associated with potential environmental lawsuits;

●	risks associated with our land reclamation requirements;

●	risks associated with rare earth and beryllium mining presenting potential health risks;

●	risks related to title in our properties;

●	risks related to competition in the mining and rare earth elements industries;

●	risks related to economic conditions;

●	risks related to our ability to manage growth;

●	risks related to the potential difficulty of attracting and retaining qualified personnel;

●	risks related to our dependence on key personnel;

●	risks related to our United States Securities and Exchange Commission (the “SEC”) filing history; and

●	risks related to our securities.

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

On March 6, 2013, we purchased the surface lease at the Round Top Project, known as the West Lease, from the Southwest Wildlife and Range Foundation (the “Foundation”) for $500,000 cash and 1,063,830 shares of our common stock. We also agreed to support the Foundation through an annual payment of $45,000 for ten years to support conservation efforts within the Rio Grande Basin and in particular engaging in stewardship of Lake Amistad, a large and well-known fishing lake near Del Rio, Texas. The West Lease comprises approximately 54,990 acres. Most importantly, purchase of the surface lease gave us unrestricted surface access for the potential development and mining of our Round Top Project. As of the date of this filing the $45,000 payments due in June 2016 and 2017 have not been paid; consequently, we have expensed the value of the West Lease during fiscal 2017. We fully intend to continue with the evaluation of the mineral potential of the property, to ultimately mine the property, and to bring the lease current when funds are available. Expensing the value of the West Lease does not restrict our access to the mineral leases.

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

On October 29, 2014, we announced that we had executed agreements with the Texas General Land Office securing the option to purchase the surface rights covering the potential Round Top project mine and plant areas and, separately, a lease to develop the water necessary for the potential Round Top project mine operations. The option to purchase the surface rights covers approximately 5,670 acres over the mining lease and the additional acreage adequate to site all potential heap leaching and processing operations as currently anticipated by the Company. We may exercise the option for all or part of the option acreage at any time during the sixteen year primary term of the mineral lease. The option can be kept current by an annual payment of $10,000. The annual payment for the fiscal year ending August 31, 2017 has not been made as of the date of this filing. The purchase price will be the appraised value of the surface at the time of exercising the option.

The ground water lease secures our right to develop the ground water within a 13,120 acre lease area located approximately 4 miles from the Round Top deposit. The lease area contains five existing water wells. It is anticipated that all potential water needs for the Round Top project mine operations would be satisfied by the existing wells covered by this water lease. This lease has an annual minimum production payment of $5,000 prior to production of water for the operation. The minimum production payment for the fiscal year ending August 31, 2017 has not been made as of the date of this filing. After initiation of production we will pay $0.95 per thousand gallons or $20,000 annually, whichever is greater. This lease remains effective as long as the mineral lease is in effect.

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

On May 26, 2015, we announced that K-tech had successfully produced a low cerium concentrate solution employing their CIX/CIC process. This concentrate solution was separated from crushed Round Top rhyolite leached in 8 inch by 8 foot columns. If precipitated, dried and calcined, this concentrate would be salable in the present rare earth market. Neither uranium nor thorium was detected in the rare earth concentrate. Further test work has shown that it is possible to remove both uranium and thorium from the spent solution from the REE extraction plant. Production of the low cerium concentrate essentially completed Phase 2 of Stage 1 of our development process, with the production of final purified elemental oxides being the only step remaining to complete Phase 2 of Stage 1.

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

The operating agreement between TMRC and K-Tech is still in effect, but due to the inactivity of our Round Top project, there has been no ongoing advancement under the operating agreement as of August 31, 2017.

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

In the fiscal year ended August 31, 2017, we incurred minimal costs in complying with environmental laws and regulations in relation to our operating activities.

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

Executive Officers of the Company

The following table sets forth certain information regarding our executive officers as of December 11, 2017:

Name	Age	Position
Daniel E. Gorski	80	Chief Executive Officer and Director
Wm Chris Mathers	58	Chief Financial Officer

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

The audit opinion and notes that accompany our financial statements for the year ended August 31, 2017, disclose a going concern qualification to our ability to continue in business. The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We do not have any working capital to fund normal operations and meet debt obligations without deferring payment on certain current liabilities and raising additional funds.

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

We had no revenues during the fiscal year ended August 31, 2017. For the fiscal year ended August 31, 2017, our net loss was approximately $2,135,000 and our accumulated deficit at August 31, 2017 was approximately $34.6 million. At August 31, 2017, our cash position was approximately $1,000 and our working capital deficit was approximately $1,502,000. We have not commenced commercial production on any of our mineral properties. We have no revenues from operations and anticipate we will have no operating revenues until we place one or more of our properties into production. All of our properties are in the exploration stage.

We will need to raise additional funding to implement our business strategy. We currently do not have any working capital.

During the current fiscal year ending August 31, 2018, we plan to complete the first part of Stage 2 of our metallurgical activities as discussed in the section heading “ITEM 2. PROPERTIES” of this Annual Report. Our initial budget for Stage 1 of activity was approximately $508,000. To date we have spent approximately $134,000 completing Stage 1. Stage 2 is subdivided into two parts, the first, referred to as milestone 1, is the bench scale separation of selected high purity rare earth carbonate. The second part, or milestone 2, is the construction and operation of a pilot plant. Milestone 1 of Stage 2 is in progress and is expected to be completed by the end of calendar year 2015. TMRC has spent approximately $360,000 on this phase and this expense is to be augmented by an additional $140,000 supplied by the Defense Logistics Agency of the Department of Defense. Projected costs of the second part of Stage 2, milestone 2, is approximately $1,120,000. The final part of Stage 2, milestone 3, is the preparation of a bankable feasibility study of the process and is expected to cost approximately $500,000. We anticipate that our financing efforts will raise sufficient capital to finish Stage 2 but there is no guarantee that we will be able to raise the working capital necessary to complete Stage 1 or begin Stage 2 activities. After completion of Stage 2, we will use any remaining available capital to begin work on other phases of project feasibility work.

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

We have no history of producing metals from any of our properties. Our properties are all exploration stage properties in various stages of exploration and evaluation. Our Round Top Project is an early exploration stage project. Advancing properties from exploration into the development stage requires significant capital and time, and successful commercial production from a property, if any, will be subject to completing feasibility studies, permitting and construction of the mine, processing plants, roads, and other related works and infrastructure. As a result, we are subject to all of the risks associated with developing and establishing new mining operations and business enterprises including:

●	completion of feasibility studies to verify reserves and commercial viability, including the ability to find sufficient REE or gold reserves to support a commercial mining operation;

●	the timing and cost, which can be considerable, of further exploration, preparing feasibility studies, permitting and construction of infrastructure, mining and processing facilities;

●	the availability and costs of drill equipment, exploration personnel, skilled labor and mining and processing equipment, if required;

●	the availability and cost of appropriate smelting and/or refining arrangements, if required, and securing a commercially viable sales outlet for our products;

●	compliance with environmental and other governmental approval and permit requirements;

●	the availability of funds to finance exploration, development and construction activities, as warranted;

●	potential opposition from non-governmental organizations, environmental groups, local groups or local inhabitants which may delay or prevent development activities;

●	potential increases in exploration, construction and operating costs due to changes in the cost of fuel, power, materials and supplies; and

●	potential shortages of mineral processing, construction and other facilities related supplies.

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

Our long-term success depends on our ability to identify mineral deposits on our existing properties and other properties we may acquire, if any, that we can then develop into commercially viable mining operations. Our belief that our properties contain commercially exploitable minerals has been based solely on preliminary tests that we have conducted and data provided by third parties, including the data published in various third party reports, including but not limited to the GSA, Geological Society of America, Special Paper 246, 1990. There can be no assurance that the tests and data upon which we have relied is correct or accurate. Moreover, mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. Unusual or unexpected geologic formations and the inability to obtain suitable or adequate machinery, equipment or labor are risks involved in the conduct of exploration programs. The success of mineral exploration and development is determined in part by the following factors:

●	the identification of potential mineralization based on analysis;

●	the availability of exploration permits;

●	the quality of our management and our geological and technical expertise; and

●	the capital available for exploration.

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

Mining and mineral exploration involves various types of risks and hazards, including:

●	environmental hazards;

●	power outages;

●	metallurgical and other processing problems;

●	unusual or unexpected geological formations;

●	personal injury, flooding, fire, explosions, cave-ins, landslides and rock-bursts;

●	inability to obtain suitable or adequate machinery, equipment, or labor;

●	metals losses;

●	fluctuations in exploration, development and production costs;

●	labor disputes;

●	unanticipated variations in grade;

●	mechanical equipment failure; and

●	periodic interruptions due to inclement or hazardous weather conditions.

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

Estimates can be imprecise and depend upon geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. We cannot assure you that:

●	these interpretations and inferences will be accurate;

●	mineralization estimates will be accurate; or

●	this mineralization can be mined or processed profitably.

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

We are subject to significant governmental regulations, which affect our operations and costs of conducting our business.

Our current and future operations are and will be governed by laws and regulations, including:

●	laws and regulations governing mineral concession acquisition, prospecting, development, mining and production;

●	laws and regulations related to exports, taxes and fees;

●	labor standards and regulations related to occupational health and mine safety;

●	environmental standards and regulations related to waste disposal, toxic substances, land use and environmental protection; and

●	other matters.

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

Reclamation may include requirements to:

●	control dispersion of potentially deleterious effluents;

●	treat ground and surface water to drinking water standards; and

●	reasonably re-establish pre-disturbance land forms and vegetation.

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

As of August 31, 2017, we have approximately 44.9 million shares of common stock outstanding.  In addition to our common stock, we have (i) warrants that may be exercised into 4,272,275 shares of common stock exercisable at $0.35 per share, (ii) warrants that may be exercised into 4,272,275 shares of common stock exercisable at $0.50 per share, (iii) note warrants that may be exercised into 678,660 shares of common stock at $0.20 - $0.22 per share, (iv) note warrants that may be exercised into 307,000 shares of common stock at $0.10 per share, (v) warrants that may be exercised into 6,595,000 shares of common stock at $0.35 per share, (vi) options that may be exercised into 5,220,000 shares of common stock at $0.21 to $0.50 per share issued to directors, officers and consultants, and (vii) options that may be exercised into 535,000 shares of common stock at $0.30 per share issued to an advisor.  The issuance of shares upon exercise of these options and warrants may result in substantial dilution to the interests of other stockholders and may adversely affect the market price of our common stock.

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

On March 6, 2013, we purchased the surface lease at the Round Top Project, known as the West Lease, from the Foundation for $500,000 cash and 1,063,830 shares of our common stock. We also agreed to support the Foundation through an annual payment of $45,000 for ten years to support conservation efforts within the Rio Grande Basin and in particular engaging in stewardship of Lake Amistad, a large and well-known fishing lake near Del Rio, Texas. The West Lease comprises approximately 54,990 acres. Most importantly, the purchase of the surface lease gave us unrestricted surface access for the potential development and mining of our Round Top Project. As of the date of this filing the $45,000 payments due in June 2016 and 2017 have not been paid; consequently, we have expensed the value of the West Lease during fiscal 2017. We fully intend to continue with the evaluation of the mineral potential of the property, to ultimately mine the property, and to bring the lease current when funds are available. Expensing the value of the West Lease does not restrict our access to the mineral leases.

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

In August 2017, we paid the State of Texas a delay rental of $67,077.

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

In October 2017, we paid the State of Texas a delay rental to extend the term of the lease in an amount equal to $6,750.

March 2013 Lease

On March 6, 2013, we purchased the surface lease at the Round Top Project, known as the West Lease, from the Southwest Wildlife and Range Foundation (the “Foundation”) for $500,000 cash and 1,063,830 shares of our common stock. We also agreed to support the Foundation through an annual payment of $45,000 for ten years to support conservation efforts within the Rio Grande Basin and in particular engaging in stewardship of Lake Amistad, a large and well-known fishing lake near Del Rio, Texas. The West Lease comprises approximately 54,990 acres. Most importantly, the purchase of the surface lease gave us unrestricted surface access for the potential development and mining of our Round Top Project. .As of the date of this filing the $45,000 payments due in June 2016 and 2017 have not been paid; consequently, we have expensed the value of the West Lease during fiscal 2017. We fully intend to continue with the evaluation of the mineral potential of the property, to ultimately mine the property, and to bring the lease current when funds are available. Expensing the value of the West Lease does not restrict our access to the mineral leases.

October 2014 Surface Option

In October 2014, we executed an agreement with the Texas General Land Office securing the option to purchase the surface rights covering the potential Round Top project mine and plant areas, and separately a lease to develop the water necessary for the potential Round Top project mine operations.

The option to purchase the surface rights covers approximately 5,670 acres over the mining lease and the additional acreage adequate to site all potential heap leaching and processing operations as currently anticipated by the Company. We may exercise the option for all or part of the option acreage at any time during the sixteen year primary term of the mineral lease. The option can be kept current by an annual payment of $10,000, which has not been paid as of the date of this filing. The purchase price will be the appraised value of the surface at the time of exercising the option.

The ground water lease secures our right to develop the ground water within a 13,120 acre lease area located approximately 4 miles from the Round Top deposit. The lease area contains five existing water wells. It is anticipated that all potential water needs for the Round Top project mine operations would be satisfied by the existing wells covered by this water lease. This lease has an annual minimum production payment of $5,000 prior to production of water for the operation, which has not been paid as of the date of this filing. After initiation of production we will pay $0.95 per thousand gallons or $20,000 annually, whichever is greater. This lease remains effective as long as the mineral lease is in effect.

Existing Infrastructure

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

Water for the project may be obtained from a well field approximately 3 miles east of the mine site. In October of 2014, we executed a lease with the Texas General Land Office to develop the water necessary for the potential Round Top project mine operations. The ground water lease secures our right to develop the ground water within a 13,120 acre lease area located approximately 4 miles from the Round Top deposit. The lease area contains five existing water wells. It is anticipated that all potential water needs for the Round Top project mine operations would be satisfied by the existing wells covered by this water lease. This lease has an annual minimum production payment of $5,000 prior to production of water for the operation, which has not been paid as of the date of this filing. After initiation of production we will pay $0.95 per thousand gallons or $20,000 annually, whichever is greater. This lease remains effective as long as the mineral lease is in effect.

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

Project Exploration History and Timeline

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

On March 6, 2013, we purchased the surface lease at the Round Top Project, known as the West Lease, from the Foundation for $500,000 cash and 1,063,830 shares of our common stock. We also agreed to support the Foundation through an annual payment of $45,000 for ten years to support conservation efforts within the Rio Grande Basin and in particular engaging in stewardship of Lake Amistad, a large and well-known fishing lake near Del Rio, Texas. The West Lease comprises approximately 54,990 acres. Most importantly, purchase of the surface lease gave us unrestricted surface access for the potential development and mining of our Round Top Project. As of the date of this filing the $45,000 payments due in June 2016 and 2017 have not been paid; consequently, we have expensed the value of the West Lease during fiscal 2017. We fully intend to continue with the evaluation of the mineral potential of the property, to ultimately mine the property, and to bring the lease current when funds are available. Expensing the value of the West Lease does not restrict our access to the mineral leases.

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

On June 22, 2017 we announced the establishment of American Mineral Reclamation LLC. This subsidiary has the mission to seek out and develop lower cost projects involving metals and mineral recovery and production from coal by-products, acid mine drainage waters and sludges, mine waste and tailings, industrial wastewater and recovery of strategic metals from scrap from various sources. In addition to REE and scandium we intend to include other important “tech” metals such as Lithium, Cobalt, Vanadium, Gallium and others as conditions dictate. We have executed a co-operation agreement to work jointly with Inventure Renewals.

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

Process development was scheduled as follows:

Stage 1a. Treat the primary leach solution to remove the impurity elements and to produce a feedstock solution at concentrations and flow rate acceptable to feed the processing plant.

Stage 1b. Desktop study of the CAPEX and OPEX of the plant envisioned at Round Top.

Stage 2a. Bench scale production of high purity separated elements

Stage 2b. Optimize leach recoveries of REE and other elements by large scale column leach testing. Primary leach solution produced during this phase will be used to refine the CIX/CIC recoveries of the various heavy elements and to develop methods for recovering the “light” elements, lithium in particular, by a variety of techniques including evaporation “salt out” and membrane filtration.

Stage 2c. Pilot plant testing using trial leach pads with solutions to be processed at the Tuscaloosa facility of Inventure Renewals.

Stage 3. Publication of a bankable feasibility study of the CIX/CIC processing plant.

Results to Date

Stage 1a. The Round Top pregnant leach solution (PLS) obtained by leaching the crushed ore with dilute sulfuric acid extracts the rare earth elements at high recoveries but also recovers high concentrations of aluminum, calcium, magnesium, iron, potassium and sodium. The PLS produced from the leach operation is expected to be at flow rates on the order of 600 gallons per minute with concentrations of rare earth elements in the range of 1,000 to 3,500 parts per million (ppm). First experimental run produced a solution that averaged approximately 1,000 ppm (.1%) rare earth and approximately 30,000 ppm (3%) impurities, a ratio of 30:1 impurities to REE. The Stage 1a processing was able to change this ratio to approximately 0.3:1 impurities to REE. This level of impurity rejection greatly exceed our target expectations and we believe demonstrates that the Round Top PLS can be relatively easily and economically processed into a feedstock compatible with any type of refining plant.

We believe that accomplishing this step of directly extracting the REE from the PLS without prior treatment or conditioning has accomplished the most difficult part of process design.

Stage 1a. The desktop economic model is kept current by factoring in any project progress and any variation of product mix and price as the project develops.

Stage 2a. The bench-scale separation of the rare earth elements into groups was completed in May 2015, through the rejection of the low value rare earth elements lanthanum and cerium from the Stage 1a solution.

Stage 2b. In late 2015 TMRC (then TRER) applied for and was granted a contract from the Defense Logistics Agency (DLA), Broad Agency Announcement – 2016-2017-01 for bench scale IX and IC purification and separation of REE from primary leach solution derived from crushed Round Top rock, which was successfully completed in mid-2016. This DLA sponsored work has accomplished Stage 2, milestone 1. This work resulted in the production of 99.999+ yttrium, 99.99% ytterbium and 99.999+% of an undisclosed REE element.

Current Status of the Round Top Project

Metallurgical development at Round Top is suspended pending the acquisition of additional financing. When started, this work will complete Stage 2 and is designed to result in a bankable feasibility study.

Costs

At the end of fiscal year 2017 we had incurred exploration costs at the Round Top Project of approximately $11.8 million.  In the fiscal year ending August 31, 2017 there have been minimal exploration costs.

At the present time based on our current understanding of the project, we estimate the funding need to complete Stage 3 of the Round Top Project to be approximately $6.5 million including Corporate G&A. This estimate may and probably will change as more data is acquired.

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

The next step, now in progress, will employ CIC to produce 3 high purity products, a light rare earth solution, a mid-range rare earth product solution, and a heavy rare earth solution consisting of the elements terbium and those heavier, plus yttrium. The solution from the first step is fed to and loaded onto the resin as an acid sulfate solution. Once loaded and washed, the column is eluted by a chelating solution which causes the individual REE, because of the small differences in their cation attraction properties, to separate and exit the column at different times. The 3 classes are determined by splitting the streams based on their exit times.

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

The K-Tech JV

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

In consideration of the expansion of TMRC’s right to earn additional membership percentage interests in Reetech, TMRC and K-Tech have further amended the Agreement to provide the following:

●	The Amendment provides that until such time as TMRC has been credited with the cumulative contribution to Reetech of either (i) $2.0 million in capital contributions made by TMRC, (ii) $3.5 million in collected revenue from third-party business clients of which TMRC was the procuring cause (as defined in the Amendment), or (iii) a combination of (i) and (ii) that total $3.5 million, one manager shall be appointed by TMRC and the remaining two managers shall be appointed by K-Tech. Following such contribution conditions being met, the Agreement will revert back to its original manager appointment provisions.

●	The Agreement has been amended to provide that until such time as TMRC shall have earned its 49.9% interest in Reetech, K-Tech shall supervise the business of Reetech and K-Tech shall be the sole recipient of any profits realized from the business of Reetech.

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

The operating agreement between TMRC and K-Tech is still in effect, but due to the inactivity of our Round Top project, there has been no ongoing advancement under the operating agreement as of August 31, 2017.

Based on the success of this process, TMRC, in conjunction with its joint venture partner K-Tech Inc., submitted a proposal to the Defense Logistics Agency of the Department of Defense to employ CIX/CIC to conduct research to demonstrate, at the bench scale level, the ability to separate and refine yttrium (Y) oxide to a minimum of 99.999% purity, ytterbium (Yb) oxide to a minimum of 99.99% purity and an undisclosed oxide to a minimum of 99.999% purity, using continuous ion exchange (CIX) and continuous ion chromatography (CIC).

Northeast Pennsylvania REE and Scandium Project

On June 28, 2016 TMRC executed a Memorandum of understanding with Pagnotti Enterprises Inc. of Wilkes Barre, Pennsylvania, owners of the Jeddo Coal Co., whereby under specified terms TMRC could lease one or more of Jeddo’s deposits located in the anthracite region of northeast Pennsylvania. Research by the Department of Energy (DOE) has shown that these coal deposits and the sandstones and siltstones immediately associated with them contain anomalously high values of rare earth and of particular interest, Scandium. The DOE research to date has indicated that the rare earth can be efficiently extracted from pulverized rock using ammonium sulfate as the lixiviant. TMRC is in the process of preparing an application for a federal grant to design and construct a continuous ion exchange/continuous ion chromatography (CIX/CIC) pilot plant to be delivered to a designated project area in the Appalachian cold province. TMRC and its co-applicants, K-Tech, Inventure Renewables, of Tuscaloosa, Alabama and Penn State University are proposing to plan, develop, design and install the CIX/CIC pilot plant at one of the Jeddo Coal properties. The grant was awarded in March 2017 to a consortium consisting of Inventure Renewables, Penn State, K-Tech and TMRC with Inventure being the principal investigator in the consortium. Funding began in September 2017.

Under the terms of the Memorandum of Understanding (MOU) signed 28 June 2016, TMRC had a six month term to perform the necessary due diligence and to technically and economically evaluate the properties. Upon execution of the MOU TMRC and PEI had six months to draft and execute a formal lease agreement containing all the standard terms of mining lease agreements. Upon execution of a lease, TMRC will be obligated to pay a $5,000 per month rental or a 12% royalty whichever is greater. As of the date of this filing, no lease has been executed.

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

The Department of Energy Grant

In September of 2016 the Department of energy issued a Funding Opportunity Announcement (FOA) whereby they intended to grant up to $27.75 million for the siting of a pilot plant at a selected location within the Appalachian Coal fields. This grant was to be in two stages, the first for $1 million to establish the basic engineering parameters and the second of up to $22.75 million to commission the pilot plant. TMRC took the lead and assembled a team consisting of itself, K-Tech, Penn State University and Inventure Renewables of Tuscaloosa. Inventure is closely associated with K-Tech and shares officers and directors. Inventure was chosen as the lead investigator in the project because of its large, research oriented facility and its considerable experience in securing and executing grants of this nature. In December of 2016 the consortium was awarded the phase 1 grant and funds were disbursed in September of 2017. TMRC‘s role in the venture will be as a subcontractor and is not the direct recipient of the grant funds. TMRC has begun the work of collecting the metallurgical samples and the first of these samples were delivered to Penn State in early October 2017.

Establishment of American Mineral Reclamation LLC

On June 22, 2017 we announced the establishment of American Mineral Reclamation LLC. This subsidiary has the mission to seek out and develop lower cost projects with shorter development times involving metals and mineral recovery and production from coal by-products, acid mine drainage waters and sludges, mine waste and tailings, industrial wastewater and recovery of strategic metals from scrap from various sources. In addition to REE and scandium we intend to include other important “tech” metals such as Lithium, Cobalt, Vanadium, Gallium and others as conditions dictate. We have executed a co-operation agreement to work jointly with Inventure Renewals. As of August 31, 2017, no activity has taken place within this LLC.

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

Fiscal Year 2017	High	Low

Quarter ended August 31, 2017	$0.24	$0.18
Quarter ended May 31, 2017	$0.29	$0.15
Quarter ended February 28, 2017	$0.19	$0.10
Quarter ended November 30, 2016	$0.13	$0.10

Fiscal Year 2016	High	Low

Quarter ended August 31, 2016	$0.18	$0.12
Quarter ended May 31, 2016	$0.18	$0.12
Quarter ended February 28, 2016	$0.20	$0.12
Quarter ended November 30, 2015	$0.25	$0.19

Fiscal Year 2015	High	Low

Quarter ended August 31, 2015	$0.33	$0.20
Quarter ended May 31, 2015	$0.44	$0.19
Quarter ended February 28, 2015	$0.24	$0.19
Quarter ended November 30, 2014	$0.39	$0.22

The last bid price of our common stock on December 11, 2017 was $0.15 per share.

Holders

The approximate number of holders of record of our common stock as of December 11, 2017 was 496.

Dividends

We have not paid any cash dividends on our equity security and our Board has no present intention of declaring any cash dividends. We are not prohibited from paying any dividends pursuant to any agreement or contract.

Securities Authorized for Issuance under Equity Compensation Plans

In September 2008, the Board adopted our 2008 Stock Option Plan (the “2008 Plan”), which was also approved by our shareholders in September 2008. In May 2011, the board of directors adopted an amendment to our 2008 Plan (the “Amended 2008 Plan”), which was also approved by our shareholders in August 2011. The Amended 2008 Plan increased the number of shares available for grant from 2,000,000 to up to 5,000,000 shares of our common stock for awards to our officers, directors, employees and consultants. On February 15, 2012, our stockholders approved an increase of 2,000,000 of shares of common stock available for issuance under the amended 2008 Stock Option Plan (the “Plan”). As amended, the Plan provides for 7,000,000 shares of common stock for all awards. On February 24, 2016, the stockholders of the Company approved an amendment to the Company’s 2008 Stock Option Plan, pursuant to which the number of shares available under the plan was increase from 7,000,000 to 9,000,000 shares of common stock. Other provisions of the Amended 2008 Plan remain the same as under our 2008 Plan. As of August 31, 2017, a total of 3,780,000 shares of our common stock remained available for future grants under the Amended 2008 Plan.

The following table sets forth certain information as of August 31, 2017 concerning our common stock that may be issued upon the exercise of options or warrants or pursuant to purchases of stock under the Amended 2008 Plan:

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options	(b) Weighted- Average Exercise Price of Outstanding Options	(c) Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	5,220,000	$0.63	3,780,000
Equity compensation plans not approved by stockholders	535,000	$0.31	—

Total	5,755,000	$0.47	3,780,000

Recent Sales of Unregistered Securities During Fiscal 2017

Except as set forth below, all unregistered sales of equity securities during the period covered by the Annual Report were previously disclosed in our current reports on Form 8-K or quarterly reports on Form 10-Q.

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (B)

September 30, 2016	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
October 31, 2016	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
November 30, 2016	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
December 31, 2016	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
January 31, 2017	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
February 29, 2017	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
March 31, 2017	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
April 30, 2017	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
May 31, 2017	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
June 30, 2017	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
July 31, 2017	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
August 31, 2017	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)

(A)	Common Stock Purchase Options were issued pursuant to a consulting agreement. Options vested immediately. Each option is exercisable for a 5 year term at an exercise price of $0.30. The options were issued outside of the Company’s 2008 Stock Incentive Plan.

(B)	With respect to sales designated by “Sec. 4(a)(2),” these shares were issued pursuant to the exemption from registration contained in to Section 4(a)(2) of the Securities Act as privately negotiated, isolated, non-recurring transactions not involving any public offer or solicitation. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (B)

September 2017	Common Stock Warrants	147,000(A)	D&O	$Nil	Advances	Sec. 4(a)(2)
November 2017	Common Stock Warrants	10,000(A)	D&O	$Nil	Advances	Sec. 4(a)(2)
December 2017	Common Stock Warrants	60,000(A)	D&O	$Nil	Advances	Sec. 4(a)(2)
January 2017	Common Stock Warrants	80,000(A)	D&O	$Nil	Advances	Sec. 4(a)(2)
March 2017	Common Stock Warrants	80,000(A)	D&O	$Nil	Advances	Sec. 4(a)(2)
April 2017	Common Stock Warrants	90,000(A)	D&O	$Nil	Advances	Sec. 4(a)(2)
May 2017	Common Stock Warrants	20,000(A)	D&O	$Nil	Advances	Sec. 4(a)(2)
July 2017	Common Stock Warrants	34,500(A)	D&O	$Nil	Advances	Sec. 4(a)(2)
August 2017	Common Stock Warrants	294,160(A)	D&O	$Nil	Advances	Sec. 4(a)(2)

(A)	Common Stock Warrants were issued pursuant to advances made to the Company by certain Officers and Directors. Each warrant is exercisable for a 5 year term at an exercise price of $0.10 - $0.23

(B)	With respect to sales designated by “Sec. 4(a)(2),” these shares were issued pursuant to the exemption from registration contained in to Section 4(a)(2) of the Securities Act as privately negotiated, isolated, non-recurring transactions not involving any public offer or solicitation. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

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

Operation and support of the DoE Grant.

Approximately 25% of TMRC’ efforts will be allocated to completing its share of the Phase 1 of the DoE grant. Our role in this grant is to acquire the samples, evaluate the primary and alternate sites, conduct the economic evaluation and co-ordinate the project.

Operation of American Minerals Reclamation

Absent the securing of feasibility financing for Round Top, the remainder of TMRC plans to actively pursue the development of American Minerals Reclamation (AMR). We have set no geographical limitations on this project but we are currently basing our efforts in the Pennsylvania coal producing region because of the excellent opportunities present there and existence of the network of people and institutions that have been developed during the grant application process.

Recent Corporate Developments

The following significant corporate developments occurred during the year ended August 31, 2017 and the subsequent period through the filing of this Annual Report:

Annual Meeting of Stockholders

We did not hold an annual meeting of stockholders for the fiscal year ended August 31, 2017 as required by the OTCQX.

On March 24, 2016, Ms. Laura Lynch resigned from the Board of Directors of Texas Mineral Resources Corp. for personal reasons. Ms. Lynch’s resignation was not the result of any disagreement with the Company regarding the Company’s operations, policies or practices.

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

Liquidity and Capital Resources

As of August 31, 2017, we had a working capital deficit of approximately $1,502,000. We currently have no working capital and will need to raise additional funding to implement our business strategy.

During the current fiscal year ending August 31, 2017, we completed Stage 1of our metallurgical activities as discussed in the section heading “ITEM 2. PROPERTIES” of this Annual Report. Our budget for this stage of activity was approximately $134,502. To date we have expended approximately that amount on Stage 1 which is now complete. Estimated cost of Stage 2 is $2,015,454, $336,454 of which has been spent; this phase, called milestone 1, of Stage 2 has been modified and augmented by the Defense Logistical Agency. There is no guarantee that we will be able to raise the working capital necessary for balance of Stage 2 activities. After completion of Stage 1, we will use any remaining available capital to begin work on Stage 2 of our metallurgical activities.

The audit opinion and notes that accompany our financial statements for the year ended August 31, 2017, disclose a ’going concern’ qualification to our ability to continue in business. The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its activities is more assured.

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

Results of Operations

Fiscal Years ended August 31, 2017 and 2016

Revenue

We had no operating revenues during the fiscal years ended August 31, 2017 and 2016. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $34.6  million as of August 31, 2017.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the fiscal years ended August 31, 2017 and 2016, in the amount of approximately $90,000 and $216,000, respectively. Expenditures during fiscal year 2017 and 2016 were primarily for metallurgical testing. We recognized impairment related to mineral properties of approximately $1,395,000 for the fiscal year ended August 31, 2017.

Our general and administrative expenses for the fiscal year ended August 31, 2017 were approximately $496,000 . These expenditures were primarily for accrued payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

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

We had losses from operations for the fiscal years ended August 31, 2017 and 2016 totaling approximately $1,981,000  and $1,204,000, respectively and net losses for the fiscal years ended August 31, 2017 and 2016 totaling approximately $2,135,000  and $1,214,000. We had a gain on sale of asset of approximately $6,000 for the fiscal year ended August 31, 2016, interest and other income totaling approximately $450 for the year ended August 31, 2016, and accrued interest expense of approximately $154,000 and $16,000 for the fiscal years ended August 31, 2017 and 2016, respectively.

Off-Balance Sheet Arrangements

For the fiscal years ended August 31, 2017 and 2016, we have off-balance sheet arrangements for annual payments in relation to the mineral leases as disclosed in foot note 4 of the financial statements.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position, or cash flow.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are fairly presented in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Management believes that the following critical accounting estimates and judgments have a significant impact on our financial statements; Valuation of options granted to Directors and Officers using the Black-Scholes model, and fair value of mineral properties. The accounting policies are described in greater detail in Note 2 to our audited financial statements for the fiscal year ended August 31, 2017.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Texas Mineral Resources Corp.

Sierra Blanca, Texas

We have audited the accompanying balance sheets of Texas Mineral Resources Corp., (the “Company”) as of August 31, 2017 and 2016, and the related statements of operations, shareholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Mineral Resources Corp., as of August 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company’s absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2017 raise substantial doubt about its ability to continue as a going concern. The 2016 and 2017 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Open signature

/S/ LBB & ASSOCIATES LTD., LLP

LBB & Associates Ltd., LLP

Houston, Texas

December 11, 2017

TEXAS MINERAL RESOURCES CORP.
BALANCE SHEETS

	August 31, 2017	August 31, 2016

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,080	$5,164
Prepaid expenses and other current assets	6,667	6,667
Total current assets	7,747	11,831

Property and equipment, net	5,421	15,536
Mineral properties	358,594	1,753,446
Deposits	24,000	29,710

TOTAL ASSETS	$395,762	$1,810,523

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,003,468	$602,533
Advances due to related parties	246,165	76,500
Current portion of note payable	260,387	260,387
Total current liabilities	1,510,020	939,420
Note payable - net of current portion and discount	—	—
Total liabilities	1,510,020	939,420

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of August 31, 2017 and August 31, 2016, respectively	—	—
Common stock, par value $0.01; 100,000,000 shares authorized, 44,941,532 and 44,941,532 shares issued and outstanding as of August 31, 2017 and August 31, 2016, respectively	449,416	449,416
Additional paid-in capital	33,068,309	32,918,544
Accumulated deficit	(34,631,983)	(32,496,857)
Total shareholders’ equity	(1,114,258)	871,103

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$395,762	$1,810,523

The accompanying notes are an integral part of these financial statements.

TEXAS MINERAL RESOURCES CORP.
STATEMENTS OF OPERATIONS

	Year Ended August 31,
	2017	2016

OPERATING EXPENSES
Exploration costs	$90,484	$216,223
Impairment of mineral properties	1,394,852	—
General and administrative expenses	495,906	987,869

Total operating expenses	1,981,242	1,204,092

LOSS FROM OPERATIONS	(1,981,242)	(1,204,092)

OTHER INCOME (EXPENSE)
Gain on sale of asset	—	5,698
Interest and other income	2	448
Interest and other expense	(153,886)	(15,993)
Total other income (expense)	(153,884)	(9,847)

NET LOSS	$(2,135,126)	$(1,213,939)

Net loss per share:
Basic and diluted net loss per share	$(0.05)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	44,941,532	43,857,977

The accompanying notes are an integral part of these financial statements.

TEXAS MINERAL RESOURCES CORP.
STATEMENTS OF CASH FLOWS

	Year Ended August 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,135,126)	$(1,213,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Cashless compensation for advances	105,751	—
Discount on loans from beneficial conversion feature	25,107	—
Impairment of mineral properties	1,394,852	—
Depreciation expense	10,115	27,737
Gain on sale of asset	—	(5,697)
Stock based compensation	18,907	188,756
Changes in current assets and liabilities:
Deposits	5,710	20,753
Accounts payable and accrued expenses	400,935	135,075
Accounts payable related party	—	239,224
Net cash used in operating activities	(173,749)	(608,091)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	—	9,776
Investment in mineral properties	—	(15,000)
Net cash used in investing activities	—	(5,224)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on lease note payable	—	(30,459)
Cash from sale of common stock	—	569,500
Proceeds from loan payable	169,665	76,500
Net cash provided by financing activities	169,665	615,541

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,084)	2,226
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,164	2,938
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,080	$5,164

SUPPLEMENTAL INFORMATION
Interest paid	$—	$—
Taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

TEXAS MINERAL RESOURCES CORP.
STATEMENTS OF SHAREHOLDERS’ DEFICIT
For the Year Ended August 31, 2017 and 2016

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at August 31, 2015	—	$—	41,368,015	$413,681	$32,106,023	$(31,282,918)	$1,236,786

Options issued to Officers and Directors					106,785		106,785

Options issued for services					19,471		19,471

Common stock issued for services			276,017	2,760	59,740		62,500

Common stock issued for cash			2,847,500	28,475	541,025		569,500

Common stock issued for note conversion			450,000	4,500	85,500		90,000

Net loss						(1,213,939)	(1,213,939)

Balance at August 31, 2016	—	—	44,941,532	449,416	32,918,544	(32,496,857)	871,103

Options issued for services					18,907		18,907

Cashless compensation for advances					105,751		105,751

Discount on notes payable from beneficial conversion					25,107		25,107

Net loss						(2,135,126)	(2,135,126)

Balance at August 31, 2017	—	$—	44,941,532	$449,416	$33,068,309	$(34,631,983)	$(1,114,258)

The accompanying notes are an integral part of these financial statements.

TEXAS MINERAL RESOURCES CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2017 AND 2016

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

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of approximately $34.6  million as of August 31, 2017 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred, in accordance with generally accepted accounting principles (“GAAP”) – United States.

Reclassification of prior year balances

Our financial statements during the year ended August 31, 2016 contain amounts that have been reclassified for presentation purposes. The amounts and content of account balances were not altered during the reclassification.

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

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs including related property and equipment costs. To determine if these costs are in excess of their recoverable amount, periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with ASC 360-10-35-15, Impairment or Disposal of Long-Lived Assets. Exploration costs were approximately $90,000 and $216,000 for the years ended August 31, 2017 and 2016, respectively.

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

Amended 2008 Stock Option Plan

In September 2008, the Board adopted our 2008 Stock Option Plan (the “2008 Plan”), which was also approved by our shareholders in September 2008. In May 2011, the board of directors adopted an amendment to our 2008 Plan (the “Amended 2008 Plan”), which was also approved by our shareholders in August 2011. The Amended 2008 Plan increased the number of shares available for grant from 2,000,000 to up to 5,000,000 shares of our common stock for awards to our officers, directors, employees and consultants. On February 15, 2012, our stockholders approved an increase of 2,000,000 of shares of common stock available for issuance under the amended 2008 Stock Option Plan (the “Plan”). As amended, the Plan provides for 7,000,000 shares of common stock for all awards. On February 24, 2016, the stockholders of the Company approved an amendment to the Company’s 2008 Stock Option Plan, pursuant to which the number of shares available under the plan was increase from 7,000,000 to 9,000,000 shares of common stock. Other provisions of the Amended 2008 Plan remain the same as under our 2008 Plan. As of August 31, 2017, a total of 3,780,000 shares of our common stock remained available for future grants under the Amended 2008 Plan.

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

Fair Value Measurements

We account for assets and liabilities measured at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified with Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).The three levels of inputs used to measure fair value are as follows:

●	Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.
●	Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
●	Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

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

Recent Accounting Pronouncements

Pronouncements between August 31, 2017 and the date of this filing are not expected to have a significant impact on our operations, financial position, or cash flow, nor does the Company expect the adoption of recently issued, but not yet effective, accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

Joint Venture

On July 15, 2015, we entered into an operating agreement (“Operating Agreement”) with K-Tech, to formalize our joint venture company, Reetech, LLC, a Delaware limited liability company (the “Reetech”), for the purposes of developing, refining and marketing K-Tech’s CIX/CIC process pursuant to the February 24, 2015 letter of intent with K-Tech. Pursuant to the Operating Agreement, K-Tech holds an initial interest of 97.21% of Reetech for the contribution of its technology pursuant to a license to Reetech (the “Reetech License) and TMRC holds an initial interest of 2.79% pursuant to its contribution of cash payment of $391,000 to the prior development of the contributed Technology for the purposes of the joint venture. TMRC has the ability to earn a 49.9% interest in Reetech by contributing up to $7.0 million in cash contributions upon the satisfaction of certain development milestones. Reetech is governed by a board of managers comprised of three managers: one manager appointed by the Company and two managers appointed by K-Tech.

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

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of office furniture, equipment and vehicles. The property and equipment are depreciated using the straight-line method over their estimated useful life of 3-20 years. Our property and equipment, net consist of the following:

	August 31, 2017	August 31, 2016
Furniture & office equipment	$75,606	$75,606
Vehicles	89,185	89,185
Computers & software	48,711	48,711
Field equipment	71,396	71,396
Total cost basis	284,898	284,898
Less: Accumulated depreciation	(279,477)	(269,362)
Property & equipment, net	$5,421	$15,536

Depreciation expense for the years ending August 31, 2017 and 2016 was $10,115 and $27,737, respectively and is included in general and administrative expenses.

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

In August 2017, we paid a delay rental to the State of Texas in the amount of $67,077.

November 2011 Lease

On November 1, 2011, we entered into a mining lease with the State of Texas covering 90 acres, more or less, of land that is adjacent to the land we purchased in September 2011 near our Round Top site. The deed was recorded with Hudspeth County on September 16, 2011. Under the lease, we paid the State of Texas a lease bonus of $20,700 which was paid upon the execution of the lease. Upon the sale of minerals removed from Round Top, we will pay the State of Texas a $50,000 minimum advance royalty. Thereafter, we will pay the State of Texas a production royalty equal to eight percent (8%) of the market value of uranium and other fissionable materials removed and sold from Round Top and six and one quarter percent (6 1/4%) of the market value of all other minerals sold from Round Top.

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

In October 2017, we paid a delay rental to the State of Texas of $6,750.

March 2013 Lease

On March 6, 2013, we purchased lease with Southwest Range & Wildlife Foundation, Inc., a Texas non-profit corporation (the “Foundation”), pursuant to which the Foundation agreed to assign to us a surface lease identified with the State of Texas as Surface Lease SL20040002 (the “West Lease”), which covers 54,990.11 acres in Hudspeth County, Texas. In exchange for the West Lease, we agreed to: (i) pay the Foundation $500,000 in cash; (ii) issue 1,063,830 of our common shares, par value $0.01 (the “Common Shares”); and (iii) make ten (10) payments to the Foundation of $45,000 each. The first payment was made in June 2013, and the nine (9) subsequent payments due on or before June 1 of each of the following years, such payments to be used by the Foundation to support conservation efforts within the Rio Grande Basin. The Lease Assignment Agreement contains standard representations, warranties and covenants.

As of August 31, 2017, the Company has not paid the June 2016 or 2017 payments for $45,000, respectively. The Foundation has not given notice of default or made any demand for payment as of the date of this filing. However, based upon the Company being in default on the lease agreement there is no guarantee that the Foundation will allow the Company to begin mining operations or to bring the lease payments current without requiring the Company to provided additional consideration to the Foundation. Consequently, since the Company cannot be guaranteed the ability to utilize the lease due to its current default status, the Company has written off the value of the West lease ($1,394,852) as of August 31, 2017. The Company intends to continue with the evaluation of the mineral potential of the property, to ultimately mine the property, and to bring the lease current when funds are available. Expensing the value of the West Lease does not restrict our access to the mineral leases.

October 2014 Surface Option

In October 2014, we executed an agreement with the Texas General Land Office securing the option to purchase the surface rights covering the potential Round Top project mine and plant areas, and separately a lease to develop the water necessary for the potential Round Top project mine operations.

The option to purchase the surface rights covers approximately 5,670 acres over the mining lease and the additional acreage adequate to site all potential heap leaching and processing operations as currently anticipated by the Company. We may exercise the option for all or part of the option acreage at any time during the sixteen year primary term of the mineral lease. The option can be kept current by an annual payment of $10,000, which has not been paid as of December 11, 2017. The purchase price will be the appraised value of the surface at the time of exercising the option.

The ground water lease secures our right to develop the ground water within a 13,120 acre lease area located approximately 4 miles from the Round Top deposit. The lease area contains five existing water wells. It is anticipated that all potential water needs for the Round Top project mine operations would be satisfied by the existing wells covered by this water lease. This lease has an annual minimum production payment of $5,000 prior to production of water for the operation, which has not been paid as of December 11, 2017. After initiation of production we will pay $0.95 per thousand gallons or $20,000 annually, whichever is greater. This lease remains effective as long as the mineral lease is in effect.

The Pagnotti Enterprises Inc. Memorandum of Understanding

On June 28, 2016 TMRC executed a Memorandum of understanding with Pagnotti Enterprises Inc. (“PEI”) of Wilkes Barre, Pennsylvania, owners of the Jeddo Coal Co., whereby under specified terms TMRC could lease one or more of Jeddo’s deposits located in the anthracite region of northeast Pennsylvania. Research by the Department of Energy (DOE) has shown that these coal deposits and the sandstones and siltstones immediately associated with them contain anomalously high values of rare earth and on particular interest, Scandium. The DOE research to date has indicated that the rare earth can be efficiently extracted from pulverized rock using ammonium sulfate as the lixiviant. TMRC is in the process of preparing an application for a federal grant to design and construct a continuous ion exchange/continuous ion chromatography (CIX/CIC) pilot plant to be delivered to a designated project area in the Appalachian coal province. TMRC and its co-applicants, K-Tech, Inventure Renewables, of Tuscaloosa, Alabama and Penn State University are proposing to plan, develop, design and install the CIX/CIC pilot plant at one of the Jeddo Coal properties. The grant was awarded in March 2017 to the consortium consisting of Inventure Renewables, Penn State, K-Tech and TMRC with Inventure being the principal investigator in the consortium. Funding began in September 2017.

Under the terms of the Memorandum of Understanding (MOU) signed 28 June 2016, TMRC had a six month term to perform the necessary due diligence and to technically and economically evaluate the properties. Upon execution of the MOU TMRC and PEI had six months to draft and execute a formal lease agreement containing all the standard terms of mining lease agreements. Upon execution of a lease, TMRC will be obligated to pay a $5,000 per month rental or a 12% royalty whichever is greater. As of the date of this filing, no lease has been executed.

NOTE 5 – NOTES PAYABLE

In relation to the Foundation lease discussed in Note 2 the Company recorded a note payable for an amount for the initial $45,000 due upon signing of lease and the nine (9) future payments due of $45,000 which has been recorded at its present value discounted with an imputed interest rate of 5% for a total note payable of $364,852. As of the date of this filing, we have not paid the June 2016 or 2017 installment of our surface lease, in the amount of $45,000 each, to the Southwest Wildlife Foundation. As a result the full amount of the note payable has been classified as currently due. The note payable balance as of August 31, 2017 and 2016 was approximately $260,000. The Company has also accrued interest expense as of August 31, 2017 and 2016 of $33,750 and $18,750, respectively. This unpaid interest is included in accrued liabilities.

The Foundation has not given notice of default or made any demand for payment as of the date of this filing. However, based upon the Company being in default on the Note Payable there is no guarantee that the Foundation will allow the Company to begin mining operations or to bring the lease payments current without requiring the Company to provided additional consideration to the Foundation. Consequently, since the Company cannot be guaranteed the ability to utilize the lease due to its current default status, the Company has written off the value of this lease ($1,394,852) as of August 31, 2017. The Company intends to continue with the evaluation of the mineral potential of the property, to ultimately mine the property, and to bring this note payable and its accrued interest current when the funds are available.

Related Party Notes Payable and Advances

On July 1, 2016 the Company received two loans for $2,500 each from two directors of the Company. The loans are non-interest accruing, unsecured and due upon demand. As additional consideration for the loans, we issued 5,000 common stock purchase warrants to each individual. The warrants have an exercise price of $0.10 and term of five years. The warrants had a fair value of $1,185 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.00% (ii) estimated volatility of 185% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The notes payable balance as of August 31, 2017 and August 31, 2016 was a total of $5,000. The value of the warrants was expensed as interest expense at the time of issuance due to no stated term on the advances.

On September 1, 2016, the Company entered into five loans totaling $71,500 from five directors of the Company. The loans were due March 1, 2017, are non-interest bearing, and unsecured. As of this filing the loans are in default and due upon demand. As additional consideration for the loans, we issued in total 147,000 common stock purchase warrants. The warrants have an exercise price of $0.10 and term of five years. The loans have a relative fair value of $57,414 and the warrants have a relative fair value of $14,086 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.180% (ii) estimated volatility of 245% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The notes payable balance as of August 31, 2017 and August 31, 2016 was $71,500. The value of the warrant was amortized to interest expense over the term of the note payable.

On November 1, 2016 the Company entered into two loans for $4,000 and $1,000 from two directors of the Company. The loans are non-interest bearing, unsecured and due upon demand. As additional consideration for the loans, we issued 8,000 and 2,000 common stock purchase warrants to each individual. The warrants have an exercise price of $0.10 and term of five years. The warrants had a fair value of $1,057 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.30% (ii) estimated volatility of 181% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The notes payable balance as of August 31, 2017 was $5,000. The value of the warrants was expensed as interest expense at the time of issuance due to no stated term on the advance.

On December 12, 2016, the Company entered into a loan for $15,000 a director of the Company. The loan is due June 12, 2017, is non-interest accruing, and unsecured. As of this filing the loan is in default and due upon demand. As additional consideration for the loan, we issued 60,000 common stock purchase warrants to the individual. The warrants have an exercise price of $0.10 and term of five years. The loan has a relative fair value of $10,437 and the warrants have a relative fair value of $4,563 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.90% (ii) estimated volatility of 241% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The notes payable balance as of August 31, 2017 was $15,000. The value of the warrant was amortized to interest expense over the term of the note payable.

On January 12, 2017 the Company entered into two loans totaling $20,000 from a director and an officer of the Company. The loans are due July 12, 2017, are non-interest accruing, and unsecured. As of this filing the loans are in default and due upon demand. As additional consideration for the loans, we issued 40,000 common stock purchase warrants to each individual. The warrants have an exercise price of $0.10 and term of five years. The loans have a relative fair value of $13,542 and the warrants have a relative fair value of $6,458 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.87% (ii) estimated volatility of 240% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The notes payable balance as of August 31, 2017 was $20,000. The value of the warrant was amortized to interest expense over the term of the note payable.

During the three months ended May 31, 2017 the Company entered into eight loans totaling $47,500 from two directors of the Company. The loans are non-interest accruing, unsecured and due upon demand. As additional consideration for the loans, we issued in total 190,000 common stock purchase warrants. The warrants have an exercise price of $0.17 - $0.21 and a term of five years. The warrants had a fair value of $39,557 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.75% (ii) estimated volatility of 234% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The notes payable balance as of August 31, 2017 was $47,500. The value of the warrants was expensed as interest expense at the time of issuance due to no stated term on the advance.

During the three months ended August 31, 2017 the Company entered into seven loans totaling $82,165 from two directors of the Company. The loans are non-interest accruing, unsecured and due upon demand. As additional consideration for the loans, we issued in total 328,660 common stock purchase warrants. The warrants have an exercise price of $0.20 - $0.23 and a term of five years. The warrants have a fair value of $65,137 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.75% (ii) estimated volatility of 169% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The notes payable balance as of August 31, 2017 was $82,165. The value of the warrants was expensed as interest expense at the time of issuance due to no stated term on the advance.

The Company has recorded total discounts on the notes payable in the amount of $25,107 which has been expensed during the year ended August 31, 2017, as amortization of discounts on the notes payable.

NOTE 6 – INCOME TAXES

The following table sets forth a reconciliation of the federal income tax benefit to the United States federal statutory rate for the years ended August 31, 2017 and 2016:

	2017	2016
Loss before provision for income taxes	$(2,135,126)	$(1,213,939)

Income tax benefit at 34% statutory rate	725,943	412,739

Non-deductible business meals and entertainment	(193)	(206)

Increase in valuation allowance	(725,750)	(412,533)

	$—	$—

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as a deferred tax asset and liability.  Significant components of the deferred tax assets are set out below along with a valuation allowance to reduce the net deferred tax asset to zero.

Management has established a valuation allowance because of the potential that the tax benefits underlying deferred tax asset may not be realized.  Significant components of our deferred tax asset at August 31, 2017 and 2016 are as follows:

	2017	2016
Net operating loss carryforward	$4,364,324	$4,189,910

Stock-based compensation	1,694,459	1,649,967

Assets, exploration cost, depreciation and amortization	3,734,534	3,703,770

Impairment of surface lease	474,070	—

Less valuation allowance	(10,267,388)	(9,543,646)

Net deferred tax asset	$—	$—

As a result of a change in control effective in April 2007, our net operating losses prior to that date may be partially or entirely unavailable, by law, to offset future income and, accordingly, are excluded from the associated deferred tax asset.

The gross net operating loss carryforward in the approximate amount of $12,691,000 will begin to expire in 2022.  We file income tax returns in the United States and in one state jurisdiction.  With few exceptions, we are no longer subject to United States federal income tax examinations for fiscal years ending before 2011, and is no longer subject to state tax examinations for years before 2010.

We also record any financial statement recognition and disclosure requirements for uncertain tax positions taken or expected to be taken in a tax return.  Financial statement recognition of the tax position is dependent on an assessment of a 50% or greater likelihood that the tax position will be sustained upon examination, based on the technical merits of the position.  Any interest and penalties related to uncertain tax positions are recorded as interest expense. We believe we have no uncertain tax positions at August 31, 2017 and 2016.

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

We have 44,941,532 shares of our common stock outstanding as of August 31, 2017.

NOTE 7 – SHAREHOLDERS’ EQUITY (Continued)

The following table sets forth certain information as of August 31, 2017 and 2016 concerning our common stock that may be issued upon the exercise of options not under the Amended 2008 plan and pursuant to purchases of stock under the Amended 2008 Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Grant Date Fair Value
Outstanding at August 31, 2015	6,290,000	$0.94	4.67	$11,764,532

Options granted	120,000	0.30	4.53	19,471

Options exercised	—	—	—	—

Options cancelled/forfeited/expired	(775,000)	—	—	—

Outstanding at August 31, 2016	5,635,000	0.61	3.43	11,784,003

Vested and exercisable at August 31, 2016	5,635,000	0.61	3.43	11,784,003

Options granted	120,000	0.30	4.53	18,907

Options exercised	—	—	—	—

Options cancelled/forfeited/expired	—	—	—	—

Outstanding at August 31, 2017	5,755,000	$0.60	2.59	$11,802,910

Vested and exercisable at August 31, 2017	5,755,000	$0.60	2.59	$11,802,910

NOTE 7 – SHAREHOLDERS’ EQUITY (Continued)

Warrants

Warrant activity for the years ended August 31, 2017 and 2016 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Grant Date Fair Value
Outstanding at August 31, 2015	18,291,550	$1.54	2.37	$4,291,419

Warrants granted	6,605,000	0.35	4.24	434,905

Warrants exercised	—	—	—	—

Warrants cancelled/forfeited/expired	(9,587,000)	—	—	—

Outstanding at August 31, 2016	15,309,550	0.39	3.75	4,726,324

Vested and exercisable at August 31, 2016	15,309,550	0.39	3.75	4,726,324

Warrants granted	815,660	0.17	4.63	130,858

Warrants exercised	—	—	—	—

Warrants cancelled/forfeited/expired	—	—	—	—

Outstanding at August 31, 2017	16,125,210	$0.38	2.83	$4,857,182

Vested and exercisable at August 31, 2017	16,125,210	$0.38	2.83	$4,857,182

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company has received advances from certain Directors and Officers. The advances totaled approximately $169,665 and $76,500 as of August 31, 2017 and 2016, respectively.

The Company rents office space on a month to month basis of $1,600 from a director.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended August 31, 2017, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Management determined that our disclosure controls and procedures were not effective during the period covered by this Annual Report because during the period the Company held its annual meeting of stockholders on February 24, 2016, but failed to include in its proxy statement for the meeting prepared under Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an advisory vote to approve the compensation of our named executive officers as was required under Rule 14a-21(a) under the Exchange Act. The omission was inadvertent and the Company intends to include the advisory vote to approve the compensation of its named executive officers in its proxy statement under Regulation 14A for its next annual meeting of stockholders. The Company is implementing additional internal procedures, to ensure that all requirements, including the requirements of Rule 14a-21, are met in future filings.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detections of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2017. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2016 (COSO). Based on our assessment, management identified material weaknesses related to: (i) our internal review functions, (ii) a lack of segregation of incompatible duties within accounting functions, (iii) insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements, and (iv) a lack of oversight to ensure adequate documentation to support routine and non-recurring transactions. As a result, management concluded that, as of August 31, 2017, the Company’s internal control over financial reporting were not effective. Due to our size and the limited nature of our operations, segregation of all conflicting duties may not always be possible and may not be economically feasible. These weaknesses are due to our inadequate staffing during the period covered by this report and our lack of working capital to hire additional staff. Although management will periodically re-evaluate this situation, at this point it considers that the risk associated with such lack of segregation of duties and the potential benefits of adding employees to segregate such duties are not cost justified. We are in the process of determining how best to change our current system and implement a more effective system. However, there can be no assurance that implementation of any change will be completed in a timely manner or that it will be adequate once implemented. To the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

Changes to Internal Control over Financial Reporting

There have not been changes in our internal control over financial reporting during the year ended August 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our current directors and executive officers.  The term for each director expires at our next Annual Meeting or until his or her successor is appointed and qualified.  The ages of the directors and officers are shown as of December 2017:

Name	Age	Current Office with Company	Positions Held Since
Daniel E. Gorski	80	Director Chief Executive Officer	January 2007 August 2012
Anthony Marchese	61	Director	December 2009
Cecil Wall	86	Director	August 2012
Nicholas Pingitore	73	Director	August 2012
James Wolfe	81	Director	August 2012
Wm Chris Mathers	58	Chief Financial Officer	February 2016

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

CORPORATE GOVERNANCE

Board of Directors Structure

The Company’s current bylaws require the Board to consist of one or more directors, the number of directors to be determined from time to time by resolution of the stockholders or by resolution of the Board.  The current Board is composed of five directors.

Director Independence

The Company has four directors as of December 11, 2017, including four independent directors, as follows:

–	Anthony Marchese
–	Cecil Wall
–	Nicholas Pingitore
–	James R Wolfe

An “independent” director is a director whom the Board has determined satisfies the requirements for independence under Section 803A of the NYSE MKT Company Guide.

Meetings of the Board and Board Member Attendance at Annual Meeting

During the fiscal year ending August 31, 2017, the Board held two (2) meetings of the Board.  None of the incumbent Directors attended fewer than 75% of the board meetings which occurred during their tenure on the Board.

Board members are not required to attend the Annual Meeting.

We did not hold an annual meeting of the shareholders during the year ended August 31, 2017.

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

During the fiscal year ended August 31, 2017, the Audit Committee did not meet.

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

In the course of providing its oversight responsibilities regarding the audited annual financial statements for the year ended August 31, 2017, the Committee reviewed the audited annual financial statements for the year ended August 31, 2017 with management and the Company’s independent auditors. The Committee reviewed accounting principles, practices, and judgments as well as the adequacy and clarity of the notes to the financial statements.

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

In reliance on the reviews and discussions referred to above, the Committee recommended to the Board, and the Board has approved, that the audited financial statements be included in the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended August 31, 2017. The Committee and the Board have also recommended the selection of LBB & Associates Ltd., LLP as independent auditors for the Company for the fiscal year ending August 31, 2017.

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

The Compensation Committee does not and cannot delegate its authority to determine director and executive officer compensation.  Our Compensation Committee and management did not engage the services of an external compensation consultant during fiscal year 2017.

During the fiscal year ended August 31, 2017, the Compensation Committee did not meet. A copy of the Compensation Committee charter is available on the Company’s website at www.TMRC.com.

Compensation Committee Interlocks and Insider Participation

There are no Compensation Committee or Board interlocks among the members of the Company’s Board.

Corporate Governance and Nominating Committee

General

The Company has a Corporate Governance and Nominating Committee composed of 2 directors, James Wolfe and Nicholas Pingitore. It is the opinion of the Board that these two individuals are independent (under Section 803A of the NYSE MKT Company Guide).

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

During the fiscal year ended August 31, 2017, the Corporate Governance and Nominating Committee did not meet. A copy of the Corporate Governance and Nominating Committee charter is available on the Company’s website at www.TMRC.com.

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

Board Leadership Structure

The Board has reviewed the Company’s current Board leadership structure in light of the composition of the Board, the Company’s size, the nature of the Company’s business, the regulatory framework under which the Company operates, the Company’s stockholder base, the Company’s peer group and other relevant factors.  Considering these factors the Board has determined to have a separate Chief Executive Officer and Chairman of the Board.  The Chairman of the Board is a non-executive position.  The Board has determined that this structure is currently the most appropriate Board leadership structure for the Company.  The Board noted the following factors in reaching its determination:

●	The Board acts efficiently and effectively under its current structure.

●	A structure of a separate Chief Executive Officer and non-executive Chairman of the Board puts the Company in the best position efficiently handle major issues facing the Company on a day-to-day and long-term basis, and still ensure that the Board is in the best position to have an independent director identify key risks and developments facing the Company and have those risks and developments brought promptly to the Board’s attention.

●	This structure eliminates the potential for confusion and duplication of efforts at the highest executive level.

●	Companies within the Company’s peer group utilize similar Board structures.

The Company’s non-executive Chairman of the Board acts as a lead independent director.  Given the size of the Board, the Board believes that having a non-executive Chairman of the Board combined with the presence of three other independent directors out of the five directors on the Board and independent directors sitting on all of the Board’s committees is sufficient independent oversight of the Chief Executive Officer.  The independent directors work well together in the current board structure and the Board does not believe that selecting a lead independent director outside of the non-executive Chairman of the Board would add significant benefits to the Board’s oversight role.

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

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years stated for those persons who were, at August 31, 2017 named executive officers.  ”Named Executive Officer” means: (a) each Chief Executive Officer, (b) each Chief Financial Officer, (c) each of the three most highly compensated executive officers, or the three most highly compensated individuals acting in a similar capacity, other than the Chief Executive Officer and Chief Financial Officer, at the end of the most recently completed financial year; and (d) each individual who would be an NEO under paragraph (c) but for the fact that the individual was neither an executive officer of the Company, nor acting in a similar capacity, at the end of that financial year.

 Summary Compensation Table

Name and principal position (a)	Year (b)	Salary (US$) (c)	Option Awards (US$) (f)		All Other Compensation (US$) (i)	Total compensation (US$) (j)
Daniel Gorski	2017	$120,000	$0		$0	$120,000
	2016	$120,000	$0		$0	$120,000
Chief Executive Officer	2015	$120,000	$55,000	(1)(2)	$0	$175,000

Wm Chris Mathers	2017	$60,000	$0		$0	$60,000
Chief Financial Officer	2016	$60,000	$0		$0	$60,000

(1)	On December 8, 2013, our Board approved and granted 60,000 options Mr. Gorski. These options were originally exercisable at $0.50 per share for a period of ten years, vesting immediately and at a fair value of $30,000 using the Black-Sholes pricing model. On March 3, 2014, our Board approved the repricing of these 60,000 options to $0.45. With respect to the repricing of these options, the Black-Scholes pricing model was used to estimate the fair value of the 60,000 options, using the assumptions of a risk free interest rate of 0.39%, a dividend yield of 0%, volatility of 290% and an expected life of 9.75 years. The options were expensed in full during the third quarter 2014 in the amount of approximately $26,400.

(2)	On February 19, 2015, our Board approved and granted 250,000 options to Mr. Gorski. These options are exercisable at $0.22 per share for a period of ten years, vesting immediately and at a fair value of $55,000 using the Black-Sholes pricing model. With respect to these options, the Black-Scholes pricing model was used to estimate the fair value of the 250,000 options, using the assumptions of a risk free interest rate of 0.39%, a dividend yield of 0%, volatility of 268% and an expected life of 10 years.

Executive Compensation Agreements and Summary of Executive Compensation

Report on Executive Compensation

During the year ended August 31, 2017, the Board and the Company’s Compensation Committee, was responsible for establishing a compensation policy and administering the compensation programs of the Company’s executive officers.

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

 In this regard, during the fiscal year ended August 31, 2017, Compensation Committee and the Board did not authorize the issuance of stock option awards to named executive officers.

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

There were 5,755,000 stock options fully vested and outstanding as of August 31, 2017.

Nonqualified Deferred Compensation

The Company does not offer nonqualified deferred compensation to any of its named executive officers.

DIRECTOR COMPENSATION

The following table sets forth the compensation granted to our directors during the fiscal year ended August 31, 2017.  Compensation to directors that are also named executive officers is detailed above and is not included on this table.

Name	Fees Paid or Earned in Cash ($)	Fee Paid or Earned in Stock ($)	Option Awards ($)	Total ($)
(a)	(b)	(c)	(d)	(h)
Anthony Marchese	$25,000	$0	$0	$25,000
Cecil Wall	$14,000	$0	$0	$14,000
Nicholas Pingitore	$10,000	$0	$0	$10,000
James Wolfe	$10,000	$0	$0	$10,000
Laura Lynch	$8,167	$0	$0	$8,167

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information as of December 4, 2017, regarding the ownership of the Company’s common stock by: (i) each named officer, each director and all of the Company’s directors and executive officers as a group; and (ii) each person who is known by us to own more than 5% of the Company’s shares of common stock.  The number of shares beneficially owned and the percentage of shares beneficially owned are based on 44,941,532 shares of common stock outstanding as of December 11, 2017.

Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. Shares subject to options that are exercisable within 60 days following December 11, 2017 are deemed to be outstanding and beneficially owned by the optionee for the purpose of computing share and percentage ownership of that optionee but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

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

The Company’s Code of Business and Ethical Conduct is available on its web site at www.TMRC.com.  A copy of the Code of Business and Ethical Conduct will be provided to any person without charge upon written request to the Company at its executive offices: 516 S. Spring Avenue, Tyler, Texas 75702.  We intend to disclose any waiver from a provision of the Code of Business and Ethical Conduct that applies to any of the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions that relates to any element of the Company’s Code of Business and Ethical Conduct on the Company’s website. No waivers were granted from the requirements of the Code of Business and Ethical Conduct during the year ended August 31, 2017, or during the subsequent period to the date of this Proxy Statement.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, the Company believes that during fiscal year ended August 31, 2017 the filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

EQUITY COMPENSATION PLANS

In September 2008, the Board adopted our 2008 Stock Option Plan (the “2008 Plan”), which was also approved by our shareholders in September 2008.  In May 2011, the board of directors adopted an amendment to our 2008 Plan (the “Amended 2008 Plan”), which was also approved by our shareholders in August 2011. The Amended 2008 Plan increased the number of shares available for grant from 2,000,000 to up to 5,000,000 shares of our common stock for awards to our officers, directors, employees and consultants.  On February 15, 2012, our stockholders approved an increase of 2,000,000 of shares of common stock available for issuance under the amended 2008 Stock Option Plan (the “Plan”).  As amended, the Plan provides for 7,000,000 shares of common stock for all awards.  On February 24, 2016, the stockholders of the Company approved an amendment to the Company’s 2008 Stock Option Plan, pursuant to which the number of shares available under the plan was increase from 7,000,000 to 9,000,000 shares of common stock. Other provisions of the Amended 2008 Plan remain the same as under our 2008 Plan.  As of August 31, 2017, a total of 3,780,000 shares of our common stock remained available for future grants under the Amended 2008 Plan.

The following table sets forth certain information as of August 31, 2017 concerning our common stock that may be issued upon the exercise of options or warrants or pursuant to purchases of stock under the Amended 2008 Plan:

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options	(b) Weighted- Average Exercise Price of Outstanding Options	(c) Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	5,220,000	$0.63	3,780,000
Equity compensation plans not approved by stockholders	535,000	0.31	—
Total	5,755,000	$0.47	3,780,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal year ended August 31, 2017 we had advances from certain Officers and Directors totaling $169,665.

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

 Director Independence

Our board of directors has determined that four of five of our present board members are “independent directors” as defined by Rule 4200(a)(15) of the Rules of Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

LBB & Associates Ltd., LLP was the Independent Registered Public Accounting Firm for the Company in the fiscal year ended August 31, 2017.

The Company’s financial statements have been audited by LBB & Associates Ltd., LLP, independent registered public accounting firm, for the years ended August 31, 2016 and 2017.

The following table sets forth information regarding the amount billed to us by our independent auditor, LBB & Associates Ltd., LLP for our two fiscal years ended August 31, 2017 and 2016, respectively:

	Years Ended August 31,
	2017	2016
Audit Fees	$37,500	$38,950

Audit Related Fees	$0.00	$0.00

Tax Fees	$0.00	$0.00

All Other Fees	$0.00	$0.00

Total	$37,500	$38,950

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

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The Audit Committee has adopted procedures requiring the Audit Committee to review and approve in advance, all particular engagements for services provided by the Company’s independent auditor. Consistent with applicable laws, the procedures permit limited amounts of services, other than audit, review or attest services, to be approved by one or more members of the Audit Committee pursuant to authority delegated by the Audit Committee, provided the Audit Committee is informed of each particular service. All of the engagements and fees for 2017 were pre-approved by the Audit Committee. The Audit Committee reviews with LBB & Associates Ltd., LLP whether the non-audit services to be provided are compatible with maintaining the auditor’s independence.

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

DATED:  December 14, 2017

/s/ Wm Chris Mathers
Wm Chris Mathers, Chief Financial Officer

DATED:  December 14, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Daniel E Gorski	Chief Executive Officer, Principal Executive Officer and Director	December 14, 2017
Daniel E Gorski

/s/ Wm Chris Mathers	Chief Financial Officer	December 14, 2017
Wm Chris Mathers

/s/ Anthony Marchese	Chairman of the Board	December 14, 2017
Anthony Marchese

/s/ Cecil C Wall	Director	December 14, 2017
Cecil C Wall

/s/ Nicholas Pingitore	Director	December 14, 2017
Nicholas Pingitore

/s/ James R Wolfe	Director	December 14, 2017
James R Wolfe

/s/ Laura Lynch	Director	December 14, 2017
Laura Lynch

/s/ Jack Lifton	Director	December 14, 2017
Jack Lifton