Form 10-Q
period 2017-11-30
Texas Mineral Resources Corp.
filed 2018-01-16
CIK 1445942

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒

Number of shares of issuer’s common stock outstanding at January 16, 2018: 44,941,533

Texas Mineral Resources Corp

BALANCE SHEETS

(Unaudited)

	November 30, 2017	August 31, 2017

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,294	$1,080
Prepaid expenses and other current assets	1,667	6,667
Total current assets	5,961	7,747

Property and equipment, net	3,792	5,421
Mineral properties	358,594	358,594
Deposits	24,000	24,000

TOTAL ASSETS	$392,347	$395,762

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,083,767	$1,003,468
Advances due to related parties	262,915	246,165
Current portion of notes payable	260,387	260,387
Total current liabilities	1,607,069	1,510,020
Notes payable - net of current portion and discount	—	—
Total liabilities	1,607,069	1,510,020

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of November 30, 2017 and August 31, 2017, respectively	—	—
Common stock, par value $0.01; 100,000,000 shares authorized, 44,941,533 and 44,941,532 shares issued and outstanding as of November 30, 2017 and August 31, 2017, respectively	449,416	449,416
Additional paid-in capital	33,084,301	33,068,309
Accumulated deficit	(34,748,439)	(34,631,983)
Total shareholders’ equity	(1,214,722)	(1,114,258)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$392,347	$395,762

The accompanying notes are an integral part of these financial statements.

TEXAS MINERAL RESOURCES CORP
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended November 30,
	2017	2016

OPERATING EXPENSES
Exploration costs	$6,750	$3,245
General and administrative expenses	91,185	119,506

Total operating expenses	97,935	122,751

LOSS FROM OPERATIONS	(97,935)	(122,751)

OTHER INCOME (EXPENSE)
Interest and other income	—	1
Interest and other expense	(18,521)	(5,196)
Total other income (expense)	(18,521)	(5,195)

NET LOSS	$(116,456)	$(127,946)

Net loss per share:
Basic and diluted net loss per share	$—	$—

Weighted average shares outstanding:
Basic and diluted	44,941,533	44,941,533

The accompanying notes are an integral part of these financial statements.

TEXAS MINERAL RESOURCES CORP
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(116,456)	$(127,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,629	4,963
Cashless compensation for related party advances	12,518	—
Stock based compensation	3,474	12,285
Changes in current assets and liabilities:
Prepaid expenses and other assets	5,000	(14,582)
Accounts payable and accrued expenses	80,299	115,908
Net cash used in operating activities	(13,536)	(9,372)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	—	—
Investment in mineral properties	—	—
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	16,750	5,000
Net cash provided by financing activities	16,750	5,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,214	(4,372)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,080	5,164
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,294	$792

SUPPLEMENTAL INFORMATION
Interest paid	$—	$—
Taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

Texas Mineral Resources Corp.

Notes to Interim Financial Statements

November 30, 2017

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Texas Mineral Resources Corp. (“we”, “us”, “our”, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our annual report on Form 10-K, for the year ended August 31, 2017, dated December 14, 2017 as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended August 31, 2017 as reported in our annual report on Form 10-K, have been omitted.

The financial statements have been prepared on a going concern basis which assumes the Company will not be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of approximately $34,748,000 as of November 30, 2017 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and or private placement of common stock.

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

Reclassification of prior year balances

Our financial statements during the period ended November 30, 2017 contain amounts that have been reclassified for presentation and comparability purposes. The amounts and content of these related account balances were not altered during the reclassification.

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

Under the terms of the Memorandum of Understanding (MOU) signed 28 June 2016, TMRC had a six-month term to perform the necessary due diligence and to technically and economically evaluate the properties. Upon execution of the MOU TMRC and PEI had six months to draft and execute a formal lease agreement containing all the standard terms of mining lease agreements. Upon execution of a lease, TMRC will be obligated to pay a $5,000 per month rental or a 12% royalty whichever is greater. As of the date of this filing, no lease has been executed.

NOTE 3 – NOTES PAYABLE

As part of our surface lease with the Rio Grande Foundation (formerly referred to as the Southwest Wildlife Foundation), the Company recorded a note payable for an amount for the initial $45,000 due upon signing of lease and the nine (9) future payments due of $45,000 which has been recorded at its present value discounted with an imputed interest rate of 5% for a total note payable of $364,852. As of the date of this filing, we have not paid the June 2016 or 2017 installment of our surface lease, in the amount of $45,000 each, to the Southwest Wildlife Foundation. As a result, the full amount of the note payable has been classified as currently due. The note payable balance as of November 30, 2017 $260,000. The Company has also accrued interest expense as of November 30, 2017 of $37,500. This unpaid interest is included in accrued liabilities.

The Foundation has not given notice of default or made any demand for payment as of the date of this filing. However, based upon the Company being in default on the Note Payable there is no guarantee that the Foundation will allow the Company to bring the lease payments current without requiring the Company to provided additional consideration to the Foundation. Consequently, since the Company cannot be guaranteed the ability to utilize the lease due to its current default status, the Company has written off the value of this lease ($1,394,852) as of August 31, 2017. The Company intends to continue with the evaluation of the mineral potential of the property, to ultimately mine the property, and to bring this note payable and its accrued interest current when the funds are available.

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

During the three months ended November 30, 2017 the Company received two advances totaling $16,750 from a director and an officer of the Company. The loans are non-interest accruing, unsecured and due upon demand. As additional consideration for the loans, we issued a total of 67,000 common stock purchase warrants. The warrants have an exercise price of $0.21 - 0.22 and a term of five years. The warrants have a fair value of $12,518 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.88% (ii) estimated volatility of 122% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The note payable balance as of November 30, 2017 was $16,750. The value of the warrants was expensed as interest expense at the time of issuance due to no stated term on the advance.

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

During the three months ended November 30, 2017, we recognized $3,474 in stock compensation expense for 30,000 stock options issued to outside consultants for services and $12,518 in interest expense for warrants issued to a director and an officer for advances to us.

We had 44,941,533 shares of our common stock outstanding as of November 30, 2017.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has received advances from certain Directors and Officers. The advances totaled approximately $263,000 as of November 30, 2017.

The Company rents office space on a month to month basis of $1,600 from a former director. This space is currently subleased to a tenant.

NOTE 6 – SUBSEQUENT EVENTS

In December 2017 certain members of our Board lent the company $14,000 with no stated term on the advances and no interest. The Board members were also issued 56,000 warrants that will be valued during our second fiscal quarter ending February 28, 2018 using the Black-Scholes model.

9

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2017, filed with the SEC on December 14, 2017. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all the forward-looking statements contained in this Quarterly Report by the foregoing cautionary statements.

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

Our current management and Board are stockholder-centric, and receive either no cash compensation or compensation that has been accrued. We will require definitive scientific documentation, rigorous economic studies, consideration of a wide range of alternatives and meticulous oversight of any cash outlays of stockholder funds.

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

Liquidity and Capital Resources

As of November 30, 2017, we had a working capital deficit of approximately $1,601,000. We currently have no working capital and will need to raise additional funding to implement our business strategy.

During the fiscal year ended August 31, 2017, we completed Stage 1of our metallurgical activities as discussed in the section heading “ITEM 2. PROPERTIES” of this Annual Report. Our budget for this stage of activity was approximately $134,502. To date we have expended approximately that amount on Stage 1 which is now complete. Estimated cost of Stage 2 is $2,015,454, $336,454 of which has been spent; this phase, called milestone 1, of Stage 2 has been modified and augmented by the Defense Logistical Agency. There is no guarantee that we will be able to raise the working capital necessary for balance of Stage 2 activities. After completion of Stage 1, we will use any remaining available capital to begin work on Stage 2 of our metallurgical activities.

The audit opinion and notes that accompany our financial statements for the year ended August 31, 2017, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its activities is more assured.

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

Results of Operations

Three months ended November 30, 2017 and November 30, 2016

General & Revenue

We had no operating revenues during the three months ended November 30, 2017 and November 30, 2016. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $34.7 million as of November 30, 2017.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the three months ended November 30, 2017 and November 30, 2016, in the amount of approximately $6,750 and $3,250, respectively.

Our general and administrative expenses for the three months ended November 30, 2017 and November 30, 2016, respectively, were approximately $91,000 and $120,000. For the three months ended November 30, 2017, this amount included approximately $3,400 in stock-based compensation to an outside consultant. The remaining expenditures totaling approximately $87,700 were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

Our general and administrative expenses for the three months ended November 30, 2016 included approximately $12,000 in stock-based compensation to an outside consultant. The remaining expenditures totaling approximately $107,000 were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

For the three months ended November 30, 2017 and November 30, 2016 we recorded interest expense of approximately $18,500 and $5,200, respectively. For the three months ended November 30, 2017, this amount included approximately $12,500 in interest expense related to warrants issued with advances from certain officers and directors.

We had losses from operations for the three months ended November 30, 2017 and November 30, 2016 totaling approximately $98,000 and $123,000, respectively.

We had net losses for the three months ended November 30, 2017 and November 30, 2016 totaling approximately $116,000 and $128,000, respectively.

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

Management determined that our disclosure controls and procedures were not effective during the period covered by this report because during the period the Company held its annual meeting of stockholders on February 24, 2016, but failed to include in its proxy statement for the meeting prepared under Regulation 14A of the Securites Exchange Act of 1934, as amended (the “Exchange Act”), an advisory vote to approve the compensation of our named executive officers as was required under Rule 14a-21(a) under the Exchange Act. The omission was inadvertent and the Company intends to include the advisory vote to approve the compensation of its named executive officers in its proxy statement under Regulation 14A for its next annual meeting of stockholders to be held in early 2018. The Company is implementing additional internal procedures, to ensure that all requirements, including the requirements of Rule 14a-21, are met in future filings.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended August 31, 2017 as filed with the SEC on December 14, 2017.

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

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (C)
September 2017	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
October 2017	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
October 2017	Common Stock Warrants	67,000(B)	Director	$NIL	Advances	Sec. 4(a)(2)
November 2017	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)

(A)

Common Stock Purchase Options were issued pursuant to a consulting agreement. Options vested immediately. Each option is exercisable for a 5 year term at an exercise price of $0.30. The options were issued outside of the Company’s 2008 Stock Incentive Plan.

(B)	Common Stock Warrants were issued pursuant to advances made to the Company from certain Directors and an Officers. Each warrant is exercisable for a 5-year term at an exercise price of $0.21 - $0.22.

(C)	With respect to sales designated by “Sec. 4(a)(2),” these shares were issued pursuant to the exemption from registration contained in to Section 4(a)(2) of the Securities Act as privately negotiated, isolated, non-recurring transactions not involving any public offer or solicitation. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

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

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

2.1	Plan of Conversion, dated August 24, 2012, incorporated by reference to Exhibit 2.1 of our Form 8-K filed with the SEC on August 29, 2012.
3.1	Delaware Certificate of Conversion, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on August 29, 2012.
3.2	Delaware Certificate of Incorporation, incorporated by reference to Exhibit 3.2 of our Form 8-K filed with the SEC on August 29, 2012.
3.3	Delaware Bylaws, incorporated by reference to Exhibit 3.3 of our Form 8-K filed with the SEC on August 29, 2012.
3.4	Certificate of Amendment to the Company’s Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on March 18, 2016.
4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
4.2	Form of Rights Certificate, incorporated by reference to Exhibit 4.2 of our Form S-1/A filed with the SEC on December 10, 2014.
4.3	Form of Warrant Indenture, incorporated by reference to Exhibit 4.3 of our Form S-1/A filed with the SEC on December 10, 2014.
4.4	Form of Class A Warrant, included as Schedule A in Exhibit 4.3
4.5	Form of Class B Warrant, included as Schedule B in Exhibit 4.3
4.6	Form of Private Placement Warrant, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K as filed with the Commission on December 11, 2015
31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1(1)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension — Schema
101.CAL(1)	XBRL Taxonomy Extension — Calculations
101.DEF(1)	XBRL Taxonomy Extension — Definitions
101.LAB(1)	XBRL Taxonomy Extension — Labels
101.PRE(1)	XBRL Taxonomy Extension — Presentations

(1)    Submitted Electronically Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS MINERAL RESOURCES CORP.

Date: January 16, 2018

/s/ Daniel E. Gorski
Daniel E. Gorski, duly authorized officer
Chief Executive Officer and Principal
Executive Officer

Date: January 16, 2018

/s/ Wm Chris Mathers
Wm Chris Mathers, Chief Financial Officer and
Principal Financial and Accounting Officer