Form 10-Q
period 2018-02-28
Texas Mineral Resources Corp.
filed 2018-04-17
CIK 1445942

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018
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

Number of shares of issuer’s common stock outstanding at April 13, 2018: 44,941,533

Texas Mineral Resources Corp

 BALANCE SHEETS

(Unaudited)

	February 28, 2018	August 31, 2017

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,576	$1,080
Prepaid expenses and other current assets	8,333	6,667
Total current assets	15,909	7,747

Property and equipment, net	2,424	5,421
Mineral properties	358,594	358,594
Deposits	24,000	24,000

TOTAL ASSETS	$400,927	$395,762

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,131,857	$1,003,468
Advances due to related parties	297,415	246,165
Current portion of note payable	260,387	260,387
Total current liabilities	1,689,659	1,510,020
Note payable - net of current portion and discount	—	—
Total liabilities	1,689,659	1,510,020

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of February 28, 2018 and August 31, 2017, respectively	—	—
Common stock, par value $0.01; 100,000,000 shares authorized, 44,941,533 and 44,941,533 shares issued and outstanding as of February 28, 2018 and August 31, 2017, respectively	449,416	449,416
Additional paid-in capital	33,117,398	33,068,309
Accumulated deficit	(34,855,546)	(34,631,983)
Total shareholders’ deficit	(1,288,732)	(1,114,258)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$400,927	$395,762

The accompanying notes are an integral part of these financial statements.

TEXAS MINERAL RESOURCES CORP

UNAUDITED STATEMENTS OF OPERATIONS

	Six Months Ended February 28,		Three Months Ended February 28,
	2018	2017	2018	2017

OPERATING EXPENSES
Exploration costs	$12,250	$9,378	$5,500	$6,133
General and administrative expenses	164,237	223,152	73,053	103,646

Total operating expenses	176,487	232,530	78,553	109,779

LOSS FROM OPERATIONS	(176,487)	(232,530)	(78,553)	(109,779)

OTHER INCOME (EXPENSE)
Interest and other income	—	1	—	—
Interest and other expense	(47,075)	(24,706)	(28,554)	(19,510)
Total other income (expense)	(47,075)	(24,705)	(28,554)	(19,510)

NET LOSS	$(223,562)	$(257,235)	$(107,107)	$(129,289)

Net loss per share:
Basic and diluted net loss per share	$—	$—	$—	$—

Weighted average shares outstanding:
Basic and diluted	44,941,533	44,941,533	44,941,533	44,941,533

The accompanying notes are an integral part of these financial statements.

TEXAS MINERAL RESOURCES CORP

UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended February 28,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(223,562)	$(257,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Discount on notes payable	—	$17,563
Depreciation expense	2,997	6,680
Cashless compensation for related party advances	37,038
Stock based compensation	12,051	12,285
Changes in current assets and liabilities:
Prepaid expenses and other assets	(1,667)	(4,289)
Accounts payable and accrued expenses	128,389	180,994
Net cash used in operating activities	(44,754)	(44,002)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	—	—
Investment in mineral properties	—	—
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	51,250	40,000
Net cash provided by financing activities	51,250	40,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,496	(4,002)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,080	5,164
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,576	$1,162

SUPPLEMENTAL INFORMATION
Interest paid	$—	$—
Taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

Texas Mineral Resources Corp.

Notes to Interim Financial Statements

February 28, 2018

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

The financial statements have been prepared on a going concern basis which assumes the Company will not be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of approximately $34,856,000 as of February 28, 2018 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and or private placement of common stock.

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

Reclassification of prior year balances

For comparability, certain prior period amounts have been reclassified, where appropriate, to conform to the financial statement presentation as of February 28, 2018.

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

NOTE 3 – NOTES PAYABLE

As part of our surface lease with the Rio Grande Foundation (formerly referred to as the Southwest Wildlife Foundation), the Company recorded a note payable for an amount for the initial $45,000 due upon signing of lease and the nine (9) future payments due of $45,000 which has been recorded at its present value discounted with an imputed interest rate of 5% for a total note payable of $364,852. As of the date of this filing, we have not paid the June 2016 or 2017 installment of our surface lease, in the amount of $45,000 each, to the Southwest Wildlife Foundation. As a result, the full amount of the note payable has been classified as currently due. The note payable balance as of February 28, 2018 $260,000. The Company has also accrued interest expense as of February 28, 2018 of $41,000. This unpaid interest is included in accrued liabilities.

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

Related Party Notes Payable and Advances

On July 1, 2016 the Company received two loans for $2,500 each from two directors of the Company. The loans are non-interest accruing, unsecured and due upon demand. As additional consideration for the loans, we issued 5,000 common stock purchase warrants to each individual. The warrants have an exercise price of $0.10 and term of five years. The warrants had a fair value of $1,185 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.00% (ii) estimated volatility of 185% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The notes payable balance as of February 28, 2018 and August 31, 2017 was a total of $5,000. The value of the warrants was expensed as interest expense at the time of issuance due to no stated term on the advances.

On September 1, 2016, the Company entered into five loans totaling $71,500 from five directors of the Company. The loans were due March 1, 2017, are non-interest bearing, and unsecured. As of this filing the loans are in default and due upon demand. As additional consideration for the loans, we issued in total 147,000 common stock purchase warrants. The warrants have an exercise price of $0.10 and term of five years. The loans have a relative fair value of $57,414 and the warrants have a relative fair value of $14,086 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.180% (ii) estimated volatility of 245% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The notes payable balance as of February 28, 2018 and August 31, 2017 was $71,500. The value of the warrant was amortized to interest expense over the term of the note payable.

On November 1, 2016 the Company entered into two loans for $4,000 and $1,000 from two directors of the Company. The loans are non-interest bearing, unsecured and due upon demand. As additional consideration for the loans, we issued 8,000 and 2,000 common stock purchase warrants to each individual. The warrants have an exercise price of $0.10 and term of five years. The warrants had a fair value of $1,057 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.30% (ii) estimated volatility of 181% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The notes payable balance as of February 28, 2018 and August 31, 2017 was $5,000. The value of the warrants was expensed as interest expense at the time of issuance due to no stated term on the advance.

On December 12, 2016, the Company entered into a loan for $15,000 a director of the Company. The loan is due June 12, 2017, is non-interest accruing, and unsecured. As of this filing the loan is in default and due upon demand. As additional consideration for the loan, we issued 60,000 common stock purchase warrants to the individual. The warrants have an exercise price of $0.10 and term of five years. The loan has a relative fair value of $10,437 and the warrants have a relative fair value of $4,563 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.90% (ii) estimated volatility of 241% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The notes payable balance as of February 28, 2018 and August 31, 2017 was $15,000. The value of the warrant was amortized to interest expense over the term of the note payable.

On January 12, 2017 the Company entered into two loans totaling $20,000 from a director and an officer of the Company. The loans are due July 12, 2017, are non-interest accruing, and unsecured. As of this filing the loans are in default and due upon demand. As additional consideration for the loans, we issued 40,000 common stock purchase warrants to each individual. The warrants have an exercise price of $0.10 and term of five years. The loans have a relative fair value of $13,542 and the warrants have a relative fair value of $6,458 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.87% (ii) estimated volatility of 240% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The notes payable balance as of February 28, 2018 and August 31, 2017 was $20,000. The value of the warrant was amortized to interest expense over the term of the note payable.

NOTE 3 – NOTES PAYABLE (Continued)

During the three months ended May 31, 2017 the Company entered into eight loans totaling $47,500 from two directors of the Company. The loans are non-interest accruing, unsecured and due upon demand. As additional consideration for the loans, we issued in total 190,000 common stock purchase warrants. The warrants have an exercise price of $0.17 - $0.21 and a term of five years. The warrants had a fair value of $39,557 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.75% (ii) estimated volatility of 234% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The notes payable balance as of February 28, 2018 and August 31, 2017 was $47,500. The value of the warrants was expensed as interest expense at the time of issuance due to no stated term on the advance.

During the three months ended August 31, 2017 the Company entered into seven loans totaling $82,165 from two directors of the Company. The loans are non-interest accruing, unsecured and due upon demand. As additional consideration for the loans, we issued in total 328,660 common stock purchase warrants. The warrants have an exercise price of $0.20 - $0.23 and a term of five years. The warrants have a fair value of $65,137 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.75% (ii) estimated volatility of 169% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The notes payable balance as of February 28, 2018 and August 31, 2017 was $82,165. The value of the warrants was expensed as interest expense at the time of issuance due to no stated term on the advance.

During the three months ended November 30, 2017 the Company received two advances totaling $16,750 from a director and an officer of the Company. The loans are non-interest accruing, unsecured and due upon demand. As additional consideration for the loans, we issued a total of 67,000 common stock purchase warrants. The warrants have an exercise price of $0.21 - 0.22 and a term of five years. The warrants have a fair value of $12,518 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.88% (ii) estimated volatility of 122% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The note payable balance as of February 28, 2018 was $16,750. The value of the warrants was expensed as interest expense at the time of issuance due to no stated term on the advance.

During the three months ended February 28, 2018 the Company received five advances totaling $34,500 from two directors, one of whom is also an officer of the Company. The loans are non-interest accruing, unsecured and due upon demand. As additional consideration for the loans, we issued a total of 138,000 common stock purchase warrants. The warrants have an exercise price of $0.15 - 0.21 and a term of five years. The warrants have a fair value of $24,520 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.88% (ii) estimated volatility of 122% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The note payable balance as of February 28, 2018 was $34,500. The value of the warrants was expensed as interest expense at the time of issuance due to no stated term on the advance.

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

During the six months ended February 28, 2018, we recognized $12,051 in stock compensation expense for 60,000 stock options issued to outside consultants for services and approximately $37,000 in interest expense for warrants issued to directors, one of whom is also an officer of the Company, for advances to us.

We had 44,941,533 shares of our common stock outstanding as of February 28, 2018.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has received advances from certain Directors and Officers. The advances totaled approximately $297,000 as of February 28, 2018. The Company rents office space on a month to month basis of $1,600 from a former director. This space is currently subleased to a tenant.

NOTE 6 – SUBSEQUENT EVENTS

In April of 2018 certain members of our Board lent the company $14,000 with no stated term on the advances and no interest. The Board members were also issued 56,000 warrants that will be valued during our third fiscal quarter ending May 31, 2018 using the Black-Scholes model.

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

Current Plan of Operations

Continued Work Program on Round Top Project

See “Properties – Current and Planned Metallurgical Activities” in our 10-K filing for the year ended August 31, 2017 for a description of our current work activities and budget for the Round Top Project.

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

Liquidity and Capital Resources

As of February 28,2018, we had a working capital deficit of approximately $1,674,000. We currently have no working capital and will need to raise additional funding to implement our business strategy.

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

Results of Operations

Six months ended February 28, 2018 and February 28, 2017

General & Revenue

We had no operating revenues during the six months ended February 28, 2018 and February 28, 2017. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $34.9 million as of February 28, 2018.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the six months ended February 28, 2018 and February 28, 2017, in the amount of approximately $12,250 and $9,000, respectively. Expenditures for the six months ended February 28, 2018 and February 28, 2017 were primarily for lease payments to the GLO and property taxes for our Round Top project.

Our general and administrative expenses for the six months ended February 28, 2018 and February 28, 2017, respectively, were approximately $164,000 and $223,000, respectively. For the six months ended February 28, 2018 and February 28, 2017, this amount included approximately $12,000 in each year in stock-based compensation to directors, an officer and consultants. The remaining expenditures totaling approximately $152,000 and $211,000, respectively, were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

We had losses from operations for the six months ended February 28, 2018 and February 28, 2017 totaling approximately $176,000 and $232,500, respectively, and net losses for the six months ended February 28, 2018 and February 28, 2017 totaling approximately $223,500 and $257,000, respectively. For the six months ended February 28, 2018, the Company has recorded approximately $47,000 for interest on various notes and finance charges and $17,563 of amortization of discounts on notes payable for the six months ended February 28, 2017.

Three months ended February 28, 2018 and February 28, 2017

General & Revenue

We had no operating revenues during the three months ended February 28, 2018 and February 28, 2017. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $34.9 million as of February 28, 2018.

Operating expenses and resulting losses from Operations

We incurred exploration costs for the three months ended February 28, 2018 and February 28, 2017 of approximately $6,000, primarily for property taxes related to our mineral properties.

Our general and administrative expenses for the three months ended February 28, 2018 and February 28, 2017 were approximately $73,000 and $104,000, respectively. For the three months ended February 28, 2018 and February 28, 2017, this amount included approximately $8,600 and $0, respectively, in stock-based compensation to a consultant. The remaining expenditures totaling approximately $64,500 and $104,000 were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

We had losses from operations for the three months ended February 28, 2018 and February 29, 2017 totaling approximately $78,500 and $110,000, respectively, and net losses for the three months ended February 28, 2018 and February 28, 2017 totaling approximately $107,000 and $129,000, respectively. For the six months ended February 28, 2018 and February 28, 2017, the Company has recorded approximately $28,500 and $19,500, respectively, for interest on various notes and finance charges.

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

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (C)
December 2017	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
December 2017	Common Stock Purchase Warrants	56,000(B)	Directors	$Nil	Advances	Sec. 4(a)(2)
January 2018	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
January 2018	Common Stock Purchase Warrants	20,000(B)	Director	$Nil	Advances	Sec. 4(a)(2)
February 2018	Common Stock Purchase Options	10,000(A)	Consultant	$NIL	Advisory Services	Sec. 4(a)(2)
February 2018	Common Stock Purchase Warrants	62,000(B)	Directors	$Nil	Advances	Sec. 4(a)(2)

(A)

Common Stock Purchase Options were issued pursuant to a consulting agreement. Options vested immediately. Each option is exercisable for a 5-year term at an exercise price of $0.30. The options were issued outside of the Company’s 2008 Stock Incentive Plan.

(B)	Common Stock Purchase Warrants were issued pursuant to advances made to the Company from certain Directors and an Officers. Each warrant is exercisable for a 5-year term at an exercise price of $0.15 - $0.21.

(C)	With respect to sales designated by “Sec. 4(a)(2),” these shares were issued pursuant to the exemption from registration contained in to Section 4(a)(2) of the Securities Act as privately negotiated, isolated, non-recurring transactions not involving any public offer or solicitation. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

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

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

2.1	Plan of Conversion, dated August 24, 2012, incorporated by reference to Exhibit 2.1 of our Form 8-K filed with the SEC on August 29, 2012.
3.1	Delaware Certificate of Conversion, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on August 29, 2012.
3.2	Delaware Certificate of Incorporation, incorporated by reference to Exhibit 3.2 of our Form 8-K filed with the SEC on August 29, 2012.
3.3	Delaware Bylaws, incorporated by reference to Exhibit 3.3 of our Form 8-K filed with the SEC on August 29, 2012.
3.4	Certificate of Amendment to the Company’s Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on March 18, 2016.
4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
4.2	Form of Rights Certificate, incorporated by reference to Exhibit 4.2 of our Form S-1/A filed with the SEC on December 10, 2014.
4.3	Form of Warrant Indenture, incorporated by reference to Exhibit 4.3 of our Form S-1/A filed with the SEC on December 10, 2014.
4.4	Form of Class A Warrant, included as Schedule A in Exhibit 4.3
4.5	Form of Class B Warrant, included as Schedule B in Exhibit 4.3
4.6	Form of Private Placement Warrant, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K as filed with the Commission on December 11, 2015.
31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1(1)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension — Schema
101.CAL(1)	XBRL Taxonomy Extension — Calculations
101.DEF(1)	XBRL Taxonomy Extension — Definitions
101.LAB(1)	XBRL Taxonomy Extension — Labels
101.PRE(1)	XBRL Taxonomy Extension — Presentations

(1)	Submitted Electronically Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS MINERAL RESOURCES CORP.

Date: April 17, 2018

/s/ Daniel E. Gorski
Daniel E. Gorski, duly authorized officer
Chief Executive Officer and Principal
Executive Officer

Date: April 17, 2018

/s/ Wm Chris Mathers
Wm Chris Mathers, Chief Financial Officer and
Principal Financial and Accounting Officer