Form 10-Q
period 2018-05-31
Texas Mineral Resources Corp.
filed 2018-07-16
CIK 1445942

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018
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

Number of shares of issuer’s common stock outstanding at June 20, 2018: 44,941,532

Texas Rare Earth Resources Corp

BALANCE SHEETS

(Unaudited)

	May 31, 2017	August 31, 2017

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,956	$1,080
Prepaid expenses and other current assets	5,834	6,667
Total current assets	10,790	7,747

Property and equipment, net	922	5,421
Mineral properties	358,594	358,594
Deposits	24,000	24,000

TOTAL ASSETS	$394,306	$395,762

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,092,808	$916,468
Accounts payable - related party	$77,000	$87,000
Notes payable - related party	321,415	246,165
Current portion of note payable	260,387	260,387
Total current liabilities	1,751,610	1,510,020
Note payable - net of current portion and discount	—	—
Total liabilities	1,751,610	1,510,020

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of May 31, 2018 and August 31, 2017, respectively	—	—
Common stock, par value $0.01; 100,000,000 shares authorized, 44,941,533 and 44,941,533 shares issued and outstanding as of May 31, 2018 and August 31, 2017, respectively	449,416	449,416

Additional paid-in capital	33,133,834	33,068,309
Accumulated deficit	(34,940,554)	(34,631,983)
Total shareholders' equity	(1,357,304)	(1,114,258)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$394,306	$395,762

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP

UNAUDITED STATEMENTS OF OPERATIONS

	Nine Months Ended May 31,		Three Months Ended May 31,
	2018	2017	2018	2017
OPERATING EXPENSES
Exploration costs	$13,042	$9,378	$792	$—
General and administrative expenses	226,193	362,199	61,955	139,047

Total operating expenses	239,235	371,577	62,747	139,047

LOSS FROM OPERATIONS	(239,235)	(371,577)	(62,747)	(139,047)

OTHER INCOME (EXPENSE)
Interest and other income	—	2	—	1
Interest and other expense	(69,336)	(37,980)	(22,261)	(13,274)
Total other income (expense)	(69,336)	(37,978)	(22,261)	(13,273)

NET LOSS	$(308,571)	$(409,555)	$(85,008)	$(152,320)

Net loss per share:
Basic and diluted net loss per share	$(0.01)	$(0.01)	$—	$—

Weighted average shares outstanding:
Basic and diluted	44,941,533	44,941,533	44,941,533	44,941,533

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended May 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(308,571)	$(409,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Discount on notes payable		$23,650
Depreciation expense	4,498	8,256
Cashless Compensation for related party advances	53,474
Stock based compensation	12,051	12,285
Changes in current assets and liabilities:
Prepaid expenses and other assets	834	711
Accounts payable and accrued expenses	176,340	79,363
Accounts payable related party	(10,000)	198,452
Net cash used in operating activities	(71,374)	(86,838)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	75,250	87,500

Net cash provided in financing activities	75,250	87,500
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,876	662
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,080	5,164
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,956	$5,826

SUPPLEMENTAL INFORMATION
Interest paid	$—	$—
Taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

Texas Mineral Resources Corp.

Notes to Interim Financial Statements

May 31, 2018

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

The financial statements have been prepared on a going concern basis which assumes the Company will not be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of approximately $34,940,554 as of May 31, 2018 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and or private placement of common stock.

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

Reclassification of prior year balances

For comparability, certain prior period amounts have been reclassified, where appropriate, to conform to the financial statement presentation as of May 31, 2018.

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

March 2013 Lease

On March 6, 2013, we purchased the surface lease at the Round Top Project, known as the West Lease, from the Southwest Wildlife and Range Foundation (the “Foundation”) for $500,000 cash and 1,063,830 shares of our common stock. We also agreed to support the Foundation through an annual payment of $45,000 for ten years to support conservation efforts within the Rio Grande Basin and in particular engaging in stewardship of Lake Amistad, a large and well-known fishing lake near Del Rio, Texas. The West Lease comprises approximately 54,990 acres. Most importantly, the purchase of the surface lease gave us unrestricted surface access for the potential development and mining of our Round Top Project. As of the date of this filing the $45,000 payments due in June 2016, 2017 and June 2018 have not been paid; consequently, we have expensed the value of the West Lease during fiscal 2017. We fully intend to continue with the evaluation of the mineral potential of the property, to ultimately mine the property, and to bring the lease current when funds are available. Expensing the value of the West Lease does not restrict our access to the mineral leases.

October 2014 Surface Option

In October 2014, we executed an agreement with the Texas General Land Office securing the option to purchase the surface rights covering the potential Round Top project mine and plant areas, and separately a lease to develop the water necessary for the potential Round Top project mine operations.

The option to purchase the surface rights covers approximately 5,670 acres over the mining lease and the additional acreage adequate to site all potential heap leaching and processing operations as currently anticipated by the Company. We may exercise the option for all or part of the option acreage at any time during the sixteen year primary term of the mineral lease. The option can be kept current by an annual payment of $10,000, which have not been paid for 2017 or 2018 as of the date of this filing. The purchase price will be the appraised value of the surface at the time of exercising the option.

The ground water lease secures our right to develop the ground water within a 13,120 acre lease area located approximately 4 miles from the Round Top deposit. The lease area contains five existing water wells. It is anticipated that all potential water needs for the Round Top project mine operations would be satisfied by the existing wells covered by this water lease. This lease has an annual minimum production payment of $5,000 prior to production of water for the operation, which have not been paid for 2017 or 2018, as of the date of this filing. After initiation of production we will pay $0.95 per thousand gallons or $20,000 annually, whichever is greater. This lease remains effective as long as the mineral lease is in effect.

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

NOTE 3 – NOTES PAYABLE

As part of our surface lease with the Rio Grande Foundation (formerly referred to as the Southwest Wildlife Foundation), the Company recorded a note payable for an amount for the initial $45,000 due upon signing of lease and the nine (9) future payments due of $45,000 which has been recorded at its present value discounted with an imputed interest rate of 5% for a total note payable of $364,852. As of the date of this filing, we have not paid the June 2016, 2017 or June 2018 installment of our surface lease, in the amount of $45,000 each, to the Southwest Wildlife Foundation. As a result, the full amount of the note payable has been classified as currently due. The note payable balance as of May 31, 2018 is $260,000. The Company has also accrued interest expense as of May 31, 2018 of $44,000. This unpaid interest is included in accrued liabilities.

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

Related Party Notes Payable and Advances

On July 1, 2016 the Company received two loans for $2,500 each from two directors of the Company. The loans are non-interest accruing, unsecured and due upon demand. As additional consideration for the loans, we issued 5,000 common stock purchase warrants to each individual. The warrants have an exercise price of $0.10 and term of five years. The warrants had a fair value of $1,185 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.00% (ii) estimated volatility of 185% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The notes payable balance as of May 31, 2018 and August 31, 2017 was a total of $5,000. The value of the warrants was expensed as interest expense at the time of issuance due to no stated term on the advances.

On September 1, 2016, the Company entered into five loans totaling $71,500 from five directors of the Company. The loans were due March 1, 2017, are non-interest bearing, and unsecured. As of this filing the loans are in default and due upon demand. As additional consideration for the loans, we issued in total 147,000 common stock purchase warrants. The warrants have an exercise price of $0.10 and term of five years. The loans have a relative fair value of $57,414 and the warrants have a relative fair value of $14,086 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.180% (ii) estimated volatility of 245% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The notes payable balance as of May 31, 2018 and August 31, 2017 was $71,500. The value of the warrant was amortized to interest expense over the term of the note payable.

On November 1, 2016 the Company entered into two loans for $4,000 and $1,000 from two directors of the Company. The loans are non-interest bearing, unsecured and due upon demand. As additional consideration for the loans, we issued 8,000 and 2,000 common stock purchase warrants to each individual. The warrants have an exercise price of $0.10 and term of five years. The warrants had a fair value of $1,057 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.30% (ii) estimated volatility of 181% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The notes payable balance as of May 31, 2018 and August 31, 2017 was $5,000. The value of the warrants was expensed as interest expense at the time of issuance due to no stated term on the advance.

On December 12, 2016, the Company entered into a loan for $15,000 a director of the Company. The loan is due June 12, 2017, is non-interest accruing, and unsecured. As of this filing the loan is in default and due upon demand. As additional consideration for the loan, we issued 60,000 common stock purchase warrants to the individual. The warrants have an exercise price of $0.10 and term of five years. The loan has a relative fair value of $10,437 and the warrants have a relative fair value of $4,563 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.90% (ii) estimated volatility of 241% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The notes payable balance as of May 31, 2018 and August 31, 2017 was $15,000. The value of the warrant was amortized to interest expense over the term of the note payable.

On January 12, 2017 the Company entered into two loans totaling $20,000 from a director and an officer of the Company. The loans are due July 12, 2017, are non-interest accruing, and unsecured. As of this filing the loans are in default and due upon demand. As additional consideration for the loans, we issued 40,000 common stock purchase warrants to each individual. The warrants have an exercise price of $0.10 and term of five years. The loans have a relative fair value of $13,542 and the warrants have a relative fair value of $6,458 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.87% (ii) estimated volatility of 240% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The notes payable balance as of May 31, 2018 and August 31, 2017 was $20,000. The value of the warrant was amortized to interest expense over the term of the note payable.

NOTE 3 – NOTES PAYABLE (Continued)

During the three months ended May 31, 2017 the Company entered into eight loans totaling $47,500 from two directors of the Company. The loans are non-interest accruing, unsecured and due upon demand. As additional consideration for the loans, we issued in total 190,000 common stock purchase warrants. The warrants have an exercise price of $0.17 - $0.21 and a term of five years. The warrants had a fair value of $39,557 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.75% (ii) estimated volatility of 234% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The notes payable balance as of May 31, 2018 and August 31, 2017 was $47,500. The value of the warrants was expensed as interest expense at the time of issuance due to no stated term on the advance.

During the three months ended August 31, 2017 the Company entered into seven loans totaling $82,165 from two directors of the Company. The loans are non-interest accruing, unsecured and due upon demand. As additional consideration for the loans, we issued in total 328,660 common stock purchase warrants. The warrants have an exercise price of $0.20 - $0.23 and a term of five years. The warrants have a fair value of $65,137 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.75% (ii) estimated volatility of 169% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The notes payable balance as of May 31, 2018 and August 31, 2017 was $82,165. The value of the warrants was expensed as interest expense at the time of issuance due to no stated term on the advance.

During the three months ended November 30, 2017 the Company received two advances totaling $16,750 from a director and an officer of the Company. The loans are non-interest accruing, unsecured and due upon demand. As additional consideration for the loans, we issued a total of 67,000 common stock purchase warrants. The warrants have an exercise price of $0.21 - 0.22 and a term of five years. The warrants have a fair value of $12,518 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.88% (ii) estimated volatility of 122% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The note payable balance as of May 31, 2018 was $16,750. The value of the warrants was expensed as interest expense at the time of issuance due to no stated term on the advance.

During the three months ended February 28, 2018 the Company received five advances totaling $34,500 from two directors, one of whom is also an officer of the Company. The loans are non-interest accruing, unsecured and due upon demand. As additional consideration for the loans, we issued a total of 138,000 common stock purchase warrants. The warrants have an exercise price of $0.15 - 0.21 and a term of five years. The warrants have a fair value of $24,520 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.88% (ii) estimated volatility of 122% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The note payable balance as of May 31, 2018 was $34,500. The value of the warrants was expensed as interest expense at the time of issuance due to no stated term on the advance.

During the three months ended May 31, 2018 the Company received four advances totaling $24,000 from a director. The loans are non-interest accruing, unsecured and due upon demand. As additional consideration for the loans, we issued a total of 96,000 common stock purchase warrants. The warrants have an exercise price of $0.17 - 0.19 and a term of five years. The warrants have a fair value of $16,436 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.88% (ii) estimated volatility of 224% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The note payable balance as of May 31, 2018 was $24,000. The value of the warrants was expensed as interest expense at the time of issuance due to no stated term on the advance.

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

During the nine months ended May 31, 2018, we recognized approximately $12,051 in stock compensation expense for 90,000 stock options issued to outside consultants for services and approximately $53,000 in interest expense for warrants issued to directors related to advances, one of whom is also an officer of the Company.

We had 44,941,533 shares of our common stock outstanding as of May 31, 2018.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has received advances from certain Directors and Officers. The advances totaled approximately $321,400 as of May 31, 2018. The Company rents office space on a month to month basis of $1,600 from a former director. This space is currently subleased to a tenant.

The Company has historically paid the CEO of a consulting company a monthly consulting fee and stock option grants of 10,000 options per month. As of May 31, 2018 the Company owes the consulting firm $77,000.

During the nine months ended May 31, 2018, we recognized approximately $12,051 in stock compensation expense for 90,000 stock options issued to outside consultants for services and approximately $53,000 in interest expense for warrants issued to directors related to advances, one of whom is also an officer of the Company.

NOTE 6 – SUBSEQUENT EVENTS

In June, 2018, Mr. Mathers, our CFO, was granted 500,000 options to purchase the Registrant’s shares of common stock, vesting immediately with a term of 10 years and at an exercise price of $0.19. These options will be valued using the Black-Scholes pricing model in the quarter ending August 31, 2018.

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

Liquidity and Capital Resources

As of May 31, 2018, we had a working capital deficit of $1,740,821 and will need to raise additional funding to implement our business strategy.

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

Results of Operations

Nine months ended May 31, 2018 and May 31, 2017

General & Revenue

We had no operating revenues during the nine months ended May 31, 2018 and May 31, 2017. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $34.9 million as of May 31, 2018.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the nine months ended May 31, 2018 and May 31, 2017, in the amount of approximately $13,000 and $9,000, respectively. Expenditures for the nine months ended May 31, 2018 and May 31, 2017 were primarily for lease payments to the GLO and property taxes for our Round Top project.

Our general and administrative expenses for the nine months ended May 31, 2018 and May 31, 2017, respectively, were approximately $226,000 and $362,000, respectively. For the nine months ended May 31, 2018 and May 31, 2017, this amount included approximately $12,000 and $12,000, respectively, in stock-based compensation to consultants. The remaining expenditures totaling approximately $214,000 and $350,000, respectively, were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

We had losses from operations for the nine months ended May 31, 2018 and May 31, 2017 totaling approximately $239,000 and $372,000, respectively, and net losses for the nine months ended May 31, 2018 and May 31, 2017 totaling approximately $308,000 and $410,000, respectively. For the nine ended May 31, 2018 and May 31, 2017, the Company has recorded approximately $69,000 and $38,000, respectively, for interest expense on notes payable and stock warrant expenses.

Three months ended May 31, 2018 and May 31, 2017

General & Revenue

We had no operating revenues during the three months ended May 31, 2018 and May 31, 2017. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $34.9 million as of May 31, 2018.

Operating expenses and resulting losses from Operations

We incurred minimal exploration costs for the three months ended May 31, 2018 and May 31, 2017.

Our general and administrative expenses for the three months ended May 31, 2018 and May 31, 2017 were approximately $62,000 and $139,000, respectively. For the three months ended May 31, 2018 and May 31, 2017, this amount included approximately $5,500 and $0, respectively, in stock-based compensation to a consultant. The remaining expenditures totaling approximately $56,500 and $139,000 were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

We had losses from operations for the three months ended May 31, 2018 and May 31, 2017 totaling approximately $62,000 and $139,000, respectively, and net losses for the three months ended May 31, 2018 and May 31, 2017 totaling approximately $85,000 and $152,000, respectively. For the three months ended May 31, 2018 and May 31, 2017, the Company has recorded approximately $22,000 and $13,000, respectively, for interest expense on notes payable and stock warrant expenses.

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

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (C)
March 2018	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
March 2018	Common Stock Purchase Warrants	10,000(B)	Director	$Nil	Advances	Sec. 4(a)(2)
April 2018	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
April 2018	Common Stock Purchase Warrants	56,000(B)	Director	$Nil	Advances	Sec. 4(a)(2)
May 2018	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
May 2018	Common Stock Purchase Warrants	30,000(B)	Director	$Nil	Advances	Sec. 4(a)(2)

(A)	Common Stock Purchase Options were issued pursuant to a consulting agreement. Options vested immediately. Each option is exercisable for a 5-year term at an exercise price of $0.30. The options were issued outside of the Company’s 2008 Stock Incentive Plan.

(B)	Common Stock Purchase Warrants were issued pursuant to advances made to the Company from certain Directors and an Officers. Each warrant is exercisable for a 5-year term at an exercise price of $0.17 - $0.19.

(C)	With respect to sales designated by “Sec. 4(a)(2),” these shares were issued pursuant to the exemption from registration contained in to Section 4(a)(2) of the Securities Act as privately negotiated, isolated, non-recurring transactions not involving any public offer or solicitation. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

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

Date: July 16, 2018

/s/ Daniel E. Gorski
Daniel E. Gorski, duly authorized officer
Chief Executive Officer and Principal
Executive Officer

Date: July 16, 2018

/s/ Wm Chris Mathers
Wm Chris Mathers, Chief Financial Officer and
Principal Financial and Accounting Officer

