Form 10-K
period 2018-08-31
Texas Mineral Resources Corp.
filed 2018-12-14
CIK 1445942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2018

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

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: As of December 14, 2018 the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $7,950,821 based upon the closing sale price of the common stock as reported by the OTCQX.US. For purposes of this calculation, shares of common stock held by executive officers, directors and holders of greater than 10% of the registrant’s outstanding common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock outstanding as of December 14, 2018 was 45,587,586.

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

Our fiscal year-end is August 31.

Narrative Description of Business

We are a mining company engaged in the business of the acquisition, exploration and development of mineral properties. We currently hold two eleven year leases, executed in September 2011 and November 2011 respectively, to explore and develop a 950 acre rare earths project located in Hudspeth County, Texas known as the Round Top Project. We also have prospecting permits covering 9,345 acres adjacent to the Round Top Project. Our principal focus is on developing a metallurgical process to concentrate or otherwise extract the metals from the Round Top Project’s rhyolite, although we will continue to examine other opportunities in the region as they develop. We currently have limited operations and have not established that any of our projects or properties contain any Proven or Probable Reserves under SEC Industry Guide 7 (“Guide 7”).

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

On March 6, 2013, we purchased the surface lease at the Round Top Project, known as the West Lease, from the Southwest Wildlife and Range Foundation (the “Foundation”) for $500,000 cash and 1,063,830 shares of our common stock. We also agreed to support the Foundation through an annual payment of $45,000 for ten years to support conservation efforts within the Rio Grande Basin and in particular engaging in stewardship of Lake Amistad, a large and well-known fishing lake near Del Rio, Texas. The West Lease comprises approximately 54,990 acres. Most importantly, purchase of the surface lease gave us unrestricted surface access for the potential development and mining of our Round Top Project. As of the date of this filing the $45,000 payments due in June 2016, 2017 and 2018 have not been paid; consequently, we have expensed the value of the West Lease during fiscal 2017. We fully intend to continue with the evaluation of the mineral potential of the property, to ultimately mine the property, and to bring the lease current when funds are available. Expensing the value of the West Lease does not restrict our access to the mineral leases.

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

On October 29, 2014, we announced that we had executed agreements with the Texas General Land Office securing the option to purchase the surface rights covering the potential Round Top project mine and plant areas and, separately, a lease to develop the water necessary for the potential Round Top project mine operations. The option to purchase the surface rights covers approximately 5,670 acres over the mining lease and the additional acreage adequate to site all potential heap leaching and processing operations as currently anticipated by the Company. We may exercise the option for all or part of the option acreage at any time during the sixteen year primary term of the mineral lease. The option can be kept current by an annual payment of $10,000. The purchase price will be the appraised value of the surface at the time of exercising the option. The annual payment for the fiscal year ending August 31, 2017 and 2018 has not been made as of the date of this filing.

The ground water lease secures our right to develop the ground water within a 13,120 acre lease area located approximately 4 miles from the Round Top deposit. The lease area contains five existing water wells. It is anticipated that all potential water needs for the Round Top project mine operations would be satisfied by the existing wells covered by this water lease. This lease has an annual minimum production payment of $5,000 prior to production of water for the operation. After initiation of production we will pay $0.95 per thousand gallons or $20,000 annually, whichever is greater. This lease remains effective as long as the mineral lease is in effect. The minimum production payment for the fiscal year ending August 31, 2017 and 2018 has not been made as of the date of this filing and this lease will of necessity require renegotiation.

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

On July 15, 2015, we entered into an operating agreement (“Operating Agreement”) with K-Tech, to formalize our joint venture company, Reetech, LLC, a Delaware limited liability company (the “Reetech”), which gives TMRC the exclusive license to market K-Tech’s CIX/CIC process to other rare earth developers pursuant to the February 24, 2015 letter of intent with K-Tech. On October 18, 2015, we entered into an amendment agreement to the Operating Agreement, expanding the way in which we can earn percentage membership interests in Reetech in exchange for granting K-Tech changes in the management of Reetech and TMRC’s license from Reetech to use K-Tech’s CIX/CIC process for its properties.

The operating agreement between TMRC and K-Tech is still in effect, but due to the inactivity of our Round Top project, there has been no ongoing advancement under the operating agreement as of August 31, 2018.

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

On August 28 2018 TMRC executed a Joint Venture agreement with Morzev PTY LTD, doing business as USA Rare Earth, to develop the Round Top Deposit. Terms of the agreement call for USA Rare Earth to expend up to $10 million to produce a bankable feasibility study. The funds will be allocated in two tranches, the first of $2.5 Million to optimize and finalize the metallurgical processing and the remaining $7.5 million to complete the engineering, design, geotechnical work, and permitting necessary for a bankable feasibility study. USA Rare Earth will earn 70% of the property upon production of the feasibility study and has the option of purchasing another 10% for $3 million at the completion of the feasibility study.

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

During 2017 TMRC in association with Penn State University, REE Tech and Inventure Renewables of Tuscaloosa, Alabama, jointly applied for a Department of Energy grant to evaluate the economic potential of rare earth elements associated with Appalachian coal deposits. Our group was awarded the first phase of this grant on October 19 2017. Work in progress consists of identifying a resource, (TMRC), developing the physical metallurgy to concentrate the minerals (Penn State) and developing the CIX/CIC process to separate the individual rare earth elements and to separate and refine various other elements including iron and aluminum (Inventure and K-Technologies).

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

Stage 2

Stage 2 will consist of the pilot plant scale testing of the process proven most effective by Stage 1. This work will consist of extensive leach testing using large columns to optimize leach recovery of REE and other elements including lithium and aluminum. If conditions require it, a pilot scale trial heap leach will be accomplished. This stage will also develop the continuous ion exchange and ion chromatographical system using primary leach solution produced by the large diameter columns. This phase of work is intended to bring the processing plant into full feasibility with capital and operating costs estimated to an accuracy range of 10 -15%. Stage 2 will also develop the heap leach procedure to pre-feasibility level with capital and operating estimated to an accuracy of 25 - 35%. Environmental base line studies and initial co-ordination with the Texas regulatory agencies will be included in this stage.

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

REE supply markets are dominated by China. Although the actual production and pricing is not precisely known, they supply an estimated 80% of the global REE production. Demand is steadily increasing. Recent geopolitical developments have led the Department of Defense to issue cautionary statements regarding the security of the supply chain of REE to the defense industry.

We plan on focusing primarily on the REE magnet metals Praseodymium, Neodymium and Dysprosium, the high value Lutetium and the so-called “heavy” rare earth elements Holmium, Thulium, Erbium and Ytterbium which have developing applications for a variety of defense uses including weaponized lasers and alloy metal for high strength Aluminum.

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

In the fiscal year ended August 31, 2018, we incurred minimal costs in complying with environmental laws and regulations in relation to our operating activities.

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

Our filings can also be viewed at our corporate offices located at 516 South Spring Avenue, Tyler, Texas 75702.Our reports, registration statements and other information can be inspected on the SEC’s website at www.sec.gov and such information can also be inspected and copies ordered at the public reference facilities maintained by the SEC at the following location: Judiciary Plaza, 100 F Street NE, Washington, D.C. 20549.

Executive Officers of the Company

The following table sets forth certain information regarding our executive officers as of December 14, 2018:

Name	Age	Position
Daniel E. Gorski	81	Chief Executive Officer and Director
Wm Chris Mathers	59	Chief Financial Officer

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

The audit opinion and notes that accompany our financial statements for the year ended August 31, 2018, disclose a going concern qualification to our ability to continue in business. The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We do not have any working capital to fund normal operations and meet debt obligations without deferring payment on certain current liabilities and raising additional funds.

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

We had no revenue during the fiscal year ended August 31, 2018. For the fiscal year ended August 31, 2018, our net loss was approximately $738,000 and our accumulated deficit at August 31, 2018 was approximately $35.4 million. At August 31, 2018, our cash position was approximately $32,000 and our working capital deficit was approximately $2,004,000. We have not commenced commercial production on any of our mineral properties. We have no revenues from operations and anticipate we will have no operating revenues until we place one or more of our properties into production. All of our properties are in the exploration stage.

We will need to raise additional funding to implement our business strategy. We currently do not have any working capital.

During the current fiscal year ending August 31, 2019, we plan to expend approximately $2,000,000 optimizing the leaching and developing the CIX/CIC processing of the Round Top rock. This work will consist of mining and crushing an additional 500 tons of rhyolite and setting up and equipping a facility to conduct the column leaching. It is estimated that it will require an additional year and further expenditure of approximately $5,000,000 to prepare a bankable feasibility study.. We anticipate that our financing efforts will raise sufficient capital to finish this work. We currently do not have any funds to complete exploration and development work on any of our properties, which means that we will be required to raise additional capital, enter into joint venture relationships or find alternative means to finance placing one or more of our properties into commercial production, if warranted. Failure to obtain sufficient financing may result in the delay or indefinite postponement of exploration and development or production on one or more of our properties and any properties we may acquire in the future or even a loss of property interests. This includes our leases over claims covering the principal deposits on our properties, which may expire unless we expend minimum levels of expenditures over the terms of such leases. We cannot be certain that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable or acceptable to us. Our ability to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions as well as our business performance.

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

Part of our metallurgical processes are being developed by K-Technologies, Inc. TMRC also has a joint venture with K-Technologies to introduce this technology to other potential rare earth developers. This joint venture is subject to the risks normally associated with the conduct of joint ventures.

The development of our rare earth metallurgical processing efforts are currently focused on CIX/CIC processing. Initial work on this process to date was done on a fee basis by K-Technologies, Inc. Initial testing has been favorable and as a result of this early success a joint venture was formed with K-Technologies for the purpose of introducing this process to other potential rare earth developers. TMRC is not vested in this joint venture and vesting will require additional expenditure by TMRC at TMRC’s discretion. If TMRC elects to vest in this joint venture it would be subject to the risks normally associated with the conduct of joint ventures. Such risks include: inability to exert control over strategic decisions made in respect of the development and use of the processes; disagreement with partners on how to develop and operate the processes efficiently; inability of partners to meet their obligations to the joint venture or third parties; and litigation between partners regarding joint venture matters. Any failure of such other companies to meet their obligations to us, the joint venture or to third parties, or any disputes with respect to the parties’ respective rights and obligations, could have a material adverse effect on the joint venture or the development and use of the processes, which could have a material adverse effect on our results of operations and financial condition.

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

The current economic conditions has had, and will continue to have, a negative impact on our ability to access the capital markets, and thus have a negative impact on our business and liquidity. The shortage of liquidity and credit combined with substantial losses in worldwide equity markets could lead to an extended worldwide recession. We may face significant challenges if conditions in the capital markets do not improve. Our ability to access the capital markets has been and continues to be severely restricted at a time when we need to access such markets, which could have a negative impact on our business plans. Even if we are able to raise capital, it may not be at a price or on terms that are favorable to us. We cannot predict the occurrence of future financial disruptions or how long the current market conditions may continue.

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

As of August 31, 2018, we have approximately 44.9 million shares of common stock outstanding.  In addition to our common stock, we have (i) warrants that may be exercised into 4,272,275 shares of common stock exercisable at $0.35 per share, (ii) warrants that may be exercised into 4,272,275 shares of common stock exercisable at $0.50 per share, (iii) warrants that may be exercised into 6,595,000 shares of common stock at $0.35 per share, (iv) options that may be exercised into 5,720,000 shares of common stock at $0.19 to $1.51 per share issued to directors, officers and consultants, (v) options that may be exercised into 655,000 shares of common stock at $0.30 per share issued to an advisor, and (vi) note warrants that may be exercised into 1,686,660 shares of common stock at $0.10 - $0.28 per share. The issuance of shares upon exercise of these options and warrants may result in substantial dilution to the interests of other stockholders and may adversely affect the market price of our common stock.

A low market price may severely limit the potential market for our common stock.

An equity security that trades below a certain price per share is subject to SEC rules requiring additional disclosures by broker-ealers. These rules generally apply to any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions (a “penny stock”). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Since our common stock trades at a price of less than $5.00 per share, the additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock.

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

On March 6, 2013, we purchased the surface lease at the Round Top Project, known as the West Lease, from the Foundation for $500,000 cash and 1,063,830 shares of our common stock. We also agreed to support the Foundation through an annual payment of $45,000 for ten years to support conservation efforts within the Rio Grande Basin and in particular engaging in stewardship of Lake Amistad, a large and well-known fishing lake near Del Rio, Texas. The West Lease comprises approximately 54,990 acres. Most importantly, the purchase of the surface lease gave us unrestricted surface access for the potential development and mining of our Round Top Project. For the fiscal year ended August 31, 2017, $45,000 payments due in June 2016 and 2017 had not been paid; consequently, we expensed the value of the West Lease during fiscal 2017. We fully intend to continue with the evaluation of the mineral potential of the property, to ultimately mine the property, and to bring the lease current when funds are available. Expensing the value of the West Lease does not restrict our access to the mineral leases.

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

In August 2018, we paid the State of Texas a delay rental of $67,077.

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

In October 2018, we paid the State of Texas a delay rental to extend the term of the lease in an amount equal to $6,750.

March 2013 Lease

On March 6, 2013, we purchased the surface lease at the Round Top Project, known as the West Lease, from the Southwest Wildlife and Range Foundation (the “Foundation”) for $500,000 cash and 1,063,830 shares of our common stock. We also agreed to support the Foundation through an annual payment of $45,000 for ten years to support conservation efforts within the Rio Grande Basin and in particular engaging in stewardship of Lake Amistad, a large and well-known fishing lake near Del Rio, Texas. The West Lease comprises approximately 54,990 acres. Most importantly, the purchase of the surface lease gave us unrestricted surface access for the potential development and mining of our Round Top Project.. For the fiscal year ended August 31, 2017, $45,000 payments due in June 2016 and 2017 had not been paid; consequently, we expensed the value of the West Lease during fiscal 2017. We fully intend to continue with the evaluation of the mineral potential of the property, to ultimately mine the property, and to bring the lease current when funds are available.

October 2014 Surface Option and Water Lease

On October 29, 2014, we announced that we had executed agreements with the Texas General Land Office securing the option to purchase the surface rights covering the potential Round Top project mine and plant areas and, separately, a lease to develop the water necessary for the potential Round Top project mine operations. The option to purchase the surface rights covers approximately 5,670 acres over the mining lease and the additional acreage adequate to site all potential heap leaching and processing operations as currently anticipated by the Company. We may exercise the option for all or part of the option acreage at any time during the sixteen year primary term of the mineral lease. The option can be kept current by an annual payment of $10,000. The purchase price will be the appraised value of the surface at the time of exercising the option. The annual payment for the fiscal year ending August 31, 2017 and 2018 has not been made as of the date of this filing.

The ground water lease secures our right to develop the ground water within a 13,120 acre lease area located approximately 4 miles from the Round Top deposit. The lease area contains five existing water wells. It is anticipated that all potential water needs for the Round Top project mine operations would be satisfied by the existing wells covered by this water lease. This lease has an annual minimum production payment of $5,000 prior to production of water for the operation. After initiation of production we will pay $0.95 per thousand gallons or $20,000 annually, whichever is greater. This lease remains effective as long as the mineral lease is in effect. The minimum production payment for the fiscal year ending August 31, 2017 and 2018 has not been made as of the date of this filing and this lease will of necessity require renegotiation.

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

*

La=Lanthanum, Ce=Cerium, Pr=Praseodymium, Nd=Neodymium, Sm=Samarium, Eu=Europium, Gd=Gadolinium, Tb=Terbium, Dy=Dysprosium, Ho=Holmium, Er=Erbium, Tm=Thulium, Lu=Lutetium, Yb=Ytterbium, Y=Yttrium, Th=Thorium, U=Uranium, Be=Beryllium, Li=Lithium

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

e concurrent work on the froth floatation and agitated leaching of the concentrates yielded acceptable recoveries, the whole rock column leach testing indicates better overall recoveries at potentially lower capital and operating costs. This rock also shows other very favorable heap leach characteristics with ore slump of 0.18%, ore wt. loss of 2.25% and retained moisture of 6.4%.

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

Costs

At the end of fiscal year 2018 we had incurred exploration costs at the Round Top Project of approximately $11.9 million.  In the fiscal year ending August 31, 2018 there have been minimal exploration costs.

At the present time based on our current understanding of the project, we estimate the funding need to complete Stage 3 of the Round Top Project to be approximately $7.5 million including Corporate G&A. This estimate may and probably will change as more data is acquired.

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

The operating agreement between TMRC and K-Tech is still in effect, but due to the inactivity of our Round Top project, there has been no ongoing advancement under the operating agreement as of August 31, 2018.

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

Under the terms of the Memorandum of Understanding (MOU) signed 28 June 2016, TMRC had a six month term to perform the necessary due diligence and to technically and economically evaluate the properties. Upon execution of the MOU TMRC and PEI had six months to draft and execute a formal lease agreement containing all the standard terms of mining lease agreements. Upon execution of a lease, TMRC will be obligated to pay a $5,000 per month rental or a 12% royalty whichever is greater. As of the date of this filing, no lease has been executed. This MOU has now lapsed and would have to be renegotiated if the Company were to continue this project.

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

The Department of Energy Grant

In September of 2016 the Department of energy issued a Funding Opportunity Announcement (FOA) whereby they intended to grant up to $27.75 million for the siting of a pilot plant at a selected location within the Appalachian Coal fields. This grant was to be in two stages, the first for $1 million to establish the basic engineering parameters and the second of up to $22.75 million to commission the pilot plant. TMRC took the lead and assembled a team consisting of itself, K-Tech, Penn State University and Inventure Renewables of Tuscaloosa. Inventure is closely associated with K-Tech and shares officers and directors. Inventure was chosen as the lead investigator in the project because of its large, research oriented facility and its considerable experience in securing and executing grants of this nature. In December of 2016 the consortium was awarded the phase 1 grant and funds were disbursed in September of 2017. TMRC’s role in the venture will be as a subcontractor and is not the direct recipient of the grant funds. TMRC has begun the work of collecting the metallurgical samples and the first of these samples were delivered to Penn State in early October 2017.

Establishment of American Mineral Reclamation LLC

On June 22, 2017 we announced the establishment of American Mineral Reclamation LLC. This subsidiary has the mission to seek out and develop lower cost projects with shorter development times involving metals and mineral recovery and production from coal by-products, acid mine drainage waters and sludges, mine waste and tailings, industrial wastewater and recovery of strategic metals from scrap from various sources. In addition to REE and scandium we intend to include other important “tech” metals such as Lithium, Cobalt, Vanadium, Gallium and others as conditions dictate. We have executed a co-operation agreement to work jointly with Inventure Renewals. As of August 31, 2018, no activity has taken place within this LLC.

On August 28 2018 TMRC executed a Joint Venture agreement with Morzev PTY LTD, doing business as USA Rare Earth, to develop the Round Top Deposit. Terms of the agreement call for USA Rare Earth to expend up to $10 million to produce a bankable feasibility study. The funds will be allocated in two tranches, the first of $2.5 Million to optimize and finalize the metallurgical processing and the remaining $7.5 million to complete the engineering, design, geotechnical work, and permitting necessary for a bankable feasibility study. USA Rare Earth will earn 70% of the property upon production of the feasibility study and has the option of purchasing another 10% for $3 million at the completion of the feasibility study.

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

Fiscal Year 2018	High	Low
Quarter ended August 31, 2018	$0.34	$0.17
Quarter ended May 31, 2018	$0.20	$0.15
Quarter ended February 28, 2018	$0.21	$0.14
Quarter ended November 30, 2017	$0.22	$0.17

Fiscal Year 2017	High	Low
Quarter ended August 31, 2017	$0.24	$0.18
Quarter ended May 31, 2017	$0.29	$0.15
Quarter ended February 28, 2017	$0.19	$0.10
Quarter ended November 30, 2016	$0.13	$0.10

Fiscal Year 2016	High	Low
Quarter ended August 31, 2016	$0.18	$0.12
Quarter ended May 31, 2016	$0.18	$0.12
Quarter ended February 28, 2016	$0.20	$0.12
Quarter ended November 30, 2015	$0.25	$0.19

The last bid price of our common stock on December 7, 2018 was $0.24 per share.

Holders

The approximate number of holders of record of our common stock as of December 14, 2018 was 496.

Dividends

We have not paid any cash dividends on our equity security and our Board has no present intention of declaring any cash dividends. We are not prohibited from paying any dividends pursuant to any agreement or contract.

Securities Authorized for Issuance under Equity Compensation Plans

In September 2008, the Board adopted our 2008 Stock Option Plan (the “2008 Plan”), which was also approved by our shareholders in September 2008. In May 2011, the board of directors adopted an amendment to our 2008 Plan (the “Amended 2008 Plan”), which was also approved by our shareholders in August 2011. The Amended 2008 Plan increased the number of shares available for grant from 2,000,000 to up to 5,000,000 shares of our common stock for awards to our officers, directors, employees and consultants. On February 15, 2012, our stockholders approved an increase of 2,000,000 of shares of common stock available for issuance under the amended 2008 Stock Option Plan (the “Plan”). As amended, the Plan provides for 7,000,000 shares of common stock for all awards. On February 24, 2016, the stockholders of the Company approved an amendment to the Company’s 2008 Stock Option Plan, pursuant to which the number of shares available under the plan was increase from 7,000,000 to 9,000,000 shares of common stock. Other provisions of the Amended 2008 Plan remain the same as under our 2008 Plan. As of August 31, 2018, a total of 3,280,000 shares of our common stock remained available for future grants under the Amended 2008 Plan.

The following table sets forth certain information as of August 31, 2018 concerning our common stock that may be issued upon the exercise of options or warrants or pursuant to purchases of stock under the Amended 2008 Plan:

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options	(b) Weighted- Average Exercise Price of Outstanding Options	(c) Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	5,720,000	$0.59	3,280,000
Nonplan equity compensation	655,000	$0.31	—
Total	6,375,000	$0.49	3,280,000

Recent Sales of Unregistered Securities During Fiscal 2018

Except as set forth below, all unregistered sales of equity securities during the period covered by the Annual Report were previously disclosed in our current reports on Form 8-K or quarterly reports on Form 10-Q.

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (C)

September 2017	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
October 2017	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
October 2017	Common Stock Warrants	67,000(B)	Director	$Nil	Advances	Sec. 4(a)(2)
November 2017	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
December 2017	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
December 2017	Common Stock Warrants	56,000(B)	Director	$Nil	Advances	Sec. 4(a)(2)
January 2018	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
January 2018	Common Stock Warrants	20,000(B)	Director	$Nil	Advances	Sec. 4(a)(2)
February 2018	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
February 2018	Common Stock Warrants	62,000(B)	Director	$Nil	Advances	Sec. 4(a)(2)
March 2018	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
March 2018	Common Stock Warrants	10,000(B)	Director	$Nil	Advances	Sec. 4(a)(2)
April 2018	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
April 2018	Common Stock Warrants	56,000(B)	Director	$Nil	Advances	Sec. 4(a)(2)
May 2018	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
May 2018	Common Stock Warrants	30,000(B)	Director	$Nil	Advances	Sec. 4(a)(2)
June 2018	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
June 2018	Common Stock Purchase Options	500,000(A)	Officer	$Nil	Services	Sec. 4(a)(2)
July 2018	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
July 2018	Common Stock Warrants	40,000(B)	Director	$Nil	Advances	Sec. 4(a)(2)
August 2018	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
August 2018	Common Stock Warrants	360,000(B)	Directors	$Nil	Advances	Sec. 4(a)(2)

(A)	Common Stock Purchase Options were issued pursuant to a consulting agreement. Options vested immediately. Each option is exercisable for a 5 year term at an exercise price of $0.30. The options were issued outside of the Company’s 2008 Stock Incentive Plan.
(B)	Common Stock Purchase Warrants were issued pursuant to loan made to the Company on behalf of certain Directors and Officers. Each warrant is exercisable for a 5 year term at an exercise price ranging from $0.10 - $0.28.
(C)	With respect to sales designated by “Sec. 4(a)(2),” these shares were issued pursuant to the exemption from registration contained in to Section 4(a)(2) of the Securities Act as privately negotiated, isolated, non-recurring transactions not involving any public offer or solicitation. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

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

Recent Corporate Developments

The following significant corporate developments occurred during the year ended August 31, 2018 and the subsequent period through the filing of this Annual Report:

Annual Meeting of Stockholders

We did not hold an annual meeting of stockholders for the fiscal year ended August 31, 2018 as required by the OTCQX.

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

Liquidity and Capital Resources

As of August 31, 2018, we had a working capital deficit of approximately $2,004,000. We currently have no working capital and will need to raise additional funding to implement our business strategy.

During the current fiscal year ending August 31, 2018, we completed Stage 1of our metallurgical activities as discussed in the section heading “ITEM 2. PROPERTIES” of this Annual Report. Our budget for this stage of activity was approximately $134,502. To date we have expended approximately that amount on Stage 1 which is now complete. Estimated cost of Stage 2 is $2,015,454, $336,454 of which has been spent; this phase, called milestone 1, of Stage 2 has been modified and augmented by the Defense Logistical Agency. There is no guarantee that we will be able to raise the working capital necessary for balance of Stage 2 activities. After completion of Stage 1, we will use any remaining available capital to begin work on Stage 2 of our metallurgical activities.

The audit opinion and notes that accompany our financial statements for the year ended August 31, 2018, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its activities is more assured.

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

Results of Operations

Fiscal Years ended August 31, 2018 and 2017

Revenue

We had no operating revenues during the fiscal years ended August 31, 2018 and 2017. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $35.4 million as of August 31, 2018.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the fiscal years ended August 31, 2018 and 2017, in the amount of approximately $95,000 and $90,000, respectively. Expenditures during fiscal year 2018 and 2017 were primarily for lease payments. We recognized impairment related to mineral properties of approximately $4,400 and $1,395,000 for the fiscal years ended August 31, 2018 and 2017, respectively.

Our general and administrative expenses for the fiscal year ended August 31, 2018 were approximately $518,000 of which approximately $109,000 were for stock compensation for services. The remaining expenditures were primarily for accrued payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

Our general and administrative expenses for the fiscal year ended August 31, 2017 were approximately $496,000. These expenditures were primarily for accrued payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

We had losses from operations for the fiscal years ended August 31, 2018 and 2017 totaling approximately $618,000 and $1,981,000, respectively and net losses for the fiscal years ended August 31, 2018 and 2017 totaling approximately $738,000 and $2,135,000. We had accrued interest expense of approximately $121,000 and $154,000 for the fiscal years ended August 31, 2018 and 2017, respectively.

Off-Balance Sheet Arrangements

For the fiscal years ended August 31, 2018 and 2017, we have off-balance sheet arrangements for annual payments in relation to the mineral leases as disclosed in foot note 4 of the financial statements.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position, or cash flow.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are fairly presented in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Management believes that the following critical accounting estimates and judgments have a significant impact on our financial statements; Valuation of options granted to Directors and Officers using the Black-Scholes model, and fair value of mineral properties. The accounting policies are described in greater detail in Note 2 to our audited financial statements for the fiscal year ended August 31, 2018.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Texas Mineral Resources Corp.

Sierra Blanca, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Texas Mineral Resources Corp. (the Company) as of August 31, 2018 and 2017, and the related statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended August 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company’s absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2019 raise substantial doubt about its ability to continue as a going concern.  These 2018 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ LBB & ASSOCIATES LTD., LLP

We have served as the Company’s auditor since 2011.

Houston, Texas
December 14, 2018

TEXAS MINERAL RESOURCES CORP.

BALANCE SHEETS

	August 31, 2018	August 31, 2017

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$31,591	$1,080
Prepaid expenses and other current assets	3,333	6,667
Total current assets	34,924	7,747

Property and equipment, net	—	5,421
Mineral properties	354,234	358,594
Deposits	4,000	24,000
TOTAL ASSETS	$393,158	$395,762

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,357,013	$1,003,468
Advances due to - related party	421,415	246,165
Current portion of note payable	260,387	260,387
Total current liabilities	2,038,815	1,510,020
Note payable - net of current portion and discount	—	—
Total liabilities	2,038,815	1,510,020

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of August 31, 2018 and August 31, 2017, respectively	—	—
Common stock, par value $0.01; 100,000,000 shares authorized, 44,941,532 and 44,941,532 shares issued and outstanding as of August 31, 2018 and August 31, 2017, respectively	449,416	449,416
Additional paid-in capital	33,275,248	33,068,309
Accumulated deficit	(35,370,321)	(34,631,983)
Total SHAREHOLDERS’ equity	(1,645,657)	(1,114,258)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$393,158	$395,762

The accompanying notes are an integral part of these financial statements.

TEXAS MINERAL RESOURCES CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended August 31,
	2018	2017
ORDINARY INCOME
Services & fee income	$—	$—
Total ordinary income	—

OPERATING EXPENSES
Exploration costs	95,452	90,484
Impairment of mineral properties	4,360	1,394,852
General and administrative expenses	518,001	495,906
Total operating expenses	617,813	1,981,242

LOSS FROM OPERATIONS	(617,813)	(1,981,242)

OTHER INCOME (EXPENSE)
Interest and other income	—	2
Interest and other expense	(120,525)	(153,886)
Total other income (expense)	(120,525)	(153,884)

NET LOSS	$(738,338)	$(2,135,126)

Net loss per share:
Basic and diluted net loss per share	$(0.02)	$(0.05)

Weighted average shares outstanding:
Basic and diluted	44,941,532	44,941,532

The accompanying notes are an integral part of these financial statements.

TEXAS MINERAL RESOURCES CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended August 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(738,338)	$(2,135,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Cashless compensation for advances	97,508	105,751
Discount on notes payable	—	25,107
Impairment of mineral properties	4,360	1,394,852
Depreciation expense	5,421	10,115
Stock based compensation	109,431	18,907
Changes in current assets and liabilities:
Prepaid expenses and other assets	23,334	5,710
Accounts payable and accrued expenses	353,545	400,935
Net cash used in operating activities	(144,739)	(173,749)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances - related party	175,250	169,665
	175,250	169,665

NET CHANGE IN CASH AND CASH EQUIVALENTS	30,511	(4,084)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,080	5,164
CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,591	$1,080

SUPPLEMENTAL INFORMATION
Interest paid	$—	$—
Taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

TEXAS MINERAL RESOURCES CORP.

STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended August 31, 2018 and 2017

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at August 31, 2016	—	$—	44,941,532	$449,416	$32,918,544	$(32,496,857)	$871,103

Options issued for services					18,907		18,907

Cashless compensation for advances					105,751		105,751

Discount on notes payable from beneficial conversion					25,107		25,107

Net loss						(2,135,126)	(2,135,126)

Balance at August 31, 2017	—	—	44,941,532	449,416	33,068,309	(34,631,983)	(1,114,258)

Cashless compensation for advances					97,508		97,508

Options issued for services					109,431		109,431

Net loss						(738,338)	(738,338)

Balance at August 31, 2018	—	$—	44,941,532	$449,416	$33,275,248	$(35,370,321)	$(1,645,657)

The accompanying notes are an integral part of these financial statements.

TEXAS MINERAL RESOURCES CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2018 AND 2017

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

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of approximately $35.4  million as of August 31, 2018 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs including related property and equipment costs. To determine if these costs are in excess of their recoverable amount, periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with ASC 360-10-35-15, Impairment or Disposal of Long-Lived Assets. Exploration costs were approximately $95,000 and $90,000 for the years ended August 31, 2018 and 2017, respectively.

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

Amended 2008 Stock Option Plan

In September 2008, the Board adopted our 2008 Stock Option Plan (the “2008 Plan”), which was also approved by our shareholders in September 2008. In May 2011, the board of directors adopted an amendment to our 2008 Plan (the “Amended 2008 Plan”), which was also approved by our shareholders in August 2011. The Amended 2008 Plan increased the number of shares available for grant from 2,000,000 to up to 5,000,000 shares of our common stock for awards to our officers, directors, employees and consultants. On February 15, 2012, our stockholders approved an increase of 2,000,000 of shares of common stock available for issuance under the amended 2008 Stock Option Plan (the “Plan”). As amended, the Plan provides for 7,000,000 shares of common stock for all awards. On February 24, 2016, the stockholders of the Company approved an amendment to the Company’s 2008 Stock Option Plan, pursuant to which the number of shares available under the plan was increase from 7,000,000 to 9,000,000 shares of common stock. Other provisions of the Amended 2008 Plan remain the same as under our 2008 Plan. As of August 31, 2018, a total of 3,280,000 shares of our common stock remained available for future grants under the Amended 2008 Plan.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date to periods beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016. In December 2016, the FASB further issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, to increase stakeholders’ awareness of the proposals and to expedite improvements to ASU 2014-09. The Company plans to adopt the standard using the modified retrospective approach. After assessing the new standard, the Company expects that there will be no material impacts to our revenue recognition procedures, except for information compilation for the new required disclosures.

Joint Venture

On July 15, 2015, we entered into an operating agreement (“Operating Agreement”) with K-Tech, to formalize our joint venture company, Reetech, LLC, a Delaware limited liability company (the “Reetech”), which gives TMRC the exclusive license to market K-Tech’s CIX/CIC process to other rare earth developers pursuant to the February 24, 2015 letter of intent with K-Tech. On October 18, 2015, we entered into an amendment agreement to the Operating Agreement, expanding the way in which we can earn percentage membership interests in Reetech in exchange for granting K-Tech changes in the management of Reetech and TMRC’s license from Reetech to use K-Tech’s CIX/CIC process for its properties.

The operating agreement between TMRC and K-Tech is still in effect, but due to the inactivity of our Round Top project, there has been no ongoing advancement under the operating agreement as of August 31, 2018.

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

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of office furniture, equipment and vehicles. The property and equipment are depreciated using the straight-line method over their estimated useful life of 3-20 years. Our property and equipment, net consist of the following:

	August 31, 2018	August 31, 2017
Furniture & office equipment	$75,606	$75,606
Vehicles	89,185	89,185
Computers & software	48,711	48,711
Field equipment	71,396	71,396
Total cost basis	284,898	284,898
Less: Accumulated depreciation	(284,898)	(279,477)
Property & equipment, net	$—	$5,421

Depreciation expense for the years ending August 31, 2018 and 2017 was $5,421 and $10,115, respectively and is included in general and administrative expenses.

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

In August 2018, we paid a delay rental to the State of Texas in the amount of $67,077.

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

In October 2018, we paid a delay rental to the State of Texas of $6,750.

March 2013 Lease

On March 6, 2013, we purchased the surface lease at the Round Top Project, known as the West Lease, from the Southwest Wildlife and Range Foundation, since renamed the Rio Grande Foundation for $500,000 cash and 1,063,830 shares of our common stock. We also agreed to support the Foundation through an annual payment of $45,000 for ten years to support conservation efforts within the Rio Grande Basin and in particular engaging in stewardship of Lake Amistad, a large and well-known fishing lake near Del Rio, Texas. The West Lease comprises approximately 54,990 acres. Most importantly, the purchase of the surface lease gave us unrestricted surface access for the potential development and mining of our Round Top Project. For the fiscal year ended August 31, 2018, $45,000 payments due in June 2016, 2017 and 2018 had not been paid; consequently, we expensed the value of the West Lease during fiscal 2017. We fully intend to continue with the evaluation of the mineral potential of the property, to ultimately mine the property, and to bring the lease current when funds are available.

October 2014 Surface Option and Water Lease

On October 29, 2014, we announced that we had executed agreements with the Texas General Land Office securing the option to purchase the surface rights covering the potential Round Top project mine and plant areas and, separately, a lease to develop the water necessary for the potential Round Top project mine operations. The option to purchase the surface rights covers approximately 5,670 acres over the mining lease and the additional acreage adequate to site all potential heap leaching and processing operations as currently anticipated by the Company. We may exercise the option for all or part of the option acreage at any time during the sixteen year primary term of the mineral lease. The option can be kept current by an annual payment of $10,000. The purchase price will be the appraised value of the surface at the time of exercising the option. The annual payments for the fiscal year ending August 31, 2018 and 2017 have not been made as of the date of this filing.

The ground water lease secures our right to develop the ground water within a 13,120 acre lease area located approximately 4 miles from the Round Top deposit. The lease area contains five existing water wells. It is anticipated that all potential water needs for the Round Top project mine operations would be satisfied by the existing wells covered by this water lease. This lease has an annual minimum production payment of $5,000 prior to production of water for the operation. After initiation of production we will pay $0.95 per thousand gallons or $20,000 annually, whichever is greater. This lease remains effective as long as the mineral lease is in effect. The minimum production payment for the fiscal years ending August 31, 2018 and 2017 have not been made as of the date of this filing and this lease will require renegotiation.

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

Under the terms of the Memorandum of Understanding (MOU) signed 28 June 2016, TMRC had a six month term to perform the necessary due diligence and to technically and economically evaluate the properties. Upon execution of the MOU TMRC and PEI had six months to draft and execute a formal lease agreement containing all the standard terms of mining lease agreements. Upon execution of a lease, TMRC will be obligated to pay a $5,000 per month rental or a 12% royalty whichever is greater. As of the date of this filing, no lease has been executed. This MOU has now lapsed and would have to be renegotiated if the Company were to continue this project.

NOTE 5 – NOTES PAYABLE

In relation to the Foundation lease discussed in Note 2 the Company recorded a note payable for an amount for the initial $45,000 due upon signing of lease and the nine (9) future payments due of $45,000 which has been recorded at its present value discounted with an imputed interest rate of 5% for a total note payable of $364,852. As of the date of this filing, we have not paid the June 2018, 2017 or 2016 installments of our surface lease, in the amount of $45,000 each, to the Southwest Wildlife Foundation. As a result the full amount of the note payable has been classified as currently due. The note payable balance as of August 31, 2018 and 2017 was approximately $260,000. The Company has also accrued interest expense as of August 31, 2018 and 2017 of $48,750 and $33,750, respectively. This unpaid interest is included in accrued liabilities.

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

Related Party Notes Payable and Advances

On July 1, 2016 the Company received two loans for $2,500 each from two directors of the Company. The loans are non-interest accruing, unsecured and due upon demand. As additional consideration for the loans, we issued 5,000 common stock purchase warrants to each individual. The warrants have an exercise price of $0.10 and term of five years. The warrants had a fair value of $1,185 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.00% (ii) estimated volatility of 185% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The notes payable balance as of August 31, 2018 and August 31, 2017 was a total of $5,000. The value of the warrants was expensed as interest expense at the time of issuance due to no stated term on the advances.

On September 1, 2016, the Company entered into five loans totaling $71,500 from five directors of the Company. The loans were due March 1, 2017, are non-interest bearing, and unsecured. As of this filing the loans are in default and due upon demand. As additional consideration for the loans, we issued in total 147,000 common stock purchase warrants. The warrants have an exercise price of $0.10 and term of five years. The loans have a relative fair value of $57,414 and the warrants have a relative fair value of $14,086 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.180% (ii) estimated volatility of 245% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The notes payable balance as of August 31, 2018 and August 31, 2017 was $71,500. The value of the warrant was amortized to interest expense over the term of the note payable.

On November 1, 2016 the Company entered into two loans for $4,000 and $1,000 from two directors of the Company. The loans are non-interest bearing, unsecured and due upon demand. As additional consideration for the loans, we issued 8,000 and 2,000 common stock purchase warrants to each individual. The warrants have an exercise price of $0.10 and term of five years. The warrants had a fair value of $1,057 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.30% (ii) estimated volatility of 181% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The notes payable balance as of August 31, 2018 and August 31, 2017 was $5,000. The value of the warrants was expensed as interest expense at the time of issuance due to no stated term on the advance.

On December 12, 2016, the Company entered into a loan for $15,000 a director of the Company. The loan is due June 12, 2017, is non-interest accruing, and unsecured. As of this filing the loan is in default and due upon demand. As additional consideration for the loan, we issued 60,000 common stock purchase warrants to the individual. The warrants have an exercise price of $0.10 and term of five years. The loan has a relative fair value of $10,437 and the warrants have a relative fair value of $4,563 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.90% (ii) estimated volatility of 241% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The notes payable balance as of August 31, 2018 and August 31, 2017 was $15,000. The value of the warrant was amortized to interest expense over the term of the note payable.

NOTE 5 – NOTES PAYABLE (Continued)

On January 12, 2017 the Company entered into two loans totaling $20,000 from a director and an officer of the Company. The loans are due July 12, 2017, are non-interest accruing, and unsecured. As of this filing the loans are in default and due upon demand. As additional consideration for the loans, we issued 40,000 common stock purchase warrants to each individual. The warrants have an exercise price of $0.10 and term of five years. The loans have a relative fair value of $13,542 and the warrants have a relative fair value of $6,458 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.87% (ii) estimated volatility of 240% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The notes payable balance as of August 31, 2018 and August 31, 2017 was $20,000. The value of the warrant was amortized to interest expense over the term of the note payable.

During the three months ended May 31, 2017 the Company entered into eight loans totaling $47,500 from two directors of the Company. The loans are non-interest accruing, unsecured and due upon demand. As additional consideration for the loans, we issued in total 190,000 common stock purchase warrants. The warrants have an exercise price of $0.17 - $0.21 and a term of five years. The warrants had a fair value of $39,557 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.75% (ii) estimated volatility of 234% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The notes payable balance as of August 31, 2018 and August 31, 2017 was $47,500. The value of the warrants was expensed as interest expense at the time of issuance due to no stated term on the advance.

During the three months ended August 31, 2017 the Company entered into seven loans totaling $82,165 from two directors of the Company. The loans are non-interest accruing, unsecured and due upon demand. As additional consideration for the loans, we issued in total 328,660 common stock purchase warrants. The warrants have an exercise price of $0.20 - $0.23 and a term of five years. The warrants have a fair value of $65,137 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.75% (ii) estimated volatility of 169% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The notes payable balance as of August 31, 2018 and August 31, 2017 was $82,165. The value of the warrants was expensed as interest expense at the time of issuance due to no stated term on the advance.

During the twelve months ended August 31, 2018 the Company entered into fifteen loans totaling $175,250 from two directors of the Company. The loans are non-interest accruing, unsecured and due upon demand. As additional consideration for the loans, we issued in total 701,000 common stock purchase warrants. The warrants have an exercise price of $0.10 - $0.28 and a term of five years. The warrants have a fair value of $97,508 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.880% (ii) estimated volatility of 86% -220.11% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The notes payable balance as of August 31, 2018 was $175,250. The value of the warrants was expensed as interest expense at the time of issuance due to no stated term on the advance.

NOTE 6 – INCOME TAXES

The following table sets forth a reconciliation of the federal income tax benefit to the United States federal statutory rate for the years ended August 31, 2018 and 2017:

	2018	2017
Loss before provision for income taxes	$(738,338)	$(2,135,126)

Income tax benefit at 34% statutory rate	251,035	725,943

Effect of change in statutory rate to 21%	(80,845)	—

Non-deductible business meals and entertainment	(192)	(193)

Increase in valuation allowance	(169,998)	(725,750)

	$—	$—

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as a deferred tax asset and liability. Significant components of the deferred tax assets are set out below along with a valuation allowance to reduce the net deferred tax asset to zero.

Management has established a valuation allowance because of the potential that the tax benefits underlying deferred tax asset may not be realized. Significant components of our deferred tax asset at August 31, 2018 and 2017 are as follows:

	2018	2017
Net operating loss carryforward	$2,779,233	$4,364,324

Stock-based compensation	1,067,054	1,694,459

Assets, exploration cost, depreciation and amortization	2,324,846	3,734,534

Impairment of surface lease	292,809	474,071

Less valuation allowance	(6,463,942)	(10,267,388)

Net deferred tax asset	$—	$—

NOTE 6 – INCOME TAXES (Continued)

As a result of a change in control effective in April 2007, our net operating losses prior to that date may be partially or entirely unavailable, by law, to offset future income and, accordingly, are excluded from the associated deferred tax asset.

The gross net operating loss carryforward in the approximate amount of $13,234,000 will begin to expire in 2022. We file income tax returns in the United States and in one state jurisdiction. With few exceptions, we are no longer subject to United States federal income tax examinations for fiscal years ending before 2011, and is no longer subject to state tax examinations for years before 2010.

We also record any financial statement recognition and disclosure requirements for uncertain tax positions taken or expected to be taken in a tax return. Financial statement recognition of the tax position is dependent on an assessment of a 50% or greater likelihood that the tax position will be sustained upon examination, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions are recorded as interest expense. We believe we have no uncertain tax positions at August 31, 2018 and 2017.

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

We have 44,941,532 shares of our common stock outstanding as of August 31, 2018.

The following table sets forth certain information as of August 31, 2018 and 2017 concerning our common stock that may be issued upon the exercise of options not under the Amended 2008 plan and pursuant to purchases of stock under the Amended 2008 Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Grant Date Fair Value
Outstanding at August 31, 2016	5,635,000	$0.61	3.43	$11,784,003

Vested and exercisable at August 31, 2016	5,635,000	0.61	3.43	11,784,003

Options granted	120,000	0.30	4.53	18,907

Options exercised	—	—	—	—

Options cancelled/forfeited/expired	—	—	—	—

Outstanding at August 31, 2017	5,755,000	0.60	2.59	11,802,910

Vested and exercisable at August 31, 2017	5,755,000	0.60	2.59	11,802,910
Options granted	620,000	0.30	4.53	109,431
Options exercised	—	—	—	—
Options cancelled/forfeited/expired	—	—	—	—
Outstanding at August 31, 2018	6,375,000	0.56	1.89	11,912,341
Vested and exercisable at August 31, 2018	6,375,000	$0.56	1.89	$11,912,341

Warrants

Warrant activity for the years ended August 31, 2018 and 2017 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Grant Date Fair Value
Outstanding at August 31, 2016	15,309,550	0.39	3.75	4,726,324

Vested and exercisable at August 31, 2016	15,309,550	0.39	3.75	4,726,324

Warrants granted	815,660	0.17	4.63	130,858

Warrants exercised	—	—	—	—

Warrants cancelled/forfeited/expired	—	—	—	—

Outstanding at August 31, 2017	16,125,210	$0.38	2.83	$4,857,182

Vested and exercisable at August 31, 2017	16,125,210	0.38	2.83	4,857,182
Warrants granted	701,000	0.20	4.72	142,442
Warrants exercised	—	—	—	—
Warrants cancelled/forfeited/expired	—	—	—	—
Outstanding at August 31, 2018	16,826,210	0.37	1.94	4,999,624
Vested and exercisable at August 31, 2018	16,826,210	0.37	1.94	4,999,624

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company has received advances from certain Directors and Officers. The advances totaled approximately $421,415 and $246,165 as of August 31, 2018 and 2017, respectively.

NOTE 9 – SUBSEQUENT EVENTS

On August 28, 2018 TMRC executed a Joint Venture agreement with Morzev PTY LTD (“Morzev”), doing business as USA Rare Earth, to develop the Round Top Deposit. Terms of the agreement call for USA Rare Earth to expend up to $10 million to produce a bankable feasibility study. The funds will be allocated in two tranches, the first of $2.5 Million to optimize and finalize the metallurgical processing and the remaining $7.5 million to complete the engineering, design, geotechnical work, and permitting necessary for a bankable feasibility study. USA Rare Earth will earn 70% of the property upon production of the feasibility study and has the option of purchasing another 10% for $3 million at the completion of the feasibility study. On November 13, 2018, Morzev funded an initial amount of $140,000 for 646,054 common shares to TMRC as consideration for the agreement.

On October 25, 2018, the Board of Directors Compensation Committee granted a total of 1,300,000 options to members of the Board of Directors. These options will be valued using the Black-Scholes pricing model in the quarter ending November 30, 2018.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended August 31, 2018, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2018. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2016 (COSO). Based on our assessment, management identified material weaknesses related to: (i) our internal review functions, (ii) a lack of segregation of incompatible duties within accounting functions, (iii) insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements, and (iv) a lack of oversight to ensure adequate documentation to support routine and non-recurring transactions. As a result, management concluded that, as of August 31, 2018, the Company’s internal control over financial reporting were not effective.

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

Changes to Internal Control over Financial Reporting

There have not been changes in our internal control over financial reporting during the year ended August 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our current directors and executive officers. The term for each director expires at our next Annual Meeting or until his or her successor is appointed and qualified. The ages of the directors and officers are shown as of December 2017:

Name	Age	Current Office with Company	Positions Held Since
Daniel E. Gorski	81	Director Chief Executive Officer	January 2007 August 2012
Anthony Marchese	62	Director	December 2009
Cecil Wall	87	Director	August 2012
Nicholas Pingitore	74	Director	August 2012
James Wolfe	82	Director	August 2012
Wm Chris Mathers	59	Chief Financial Officer	February 2016

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

Anthony Marchese – Mr. Marchese has served as a director since December 2009. Since July 2018, Mar. Marchese has served as President of Marchese Management Co., LLC., a strategic advisory firm that consults to both public and private emerging growth companies. Mr. Marchese also serves as the general partner and chief investment officer of the Insiders Trend Fund, LP, an investment partnership whose mandate is to invest in those public companies whose officers and/or directors have been active acquirers of their own stock. Mr. Marchese’s prior experience includes TriPoint Global Equities (Managing Director/Capital Markets- 2012-2018), Axiom Capital Management, Inc. (Managing Director – 2011-2012), Monarch Capital Group, LLC (President and Chief Operating Officer – 2003 to 2011), Laidlaw Equities (senior vice president - April 1997 to March 2002), Southcoast Capital (senior vice president – May 1988 to April 1997), Oppenheimer & Co (limited partner – September 1982 to May 1988), Prudential-Bache (vice president – July 1981 to August 1982) and the General Motors Corporation (analyst – June 1980 to June 1981). Mr. Marchese served in the military with the Army Security Agency and the U.S. Army Intelligence and Security Command. Mr. Marchese received an MBA in Finance from the University of Chicago. Mr. Marchese provides the Board with exceptional leadership and management knowledge, having gained extensive management and corporate finance experience during the course of his career. Mr. Marchese’s specific experience, qualifications, attributes and skills described above led the Board to conclude that Mr. Marchese should serve as a member of the Board of Directors.

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

The Company has four independent directors as of October 23, 2018, as follows:

–	Anthony Marchese
–	Cecil Wall
–	Nicholas Pingitore
–	James R Wolfe

An “independent” director is a director whom the Board has determined satisfies the requirements for independence under Section 803A of the NYSE MKT Company Guide.

Meetings of the Board and Board Member Attendance at Annual Meeting

During the fiscal year ending August 31, 2018, the Board held two (2) meetings of the Board. None of the incumbent Directors attended fewer than 75% of the board meetings which occurred during their tenure on the Board.

Board members are not required to attend the Annual Meeting.

We did not hold an annual meeting of the shareholders during the year ended August 31, 2018.

Communications to the Board

Stockholders who are interested in communicating directly with members of the Board, or the Board as a group, may do so by writing directly to the individual Board member c/o Corporate Secretary, at 516 South Spring Avenue, Tyler, Texas 75702. The Company’s Secretary will forward communications directly to the appropriate Board member. If the correspondence is not addressed to the particular member, the communication will be forwarded to a Board member to bring to the attention of the Board. The Company’s Secretary will review all communications before forwarding them to the appropriate Board member.

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

During the fiscal year ended August 31, 2018, the Audit Committee did not meet.

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

In the course of providing its oversight responsibilities regarding the audited annual financial statements for the year ended August 31, 2018, the Committee reviewed the audited annual financial statements for the year ended August 31, 2018 with management and the Company’s independent auditors. The Committee reviewed accounting principles, practices, and judgments as well as the adequacy and clarity of the notes to the financial statements.

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

In reliance on the reviews and discussions referred to above, the Committee recommended to the Board, and the Board has approved, that the audited financial statements be included in the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended August 31, 2018. The Committee and the Board have also recommended the selection of LBB & Associates Ltd., LLP as independent auditors for the Company for the fiscal year ending August 31, 2018.

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

During the fiscal year ended August 31, 2018, the Compensation Committee did not meet. A copy of the Compensation Committee charter is available on the Company’s website at www.TMRC.com.

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

During the fiscal year ended August 31, 2018, the Corporate Governance and Nominating Committee did not meet. A copy of the Corporate Governance and Nominating Committee charter is available on the Company’s website at www.TMRC.com.

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

Summary Compensation Table

Name and principal position (a)	Year (b)	Salary (US$) (c)	Option Awards (US$) (f)		All Other Compensation (US$) (i)	Total compensation (US$) (j)
Daniel Gorski	2018	$120,000	$0		$0	$120,000
Chief Executive Officer	2017	$120,000	$0		$0	$120,000
	2016	$120,000	$0		$0	$120,000

Wm Chris Mathers	2018	$60,000	$ 93,876	(1)	$0	$153,876
Chief Financial Officer	2017	$60,000	$0		$0	$60,000
	2016	$60,000	$0		$0	$60,000

(1)	On June 12, 2018, our Board approved and granted 500,000 options to Mr. Mathers. These options are exercisable at $0.19 per share for a period of ten years, vesting immediately and at a fair value of $93,876 using the Black-Sholes pricing model. With respect to these options, the Black-Scholes pricing model was used to estimate the fair value of the 500,000 options, using the assumptions of a risk free interest rate of 2.880%, a dividend yield of 0%, volatility of 222.87% and an expected life of 10 years.

Executive Compensation Agreements and Summary of Executive Compensation

Report on Executive Compensation

During the year ended August 31, 2018, the Board and the Company’s Compensation Committee, was responsible for establishing a compensation policy and administering the compensation programs of the Company’s executive officers.

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

In this regard, during the fiscal year ended August 31, 2018, the Compensation Committee and the Board authorized the issuance of 500,000 stock option awards to Mr. Mathers.

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

There were 6,375,000 stock options fully vested and outstanding as of August 31, 2018.

Nonqualified Deferred Compensation

The Company does not offer nonqualified deferred compensation to any of its named executive officers.

DIRECTOR COMPENSATION

The following table sets forth the compensation granted to our directors during the fiscal year ended August 31, 2018. Compensation to directors that are also named executive officers is detailed above and is not included on this table.

Name	Fees Paid or Earned in Cash ($)	Fee Paid or Earned in Stock ($)	Option Awards ($)	Total ($)
(a)	(b)	(c)	(d)	(h)
Anthony Marchese	$29,083	$0	$0	$0
Cecil Wall	$17,167	$0	$0	$0
Nicholas Pingitore	$12,833	$0	$0	$0
James Wolfe	$12,833	$0	$0	$0

Compensation of Directors

The Company does accrue compensation to its directors.  Each of our directors are reimbursed reasonable out of pocket expenses associated with attending our board meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information as of December 7, 2018, regarding the ownership of the Company’s common stock by: (i) each named officer, each director and all of the Company’s directors and executive officers as a group; and (ii) each person who is known by us to own more than 5% of the Company’s shares of common stock. The number of shares beneficially owned and the percentage of shares beneficially owned are based on 44,941,532 shares of common stock outstanding as of December 7, 2018.

Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. Shares subject to options that are exercisable within 60 days following December 7, 2018 are deemed to be outstanding and beneficially owned by the optionee for the purpose of computing share and percentage ownership of that optionee but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percent of Class Beneficially Owned
G.W. McDonald	5,066,750		11.3%
Daniel E. Gorski	6,406,800	(1)	13.9%
Anthony Marchese	1,781,500	(2)	3.9%
Cecil Wall	809,923	(3)	1.8%
Nicholas Pingitore	503,940	(4)	1.1%
James Wolfe	215,000	(5)	* %
Wm Chris Mathers	540,000	(6)	1.2%
All directors and executive officers as a group (7 persons)	14,783,913		30.9%
John C Tumazos	2,513,597	(7)	5.6%
SC Fundamental Value Fund LP	10,526,401	(8)	20.9%

* Less than 1%.

(1)	Represents 5,200,000 shares of common stock, (i) 60,000 shares of common stock acquirable upon exercise of a 10 year option at an exercise price of $0.45 per share, (ii) 250,000 shares of common stock acquirable upon exercise of a 10 year option at an exercise price of $0.22 per share, (iii) 363,640 shares of common stock acquirable upon exercise of 5 year warrants at an exercise price of $0.35 per share, and (iv) 533,160 shares of common stock acquirable upon exercise of 10 year warrants at an exercise price ranging from $0.15-.0.20.

(2)	Represents (i) the following securities registered in the name of Mr. Marchese (a) 435,000 shares of common stock, (b) a ten year option to purchase up to 100,000 shares of common stock at an exercise price of $0.45 per share (c) a ten year option to purchase up to 240,000 shares of common stock at an exercise price of $0.45; (d) a ten year option to purchase up to 250,000 shares of common stock at an exercise price of $0.22 and (ii) the following securities registered in the name of the Insiders Trend Fund, LP., an entity in which Mr. Marchese serves as general partner and chief investment officer: 312,500 shares of common stock and four ten year warrants to purchase up to 96,000 shares of common stock at an exercise price ranging from $0.17- 0.19.

(3)	Consists of (i) 599,923 shares of common stock, (ii) a ten year option to purchase up to 100,000 shares of common stock at an exercise price of $0.45; (iii) a ten year option to purchase up to 60,000 shares of common stock at an exercise price of $0.45; and (iv) a ten year option to purchase up to 50,000 shares of common stock at an exercise price of $0.22.

(4)	Consists of (i) 193,940 shares of common stock; (ii) a ten year option to purchase up to 100,000 shares of common stock at an exercise price of $0.45, (iii) a ten year option to purchase up to 160,000 shares of common stock at an exercise price of $0.45, and (iv) ) a ten year option to purchase up to 50,000 shares of common stock at an exercise price of $0.22.

(5)

Consists of 5,000 shares of common stock and (i) a ten year option to purchase up to 100,000 shares of common stock at an exercise price of $0.45, (ii) a ten year option to purchase up to 60,000 shares of common stock at an exercise price of $0.45; and (v) a ten year option to purchase up to 50,000 shares of common stock at an exercise price of $0.22.

(6)

Includes a ten-year option to purchase up to 500,000 shares of common stock at an exercise price of $0.19 and a ten year warrant to purchase up to 40,000 shares of common stock at an exercise price of $0.10.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, the Company believes that during fiscal year ended August 31, 2018 the filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

EQUITY COMPENSATION PLANS

In September 2008, the Board adopted our 2008 Stock Option Plan (the “2008 Plan”), which was also approved by our shareholders in September 2008. In May 2011, the board of directors adopted an amendment to our 2008 Plan (the “Amended 2008 Plan”), which was also approved by our shareholders in August 2011. The Amended 2008 Plan increased the number of shares available for grant from 2,000,000 to up to 5,000,000 shares of our common stock for awards to our officers, directors, employees and consultants. On February 15, 2012, our stockholders approved an increase of 2,000,000 of shares of common stock available for issuance under the amended 2008 Stock Option Plan (the “Plan”). As amended, the Plan provides for 7,000,000 shares of common stock for all awards. On February 24, 2016, the stockholders of the Company approved an amendment to the Company’s 2008 Stock Option Plan, pursuant to which the number of shares available under the plan was increase from 7,000,000 to 9,000,000 shares of common stock. Other provisions of the Amended 2008 Plan remain the same as under our 2008 Plan. As of August 31, 2018, a total of 3,280,000 shares of our common stock remained available for future grants under the Amended 2008 Plan.

The following table sets forth certain information as of August 31, 2018 concerning our common stock that may be issued upon the exercise of options or warrants or pursuant to purchases of stock under the Amended 2008 Plan:

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options	(b) Weighted- Average Exercise Price of Outstanding Options	(c) Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	5,720,000	$0.63	3,280,000
Non-plan equity compensation	655,000	0.31	—
Total	6,375,000	$0.47	3,280,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal year ended August 31, 2018 we had advances from certain Officers and Directors totaling $421,415.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

LBB & Associates Ltd., LLP was the Independent Registered Public Accounting Firm for the Company in the fiscal year ended August 31, 2018.

The Company’s financial statements have been audited by LBB & Associates Ltd., LLP, independent registered public accounting firm, for the years ended August 31, 2018 and 2017.

The following table sets forth information regarding the amount billed to us by our independent auditor, LBB & Associates Ltd., LLP for our two fiscal years ended August 31, 2018 and 2017, respectively:

	Years Ended August 31,
	2018	2017
Audit Fees	$40,500	$37,500

Audit Related Fees	$0.00	$0.00

Tax Fees	$0.00	$0.00

All Other Fees	$0.00	$0.00

Total	$40,500	$37,500

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Documents filed as part of this Annual Report on Form 10-K or incorporated by reference:

(1)	The financial statements are listed on the “Index to Financial Statements” in Item 8.

(2)	Financial Statement Schedules (omitted because the Company is a smaller reporting issuer).

The following exhibits are attached hereto or are incorporated by reference:

Exhibit No.	Description

2.1	Plan of Conversion, dated August 24, 2012, incorporated by reference to Exhibit 2.1 of our Form 8-K filed with the SEC on August 29, 2012.
3.1	Delaware Certificate of Conversion, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on August 29, 2012.
3.2	Delaware Certificate of Incorporation, incorporated by reference to Exhibit 3.2 of our Form 8-K filed with the SEC on August 29, 2012.
3.3	Delaware Bylaws, incorporated by reference to Exhibit 3.3 of our Form 8-K filed with the SEC on August 29, 2012.
4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
4.2	Form of Rights Certificate, incorporated by reference to Exhibit 4.2 of our Form S-1/A filed with the SEC on December 10, 2014.
4.3	Form of Warrant Indenture, incorporated by reference to Exhibit 4.3 of our Form S-1/A filed with the SEC on December 10, 2014.
4.4	Form of Class A Warrant, included as Schedule A in Exhibit 4.3.
4.5	Form of Class B Warrant, included as Schedule B in Exhibit 4.3.
4.6	Form of Promissory Note dated August 26, 2015.
4.7	Form of Warrant dated August 26, 2015.
10.1	Amended and Restated 2008 Stock Option Plan, incorporated by reference to Exhibit 10.1 of our Form 10-Q for the period ended May 31, 2011 filed with the SEC on July 15, 2011.
10.2	Lease, incorporated by reference to Exhibit 10.2 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.3	Form of Class A Warrant, incorporated by reference to Exhibit 10.3 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.4	Form of Class B Warrant, incorporated by reference to Exhibit 10.4 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.5	Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.5 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.6*	Director’s Agreement by and between the Company and Anthony Marchese, incorporated by reference to Exhibit 10.6 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.7	Form of Subscription Agreement for January 2011 Investment, incorporated by reference to Exhibit 10.7 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.8	Form of Warrant for January 2011 Investment, incorporated by reference to Exhibit 10.8 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.9	Form of Registration Rights Agreement for January 2011 Investment, incorporated by reference to Exhibit 10.9 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.10	Shareholders’ Agreement, incorporated by reference to Exhibit 10.10 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.11*	Director’s Agreement by and between the Company and General Gregory Martin, incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on February 23, 2011.
10.12*	Director’s Agreement by and between the Company and Graham A. Karklin incorporated by reference to Exhibit 10.12 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.

10.13	Investment Banking Agreement by and between the Company and Sunrise Securities Corp. incorporated by reference to Exhibit 10.13 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.
10.14	Finders Agreement by and between the Company and Aspenwood Capital incorporated by reference to Exhibit 10.14 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.
10.15	Institutional Public Relations Retainer Agreement by and between the Company and Sunrise Financial Group, Inc. incorporated by reference to Exhibit 10.15 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.
10.16*	Summary of Dan Gorski Employment Arrangement incorporated by reference to Exhibit 10.16 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.
10.17*	Summary of Wm. Chris Mathers Employment Arrangement incorporated by reference to Exhibit 10.17 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.
10.18*	Summary of Stanley Korzeb Employment Arrangement incorporated by reference to Exhibit 10.18 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.
10.19*	Employment Agreement by and between the Company and Marc LeVier, incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on May 9, 2011.
10.20*	Director’s Agreement by and between the Company and Jim Graham, incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the SEC on May 9, 2011.
10.21*	Option Agreement for Wm. Chris Mathers incorporated by reference to Exhibit 10.21 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.
10.22*	Form of Directors Option Agreement incorporated by reference to Exhibit 10.22 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.
10.23	Form of Registration Rights Agreement for May/June option exercises, incorporated by reference to Exhibit 10.12 of our Form 10-Q for the period ended May 31, 2011 filed with the SEC on July 15, 2011.
10.24	Denver Colorado Facilities Lease, incorporated by reference to Exhibit 10.13 of our Form 10-Q for the period ended May 31, 2011 filed with the SEC on July 15, 2011.
10.25*	Employment Agreement between the Company and Anthony Garcia dated August 11, 2011, incorporated by reference to Exhibit 10.25 of the Company’s Form 10-K filed with the SEC on November 15, 2012.
10.26*	Director Appointment Agreement dated February 2, 2012, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on February 6, 2012.
10.27	Separation Agreement and Release between the Company and Marc LeVier incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 24, 2012.
10.28	Severance, Waiver and Release Agreement between the Company and Anthony Garcia dated September 14, 2012, incorporated by reference to Exhibit 10.28 of the Company’s Form 10-K filed with the SEC on November 15, 2012.
10.29	Supplemental Agreement between the Company and Christopher Mathers dated September 26, 2012, incorporated by reference to Exhibit 10.29 of the Company’s Form 10-K filed with the SEC on November 15, 2012.
10.30	Consulting Agreement between the Company and Chemetals, Inc., dated January 22, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2013.
10.31	Lease Agreement between the Company and Southwest Range & Wildlife Foundation, Inc., dated March 6, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2013.

31.1(1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act.

31.2(1)	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act.

32.1(1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension — Schema

101.CAL(2)	XBRL Taxonomy Extension — Calculations

101.DEF(2)	XBRL Taxonomy Extension — Definitions

101.LAB(2)	XBRL Taxonomy Extension — Labels

101.PRE(2)	XBRL Taxonomy Extension — Presentations

Management contract or compensatory plan or arrangement.

(1)	Filed herewith.

(2)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at August 31, 2018 and 2017, (ii) Statements of Operations for the years ended August 31, 2018 and 2017, (iii) Statements of Cash Flows for the years ended August 31, 2018 and 2017, (iv) Statements of Shareholders’ Equity for the years ended August 31, 2018 and 2017, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS MINERAL RESOURCES CORP.

/s/ Daniel E Gorski
Daniel E Gorski, Chief Executive Officer

DATED: December 14, 2018

/s/ Wm Chris Mathers
Wm Chris Mathers, Chief Financial Officer

DATED: December 14, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Daniel E Gorski	Chief Executive Officer, Principal Executive Officer and Director	December 14, 2018
Daniel E Gorski

/s/ Wm Chris Mathers	Chief Financial Officer	December 14, 2018
Wm Chris Mathers

/s/ Anthony Marchese	Chairman of the Board	December 14, 2018
Anthony Marchese

/s/ Cecil C Wall	Director	December 14, 2018
Cecil C Wall

/s/ Nicholas Pingitore	Director	December 14, 2018
Nicholas Pingitore

/s/ James R Wolfe	Director	December 14, 2018
James R Wolfe

/s/ Jack Lifton	Director	December 14, 2018
Jack Lifton