Form 10-K/A
period 2018-08-31
Texas Mineral Resources Corp.
filed 2018-12-14
CIK 1445942

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

EXPLANATORY NOTE

The sole purpose of this Amendment 1 to the Company’s Annual Report on Form 10-K for the year ended August 31, 2018, originally filed with the Securities and Exchange Commission on December 14, 2018, is to furnish Exhibit 101 to the Form 10-K, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes of the Form 10-K. No other changes have been made to the Form 10-K.

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