Form 10-Q
period 2018-11-30
Texas Mineral Resources Corp.
filed 2019-01-14
CIK 1445942

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of issuer’s common stock outstanding at January 14, 2019: 45,411,532.

TEXAS MINERAL RESOURCES CORP.

BALANCE SHEETS

(Unaudited)

	November 30, 2018	August 31, 2018

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$124,227	$31,591
Prepaid expenses and other current assets	833	3,333
Total current assets	125,060	34,924

Property and equipment, net	—	—
Mineral properties	354,234	354,234
Deposits	4,000	4,000

TOTAL ASSETS	$483,294	$393,158

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,397,201	$1,357,013
Advances - related party	421,415	421,415
Current portion of note payable	260,387	260,387
Total current liabilities	2,079,003	2,038,815
Total liabilities	2,079,003	2,038,815

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of November 30, 2018 and August 31, 2018, respectively	—	—
Common stock, par value $0.01; 100,000,000 shares authorized, 45,441,532 and 44,941,532 shares issued and outstanding as of November 30, 2018 and August 31, 2018, respectively	454,416	449,416
Additional paid-in capital	33,775,196	33,275,248
Accumulated deficit	(35,825,321)	(35,370,321)
Total shareholders' equity	(1,595,709)	(1,645,657)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$483,294	$393,158

The accompanying notes are an integral part of these financial statements.

TEXAS MINERAL RESOURCES CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended November 30,
	2018	2017

OPERATING EXPENSES
Exploration costs	$6,750	$6,750
General and administrative expenses	442,675	91,185

Total operating expenses	449,425	97,935

LOSS FROM OPERATIONS	(449,425)	(97,935)

OTHER INCOME (EXPENSE)
Interest and other expense	(5,575)	(18,521)
Total other income (expense)	(5,575)	(18,521)

NET LOSS	$(455,000)	$(116,456)

Net loss per share:
Basic and diluted net loss per share	$(0.01)	$—

Weighted average shares outstanding:
Basic and diluted	45,183,290	44,941,533

The accompanying notes are an integral part of these financial statements.

TEXAS MINERAL RESOURCES CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended November 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(455,000)	$(116,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	—	1,629
Cashless compensation for related party advances	—	12,518
Stock based compensation	364,948	3,474
Changes in current assets and liabilities:
Prepaid expenses and other assets	2,500	5,000
Accounts payable and accrued expenses	40,188	80,299
Net cash used in operating activities	(47,364)	(13,536)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	—	—
Investment in mineral properties	—	—
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	—	16,750
Cash from sale of common stock	140,000	—
	140,000	16,750
NET CHANGE IN CASH AND CASH EQUIVALENTS	92,636	3,214
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,591	1,080
CASH AND CASH EQUIVALENTS, END OF PERIOD	$124,227	$4,294

SUPPLEMENTAL INFORMATION
Interest paid	$—	$—
Taxes paid	$—	$—

 The accompanying notes are an integral part of these financial statements.

Texas Mineral Resources Corp.

Notes to Interim Financial Statements

November 30, 2018

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Texas Mineral Resources Corp. (“we”, “us”, “our”, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our annual report on Form 10-K/A, for the year ended August 31, 2018, dated December 14, 2018 as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended August 31, 2018 as reported in our annual report on Form 10-K, have been omitted.

The financial statements have been prepared on a going concern basis which assumes the Company will not be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of approximately $35,825,000 as of November 30, 2018 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and or private placement of common stock.

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

March 2013 Lease

On March 6, 2013, we purchased the surface lease at the Round Top Project, known as the West Lease, from the Southwest Wildlife and Range Foundation, since renamed the Rio Grande Foundation for $500,000 cash and 1,063,830 shares of our common stock. We also agreed to support the Foundation through an annual payment of $45,000 for ten years to support conservation efforts within the Rio Grande Basin and in particular engaging in stewardship of Lake Amistad, a large and well-known fishing lake near Del Rio, Texas. The West Lease comprises approximately 54,990 acres. Most importantly, the purchase of the surface lease gave us unrestricted surface access for the potential development and mining of our Round Top Project. For the three months ended November 30, 2018, $45,000 payments due in June 2016, 2017 and 2018 had not been paid; consequently, we expensed the value of the West Lease during fiscal 2017. We fully intend to continue with the evaluation of the mineral potential of the property, to ultimately mine the property, and to bring the lease current when funds are available.

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

NOTE 3 – NOTES PAYABLE

In relation to the foundation lease discussed in Note 2 the Company recorded a note payable. The note payable balance as of November 30, 2018 is $260,387. The Company has also accrued interest expense as of November 30, 2018 of $52,500, which is included in accrued liabilities. The total balance owed is $ 312,887. As of the date of this filing, we have not paid the June 2018, 2017 or 2016 installments of our surface lease, in the amount of $45,000 each. As a result the full amount of the note payable has been classified as currently due.

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

On October 17, 2018, we issued 500,000 common shares valued at $105,000 to the director of the Rio Grande Foundation as consideration for not placing us in default .

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

On October 17, 2018, we issued 500,000 common shares valued at $105,000 to the director of the Rio Grande Foundation as consideration for not placing us in default on the note payable to the Foundation as described in Note 3 of these financial statements .

During the three months ended November 30, 2018, we recognized $3,311 in stock compensation expense for 30,000 stock options issued to outside consultants for services.

On October 25, 2018, the Board of Directors Compensation Committee granted a total of 1,300,000 cashless options to members of the Board of Directors. The options are exercisable at $0.20 per share for a period of ten years. All options vest immediately. With respect to these options, the Black-Scholes pricing model was used to estimate the fair value of the 1,300,000 options issued during the period to the Board members, using the assumptions of a risk free interest rate of 2.88%, dividend yield of 0%, volatility of 695.77%, and an expected life of 10 years. These options were expensed immediately in the amount of $256,637.

On August 28, 2018 TMRC executed a Joint Venture agreement with Morzev PTY LTD (“Morzev”), doing business as USA Rare Earth, to develop the Round Top Deposit. Terms of the agreement call for USA Rare Earth to expend up to $10 million to produce a bankable feasibility study. The funds will be allocated in two tranches, the first of $2.5 Million to optimize and finalize the metallurgical processing and the remaining $7.5 million to complete the engineering, design, geotechnical work, and permitting necessary for a bankable feasibility study. USA Rare Earth will earn 70% of the property upon production of the feasibility study and has the option of purchasing another 10% for $3 million at the completion of the feasibility study. On November 13, 2018, Morzev funded an initial amount of $140,000 for 646,054 common shares to TMRC as consideration for the agreement. The shares have not been issued as of November 30, 2018.

We had 45,441,532 shares of our common stock outstanding as of November 30, 2018.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has received advances from certain Directors and Officers. The advances totaled $421,415 as of November 30, 2018.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”). Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q, include, but are not limited to:

●	the progress, potential and uncertainties of our 2018-2019 rare-earth exploration plans at our Round Top project in Hudspeth County, Texas (the “Round Top Project”);
●	timing for a completed feasibility study for our Round Top Project;
●	the success of getting the necessary permits for future drill programs and future project development;
●	expectations regarding our ability to raise capital and to continue our exploration plans on our properties;
●	plans regarding anticipated expenditures at the Round Top Project; and
●	plans outlined under the section heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Plan of Operation”.

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2018, filed with the SEC on December 14, 2018. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all the forward-looking statements contained in this Quarterly Report by the foregoing cautionary statements.

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

Exploration Potential of the Round Top Property

Although we have no plans in the next 24 months to conduct more physical exploration, we do believe that there are untested exploration targets present. They are:

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

Recent Corporate Developments

On August 28, 2018 TMRC executed a Joint Venture agreement with Morzev PTY LTD (“Morzev”), doing business as USA Rare Earth, to develop the Round Top Deposit. Terms of the agreement call for USA Rare Earth to expend up to $10 million to produce a bankable feasibility study. The funds will be allocated in two tranches, the first of $2.5 Million to optimize and finalize the metallurgical processing and the remaining $7.5 million to complete the engineering, design, geotechnical work, and permitting necessary for a bankable feasibility study. USA Rare Earth will earn 70% of the property upon production of the feasibility study and has the option of purchasing another 10% for $3 million at the completion of the feasibility study. On November 13, 2018, Morzev funded an initial amount of $140,000 for 646,054 common shares to TMRC as consideration for the agreement. The shares have not been issued as of November 30, 2018.

Liquidity and Capital Resources

As of November 30, 2018, we had a working capital deficit of approximately $1,954,000. We currently have no working capital and will need to raise additional funding to implement our business strategy.

As of August 31, 2018, we had a working capital deficit of approximately $2,004,000. We currently have no working capital and will need to raise additional funding to implement our business strategy.

During the fiscal year ending August 31, 2018, we completed Stage 1of our metallurgical activities as discussed in the section heading “ITEM 2. PROPERTIES” of the Annual Report filed with the SEC on December 14, 2018. Our budget for this stage of activity was approximately $134,502. To date we have expended approximately that amount on Stage 1 which is now complete. Estimated cost of Stage 2 is $2,015,454, $336,454 of which has been spent; this phase, called milestone 1, of Stage 2 has been modified and augmented by the Defense Logistical Agency. There is no guarantee that we will be able to raise the working capital necessary for balance of Stage 2 activities. After completion of Stage 1, we will use any remaining available capital to begin work on Stage 2 of our metallurgical activities.

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

Results of Operations

Three months ended November 30, 2018 and November 30, 2017

General & Revenue

We had no operating revenues during the three months ended November 30, 2018 and November 30, 2017. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $35.8 million as of November 30, 2018.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the three months ended November 30, 2018 and November 30, 2017, in the amount of approximately $6,750 and $6,750, respectively.

Our general and administrative expenses for the three months ended November 30, 2018 and November 30, 2017, respectively, were approximately $443,000 and $91,000. For the three months ended November 30, 2018, this amount included approximately $365,000 in stock-based compensation to Directors and an outside consultant. The remaining expenditures totaling approximately $78,000 were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

Our general and administrative expenses for the three months ended November 30, 2017 included approximately $3,400 in stock-based compensation to an outside consultant. The remaining expenditures totaling approximately $87,700 were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

For the three months ended November 30, 2018 and November 30, 2017 we recorded interest expense of approximately $5,600 and $18,500, respectively. For the three months ended November 30, 2017, this amount included approximately $12,500 in interest expense related to warrants issued with advances from certain officers and directors.

We had losses from operations for the three months ended November 30, 2018 and November 30, 2017 totaling approximately $449,000 and $98,000, respectively.

We had net losses for the three months ended November 30, 2018 and November 30, 2017 totaling approximately $455,000 and $116,000, respectively.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended August 31, 2018 as filed with the SEC on December 14, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as set forth below, all unregistered sales of equity securities during the period covered by this Quarterly Report were previously disclosed in our current reports on Form 8-K or quarterly reports on Form 10-Q.

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (C)
October 2018	Common Stock Purchase Options	1,300,000(A)	Directors	$Nil	Services	Sec. 4(a)(2)
October 2018	Common Stock	500,000(B)	Note holder	$NIL	Services	Sec. 4(a)(2)
November 2018	Common Stock Purchase Options	30,000(C)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)

(A)

Common Stock Purchase Options were issued to members of our Board of Directors pursuant to the Compensation Committee approval. Each option is exercisable for a 10 year term at an exercise price of $0.20. These options were issued as a part of our 2008 Stock Incentive Plan.

(B)	Common Stock was issued to a member of the Foundation as consideration for nonpayment by us of note installments (See Note 2 to the financial statements). The total value of these shares at date of issuance was $90,000.

(C)

Common Stock Purchase Options were issued pursuant to a consulting agreement. Options vested immediately. Each option is exercisable for a 10 year term at an exercise price of $0.30. The options were issued outside of the Company’s 2008 Stock Incentive Plan.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended November 30, 2018, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

2.1	Plan of Conversion, dated August 24, 2012, incorporated by reference to Exhibit 2.1 of our Form 8-K filed with the SEC on August 29, 2012.
3.1	Delaware Certificate of Conversion, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on August 29, 2012.
3.2	Delaware Certificate of Incorporation, incorporated by reference to Exhibit 3.2 of our Form 8-K filed with the SEC on August 29, 2012.
3.3	Delaware Bylaws, incorporated by reference to Exhibit 3.3 of our Form 8-K filed with the SEC on August 29, 2012.
3.4	Certificate of Amendment to the Company’s Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on March 18, 2016.
4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
4.2	Form of Rights Certificate, incorporated by reference to Exhibit 4.2 of our Form S-1/A filed with the SEC on December 10, 2014.
4.3	Form of Warrant Indenture, incorporated by reference to Exhibit 4.3 of our Form S-1/A filed with the SEC on December 10, 2014.
4.4	Form of Class A Warrant, included as Schedule A in Exhibit 4.3.
4.5	Form of Class B Warrant, included as Schedule B in Exhibit 4.3.
4.6	Form of Private Placement Warrant, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K as filed with the Commission on December 11, 2015.
31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1(1)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension — Schema
101.CAL(1)	XBRL Taxonomy Extension — Calculations
101.DEF(1)	XBRL Taxonomy Extension — Definitions
101.LAB(1)	XBRL Taxonomy Extension — Labels
101.PRE(1)	XBRL Taxonomy Extension — Presentations

(1)    Submitted Electronically Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS MINERAL RESOURCES CORP.

Date: January 14, 2019

/s/ Daniel E. Gorski
Daniel E. Gorski, duly authorized officer
Chief Executive Officer and Principal
Executive Officer

Date: January 14, 2019

/s/ Wm Chris Mathers
Wm Chris Mathers, Chief Financial Officer and
Principal Financial and Accounting Officer

