Form 10-Q
period 2019-02-28
Texas Mineral Resources Corp.
filed 2019-04-15
CIK 1445942

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019
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

Number of shares of issuer’s common stock outstanding at February 28, 2019: 46,686,252.

TEXAS MINERAL RESOURCES CORP
BALANCE SHEETS
(Unaudited)

	February 28, 2019	August 31, 2018
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$62,116	$31,591
Prepaid expenses and other current assets	10,000	3,333
Total current assets	72,116	34,924

Mineral properties, net	354,234	354,234
Deposits	4,000	4,000

TOTAL ASSETS	$430,350	$393,158

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,447,241	$1,357,013
Advances due to - related party	416,915	421,415
Current portion of note payable	260,387	260,387
Total current liabilities	2,124,543	2,038,815
Total liabilities	2,124,543	2,038,815

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of February 28, 2019 and
August 31, 2018, respectively	—	—
Common stock, par value $0.01; 100,000,000 shares authorized,
46,686,252 and 44,941,532 shares issued and outstanding as of
February 28, 2019 and August 31, 2018, respectively	466,863	449,416
Additional paid-in capital	33,761,041	33,275,248
Accumulated deficit	(35,922,097)	(35,370,321)
Total shareholders' deficiency	(1,694,193)	(1,645,657)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$430,350	$393,158

The accompanying notes are an integral part of these financial statements.

TEXAS MINERAL RESOURCES CORP
STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended February 28,		Three Months Ended February 28,
	2019	2018	2019	2018
ORDINARY INCOME
Services & fee income	$—	$—	$—	$—

Total ordinary income	—	—	—	—

OPERATING EXPENSES
Exploration costs	30,109	12,250	23,359	5,500
Impairment of mineral properties
General and administrative expenses	510,877	164,237	68,202	73,053

Total operating expenses	540,986	176,487	91,561	78,553

LOSS FROM OPERATIONS	(540,986)	(176,487)	(91,561)	(78,553)

OTHER INCOME (EXPENSE)
Interest and other expense	(10,790)	(47,075)	(5,215)	(28,554)
Total other income (expense)	(10,790)	(47,075)	(5,215)	(28,554)

NET LOSS	$(551,776)	$(223,562)	$(96,776)	$(107,107)

Net loss per share:
Basic and diluted net loss per share	$(0.01)	$—	$—	$—

Weighted average shares outstanding:
Basic and diluted	45,585,727	44,941,533	45,992,635	44,941,533

The accompanying notes are an integral part of these financial statements.

TEXAS MINERAL RESOURCES CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended February 28,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(551,776)	$(223,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Discount on notes payable
Depreciation expense	—	2,997
Cashless compensation for related party advances	—	37,038
Stock based compensation	371,640	12,051
Changes in current assets and liabilities:
Prepaid expenses and other assets	(6,667)	(1,667)
Accounts payable and accrued expenses	90,228	128,389
Net cash used in operating activities	(96,575)	(44,754)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	—	51,250
Cash from sale of common stock	140,000	—
Payment for cost of capital	(8,400)
Payment on Advances due to - related party	(4,500)	—
	127,100	51,250
NET CHANGE IN CASH AND CASH EQUIVALENTS	30,525	6,496
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,591	1,080
CASH AND CASH EQUIVALENTS, END OF PERIOD	$62,116	$7,576

SUPPLEMENTAL INFORMATION
Interest paid	$—	$—
Taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

Texas Mineral Resources Corp.

Notes to Interim Financial Statements

February 28, 2019

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

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of approximately $35,922,000 as of February 28, 2019 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and or private placement of common stock.

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

In August 2018, we paid a delay rental to the State of Texas in the amount of $67,077. The Companies next payment is due on or before September 2, 2020

November 2011 Lease

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

In October 2018, we paid a delay rental to the State of Texas of $6,750. The Companies next payment is due on or before November 1, 2020.

March 2013 Lease

On March 6, 2013, we purchased the surface lease at the Round Top Project, known as the West Lease, from the Southwest Wildlife and Range Foundation, since renamed the Rio Grande Foundation for $500,000 cash and 1,063,830 shares of our common stock. We also agreed to support the Foundation through an annual payment of $45,000 for ten years to support conservation efforts within the Rio Grande Basin and in particular engaging in stewardship of Lake Amistad, a large and well-known fishing lake near Del Rio, Texas. The West Lease comprises approximately 54,990 acres. Most importantly, the purchase of the surface lease gave us unrestricted surface access for the potential development and mining of our Round Top Project

October 2014 Surface Option and Water Lease

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

NOTE 3 – NOTES PAYABLE

On January 17, 2019 TMRC executed a Settlement Agreement with the Rio Grande Foundation regarding payment of accounts due. In consideration of a payment of $10,000, the balance of $125,000 plus the 2019 payment due June 1, 2019 and the 2020 payment of $45,000, aggregating $215,000, will be paid in 16 monthly payments of $13,437.50 beginning March 1 2019.

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

On October 17, 2018, we issued 500,000 common shares valued at $105,000 to the director of the Rio Grande Foundation as consideration for not placing us in default on the note payable to the Foundation as described in Note 3 of these financial statements.

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

On August 28, 2018 TMRC executed a Joint Venture agreement with Morzev PTY LTD (“Morzev”), doing business as USA Rare Earth, to develop the Round Top Deposit. Terms of the agreement call for USA Rare Earth to expend up to $10 million to produce a bankable feasibility study. The funds will be allocated in two tranches, the first of $2.5 Million to optimize and finalize the metallurgical processing and the remaining $7.5 million to complete the engineering, design, geotechnical work, and permitting necessary for a bankable feasibility study. USA Rare Earth will earn 70% of the property upon production of the feasibility study and has the option of purchasing another 10% for $3 million at the completion of the feasibility study. In the event Morzev, exercises its Option to acquire an additional 10% of the Round Top project from the Company for $3,000,000, Cove Capital will receive 6% cash of the gross proceeds and 6% in warrants. On November 13, 2018, Morzev funded an initial amount of $140,000 for 646,054 common shares to TMRC as consideration for the agreement. The Company recorded $8,400 as a cost of capital and issued 598,666 common shares and warrants valued at $8,400 to a broker.

In the event Morzev exercises its Option to acquire an additional 10% of the Round Top Project, the Company will pay its broker $180,000 and warrants for $180,000.

We had 46,686,252 shares of our common stock outstanding as of February 28, 2019.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has received advances from certain Directors and Officers. The advances totaled $416,915 as of February 28, 2019.

NOTE 6 – SUBSEQUENT EVENTS

On January 17, 2019 TMRC executed a Settlement Agreement with the Rio Grande Foundation regarding payment of accounts due. In consideration of a payment of $10,000, the balance of $125,000 plus the 2019 payment due 1 June 2019 and the 2020 payment of $45,000, aggregating $215,000, will be paid in 16 monthly payments of $13,437.50 beginning March 1, 2019.

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

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

●	risks associated with our history of losses and need for additional financing;
●	risks associated with our limited operating history;
●	risks associated with our properties all being in the exploration stage;
●	risks associated with our lack of history in producing metals from our properties;
●	risks associated with our need for additional financing to develop a producing mine, if warranted;
●	risks associated with our exploration activities not being commercially successful;
●	risks associated with increased costs affecting our financial condition;
●	risks associated with a shortage of equipment and supplies adversely affecting our ability to operate;

●	risks associated with mining and mineral exploration being inherently dangerous;
●	risks associated with mineralization estimates;
●	risks associated with changes in mineralization estimates affecting the economic viability of our properties;
●	risks associated with uninsured risks;
●	risks associated with mineral operations being subject to market forces beyond our control;
●	risks associated with fluctuations in commodity prices;
●	risks associated with permitting, licenses and approval processes;
●	risks associated with the governmental and environmental regulations;
●	risks associated with future legislation regarding the mining industry and climate change;
●	risks associated with potential environmental lawsuits;
●	risks associated with our land reclamation requirements;
●	risks associated with rare earth and beryllium mining presenting potential health risks;
●	risks related to title in our properties
●	risks related to competition in the mining and rare earth elements industries;
●	risks related to economic conditions;
●	risks related to our ability to manage growth;
●	risks related to the potential difficulty of attracting and retaining qualified personnel;
●	risks related to our dependence on key personnel;
●	risks related to our United States Securities and Exchange Commission (the “SEC”) filing history; and
●	risks related to our securities.
●	risks of being unable to successfully negotiate the Round Top and Hudspeth County leases.

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

Operation and support of the DoE Grant.

Phase 1 of the DoE Grand have been successfully concluded. Application for Phase 2 has been submitted by the Grantees.

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

Recent Corporate Developments

On August 28, 2018 TMRC executed a Joint Venture agreement with Morzev PTY LTD (“Morzev”), doing business as USA Rare Earth, to develop the Round Top Deposit. Terms of the agreement call for USA Rare Earth to expend up to $10 million to produce a bankable feasibility study. The funds will be allocated in two tranches, the first of $2.5 Million to optimize and finalize the metallurgical processing and the remaining $7.5 million to complete the engineering, design, geotechnical work, and permitting necessary for a bankable feasibility study. USA Rare Earth will earn 70% of the property upon production of the feasibility study and has the option of purchasing another 10% for $3 million at the completion of the feasibility study. On November 13, 2018, Morzev funded an initial amount of $140,000 for 646,054 common shares to TMRC as consideration for the agreement. The 646,054 shares of common stock were issued on January 23, 2019.

Liquidity and Capital Resources

As of February 28, 2019, we had a working capital deficit of approximately $2,050,000. We currently have negative working capital and will need to raise additional funding to implement our business strategy.

During the fiscal year ending August 31, 2018, we completed Stage 1 of our metallurgical activities as discussed in the section heading “ITEM 2. PROPERTIES” of the Annual Report filed with the SEC on December 14, 2018. Our budget for this stage of activity was approximately $134,502. To date we have expended approximately that amount on Stage 1 which is now complete. Estimated cost of Stage 2 is $2,015,454, $336,454 of which has been spent; this phase, called milestone 1, of Stage 2 has been modified and augmented by the Defense Logistical Agency. There is no guarantee that we will be able to raise the working capital necessary for balance of Stage 2 activities. After completion of Stage 1, we will use any remaining available capital to begin work on Stage 2 of our metallurgical activities.

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

Results of Operations

Six months ended February 28, 2019 and February 28, 2018

General & Revenue

We had no operating revenues during the six months ended February 28, 2019 and February 28, 2018. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $35.9 million as of February 28, 2019.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the six months ended February 28, 2019 and February 28, 2018, in the amount of approximately $30,100 and $12,250, respectively. Expenditures for the six months ended February 28, 2019 and February 28, 2018 were primarily for lease payments to the GLO and property taxes for our Round Top project.

Our general and administrative expenses for the six months ended February 28, 2019 and February 28, 2018, respectively, were approximately $511,000 and $164,000, respectively. For the six months ended February 28, 2019, this amount included approximately $371,000 in stock-based compensation to directors and a consultants. The remaining expenditures totaling approximately $139,000, were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

We had losses from operations for the six months ended February 28, 2019 and February 28, 2018 totaling approximately $540,000 and $176,000, respectively, and net losses for the six months ended February 28, 2019 and February 28, 2018 totaling approximately $552,000 and $223,500, respectively. For the six months ended February 28, 2019 we recorded approximately $11,000 for finance charges. For the six months ended February 28, 2018, the Company has recorded approximately $47,000 for interest on various notes and finance charges.

Three months ended February 28, 2019 and February 28, 2018

General & Revenue

We had no operating revenues during the three months ended February 28, 2019 and February 28, 2018. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $35.9 million as of February 28, 2019.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the three months ended February 28, 2019 and February 28, 2018, in the amount of approximately $23,000 and $6,000, respectively, primarily for lease payments to the GLO and property taxes for our Round Top project.

Our general and administrative expenses for the three months ended February 28, 2019 and February 28, 2018, respectively, were approximately $68,000 and $73,000. For the three months ended February 28, 2019, this amount included approximately $7,000 in stock-based compensation to an outside consultant. The remaining expenditures totaling approximately $84,000 for the three months ended February 28, 2019 and $73,000 expenditures for the three months ended February 28, 2018 were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

For the three months ended February 28, 2019 and February 28, 2018 we recorded interest expense of approximately $5,200 and $28,500, respectively, for interest on various notes and finance charges.

We had losses from operations for the three months ended February 28, 2019 and February 28, 2018 totaling approximately $91,500 and $78,500, respectively.

We had net losses for the three months ended February 28, 2019 and February 28, 2018 totaling approximately $97,000 and $107,000, respectively.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital resources.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are fairly presented in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Management believes that the following critical accounting estimates and judgments have a significant impact on our financial statements: Valuation of options granted to Directors, Officers and consultants using the Black-Scholes model.

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

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (B)
December 2018	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
January 2019	Common Stock Purchase Options	10,000(A)	Consultant	$NIL	Advisory Services	Sec. 4(a)(2)
February 2019	Common Stock Purchase Options	10,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended February 28, 2019, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

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

Date: April 15, 2019

/s/ Daniel E. Gorski
Daniel E. Gorski, duly authorized officer
Chief Executive Officer and Principal
Executive Officer

Date: April 15, 2019

/s/ Wm Chris Mathers
Wm Chris Mathers, Chief Financial Officer and
Principal Financial and Accounting Officer

