Form 10-Q
period 2019-05-31
Texas Mineral Resources Corp.
filed 2019-07-15
CIK 1445942

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019
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

Number of shares of issuer’s common stock outstanding at July 10, 2019: 46,686,252.

Item 1. Financial Statements (Unaudited)

TEXAS MINERAL RESOURCES CORP
BALANCE SHEETS
(Unaudited)

	May 31, 2019	August 31, 2018
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$18,987	$31,591
Prepaid expenses and other current assets	6,000	3,333
Total current assets	24,987	34,924

Mineral properties, net	354,234	354,234
Deposits	4,000	4,000

TOTAL ASSETS	$383,221	$393,158

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,500,874	$1,357,013
Advances due to - related party	415,415	421,415
Current portion of note payable	260,387	260,387
Total current liabilities	2,176,676	2,038,815
Total liabilities	2,176,676	2,038,815

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of May 31, 2019 and August 31, 2018, respectively	—	—
Common stock, par value $0.01; 100,000,000 shares authorized, 46,686,252 and 44,941,532 shares issued and outstanding as of May 31, 2019 and August 31, 2018, respectively	466,863	449,416
Additional paid-in capital	33,769,611	33,275,248
Accumulated deficit	(36,029,929)	(35,370,321)
Total shareholders' equity	(1,793,455)	(1,645,657)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$383,221	$393,158

The accompanying notes are an integral part of these financial statements.

TEXAS MINERAL RESOURCES CORP
STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended May 31,		Three Months Ended May 31,
	2019	2018	2019	2018
ORDINARY INCOME
Services & fee income	$—	$—	$—	$—

Total ordinary income	—	—	—	—

OPERATING EXPENSES
Exploration costs	48,437	13,042	18,328	792
General and administrative expenses	595,476	226,193	84,599	61,955

Total operating expenses	643,913	239,235	102,927	62,747

LOSS FROM OPERATIONS	(643,913)	(239,235)	(102,927)	(62,747)

OTHER INCOME (EXPENSE)
Interest and other expense	(15,695)	(69,336)	(4,905)	(22,261)
Total other income (expense)	(15,695)	(69,336)	(4,905)	(22,261)

NET LOSS	$(659,608)	$(308,571)	$(107,832)	$(85,008)

Net loss per share:
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	45,956,600	44,941,533	46,686,252	44,941,533

 The accompanying notes are an integral part of these financial statements.

TEXAS MINERAL RESOURCES CORP
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended May 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(659,608)	$(308,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	—	4,498
Cashless compensation for related party advances	—	53,474
Stock based compensation	380,210	12,051
Changes in current assets and liabilities:
Prepaid expenses and other assets	(2,667)	834
Accounts payable and accrued expenses	143,861	166,340
Net cash used in operating activities	(138,204)	(71,374)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	—	75,250
Cash from sale of common stock	140,000	—
Payment for cost of capital	(8,400)	—
Payment on Advances due to - related party	(6,000)	—
	125,600	75,250
NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,604)	3,876
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,591	1,080
CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,987	$4,956

SUPPLEMENTAL INFORMATION
Interest paid	$—	$—
Taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Warrants issued for services in connection with the sale of common stock.	$8,400	$—

 The accompanying notes are an integral part of these financial statements.

Texas Mineral Resources Corp.

Notes to Interim Financial Statements

May 31, 2019

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

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of approximately $36,030,000 as of May 31, 2019 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and or private placement of common stock.

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

In August 2018, we paid a delay rental to the State of Texas in the amount of $67,077. The Companies next payment is due on or before September 2, 2019.

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

In October 2018, we paid a delay rental to the State of Texas of $6,750. The Companies next payment is due on or before November 1, 2019.

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

The ground water lease secures our right to develop the ground water within a 13,120 acre lease area located approximately 4 miles from the Round Top deposit. The lease area contains five existing water wells. It is anticipated that all potential water needs for the Round Top project mine operations would be satisfied by the existing wells covered by this water lease. This lease has an annual minimum production payment of $5,000 prior to production of water for the operation. After initiation of production we will pay $0.95 per thousand gallons or $20,000 annually, whichever is greater. This lease remains effective as long as the mineral lease is in effect. The minimum production payment for the fiscal years ending August 31, 2018 and 2017 have been made as of the date of this filing.

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

NOTE 3 – NOTES PAYABLE

On January 17, 2019 TMRC executed a Settlement Agreement with the Rio Grande Foundation regarding payment of accounts due. In consideration of a payment of $10,000, the balance of $125,000 plus the 2019 payment due June 1, 2019 and the 2020 payment of $45,000, aggregating $215,000, are being paid in 16 monthly payments of $13,437.50 beginning March 1 2019. As of May 31, 2019, the Company has not made the consideration payment of $10,000 to allow the Company to begin payments of $13,437.50 on June 1, 2019. The loan is outstanding as of the date of this filing.

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

On August 28, 2018 TMRC executed a Joint Venture agreement with Morzev PTY LTD (“Morzev”), doing business as USA Rare Earth, to develop the Round Top Deposit. Terms of the agreement call for USA Rare Earth to expend up to $10 million to produce a bankable feasibility study. The funds will be allocated in two tranches, the first of $2.5 Million to optimize and finalize the metallurgical processing and the remaining $7.5 million to complete the engineering, design, geotechnical work, and permitting necessary for a bankable feasibility study. USA Rare Earth will earn 70% of the property upon production of the feasibility study and has the option of purchasing another 10% for $3 million at the completion of the feasibility study. In the event Morzev, exercises its Option to acquire an additional 10% of the Round Top project from the Company for $3,000,000, Cove Capital will receive 6% cash of the gross proceeds and 6% in warrants. On November 13, 2018, Morzev funded an initial amount of $140,000 for 646,054 common shares to TMRC as consideration for the agreement and paid $8,400 to the broker.

In the event Morzev exercises its Option to acquire an additional 10% of the Round Top Project, the Company will pay its broker $180,000 and warrants for $180,000.

During the nine months ended May 31, 2019, we recognized approximately $18,573 in stock compensation expense for 90,000 stock options issued to outside consultants for services.

We had 46,686,252 shares of our common stock outstanding as of May 31, 2019.

At May 31, 2019, the total issued and outstanding number of options and warrants are 7,735,000 and 16,826,210.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has received advances from certain Directors and Officers. The advances totaled $415,415 as of May 31, 2019.

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

Operation and support of the DoE Grant.

Phase 1 of the DoE Grand have been successfully concluded. Subsequent to the completion of Phase 1, the grant with the DoE was not renewed.

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

Liquidity and Capital Resources

As of May 31, 2019, we had a working capital deficit of approximately $2,152,000. We currently have negative working capital and will need to raise additional funding to implement our business strategy.

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

Results of Operations

Nine months ended May 31, 2019 and May 31, 2018

General & Revenue

We had no operating revenues during the nine months ended May 31, 2019 and May 31, 2018. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $36.0 million as of May 31, 2019.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the nine months ended May 31, 2019 and May 31, 2018, in the amount of approximately $48,000 and $13,000, respectively. Expenditures for the nine months ended May 31, 2019 and May 31, 2018 were primarily for lease payments to the GLO and property taxes for our Round Top project.

Our general and administrative expenses for the nine months ended May 31, 2019 and May 31, 2018, respectively, were approximately $595,000 and $226,000, respectively. For the nine months ended May 31, 2019, this amount included approximately $380,000 in stock-based compensation to directors and a consultant. The remaining expenditures totaling approximately $215,000, were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

We had losses from operations for the nine months ended May 31, 2019 and May 31, 2018 totaling approximately $644,000 and $239,000, respectively, and net losses for the nine months ended May 31, 2019 and May 31, 2018 totaling approximately $660,000 and $309,000, respectively. For the nine months ended May 31, 2019 we recorded approximately $16,000 for finance charges. For the nine months ended May 31, 2018, the Company has recorded approximately $69,000 for interest on various notes and finance charges.

Three months ended May 31, 2019 and May 31, 2018

General & Revenue

We had no operating revenues during the three months ended May 31, 2019 and May 31, 2018. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $36 million as of May 31, 2019.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the three months ended May 31, 2019 and May 31, 2018, in the amount of approximately $18,000 and $1,000, respectively, primarily for the amortization of lease payments to the GLO and property taxes for our Round Top project.

Our general and administrative expenses for the three months ended May 31, 2019 and May 31, 2018, respectively, were approximately $85,000 and $62,000. For the three months ended May 31, 2019, this amount included approximately $8,600 in stock-based compensation to an outside consultant. The remaining expenditures totaling approximately $76,000 for the three months ended May 31, 2019 and $61,000 of expenditures for the three months ended May 31, 2018 were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

For the three months ended May 31, 2019 and May 31, 2018 we recorded interest expense of approximately $5,000 and $22,000, respectively, for interest on various notes and finance charges.

We had losses from operations for the three months ended May 31, 2019 and May 31, 2018 totaling approximately $103,000 and $63,000, respectively.

We had net losses for the three months ended May 31, 2019 and May 31, 2018 totaling approximately $108,000 and $85,000, respectively.

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

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (B)
March 2019	Common Stock Purchase Options	10,000(A)	Consultant	(1)	Advisory Services	Sec. 4(a)(2)
April 2019	Common Stock Purchase Options	10,000(A)	Consultant	(2)	Advisory Services	Sec. 4(a)(2)
May 2019	Common Stock Purchase Options	10,000(A)	Consultant	(3)	Advisory Services	Sec. 4(a)(2)

(A)

Common Stock Purchase Options were issued pursuant to a consulting agreement. Options vested immediately. Each option is exercisable for a 5-year term at an exercise price of $0.30. The options were issued outside of the Company’s 2008 Stock Incentive Plan.

(B)	With respect to sales designated by “Sec. 4(a)(2),” these shares were issued pursuant to the exemption from registration contained in to Section 4(a)(2) of the Securities Act as privately negotiated, isolated, non-recurring transactions not involving any public offer or solicitation. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

(1)	The Company granted this individual 10,000, 5-year common stock options at an exercise price of $0.03 per share. The Black-Scholes pricing model was used to estimate the fair value of the 10,000 options issued during the period, using the assumptions of a risk free interest rate of 2.5%, dividend yield of 0%, volatility of 216%, and an expected life of five years. The options have a fair value of approximately $1,964 and have not been exercised.

(2)	The Company granted this individual 10,000, 5-year common stock options at an exercise price of $0.03 per share. The Black-Scholes pricing model was used to estimate the fair value of the 10,000 options issued during the period, using the assumptions of a risk free interest rate of 2.5%, dividend yield of 0%, volatility of 215%, and an expected life of five years. The options have a fair value of approximately $2,161 and have not been exercised.

(3)	The Company granted this individual 10,000, 5-year common stock options at an exercise price of $0.03 per share. The Black-Scholes pricing model was used to estimate the fair value of the 10,000 options issued during the period, using the assumptions of a risk free interest rate of 2.5%, dividend yield of 0%, volatility of 215%, and an expected life of five years. The options have a fair value of approximately $4,445 and have not been exercised

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

Date: July 15, 2019

/s/ Daniel E. Gorski
Daniel E. Gorski, duly authorized officer
Chief Executive Officer and Principal
Executive Officer

Date: July 15, 2019

/s/ Wm Chris Mathers
Wm Chris Mathers, Chief Financial Officer and
Principal Financial and Accounting Officer

