Form 10-K
period 2019-08-31
Texas Mineral Resources Corp.
filed 2019-11-27
CIK 1445942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2019

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: As of February 28, 2019 the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $9,721,556 based upon the closing sale price of the common stock as reported by the OTC.QB. For purposes of this calculation, shares of common stock held by executive officers, directors and holders of greater than 10% of the registrant’s outstanding common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock outstanding as of November 22, 2019 was 56,204,994.

PRELIMINARY NOTES

As used in this Annual Report on Form 10-K (“Annual Report”), references to “Texas Mineral”, “the Company,” “we,” “our,” “us” or “TMRC” mean Texas Mineral Resources Corp. and its predecessors, as the context requires.

GLOSSARY OF TERMS

Alteration	Any physical or chemical change in a rock or mineral subsequent to its formation.

Breccia	A rock in which angular fragments are surrounded by a mass of fine-grained minerals.

Concession	A grant of a tract of land made by a government or other controlling authority in return for stipulated services or a promise that the land will be used for a specific purpose.

Core	The long cylindrical piece of a rock, about an inch in diameter, brought to the surface by diamond drilling.

Diamond drilling	A drilling method in which the cutting is done by abrasion using diamonds embedded in a matrix rather than by percussion. The drill cuts a core of rock, which is recovered in long cylindrical sections.

Drift	A horizontal underground opening that follows along the length of a vein or rock formation as opposed to a cross-cut which crosses the rock formation.

Exploration	Work involved in searching for ore, usually by drilling or driving a drift.

Exploration expenditures	Costs incurred in identifying areas that may warrant examination and in examining specific areas that are considered to have prospects that may contain mineral deposit reserves.

GLO	Texas General Land Office.

Grade	The average assay of a ton of ore, reflecting metal content.

HREE	Heavy rare earth element(s).

Host rock	The rock surrounding an ore deposit.

Intrusive	A body of igneous rock formed by the consolidation of magma intruded into other rocks, in contrast to lavas, which are extruded upon the surface.

Lode	A mineral deposit in solid rock.

LREE	Light rare earth element(s).

Ore	The naturally occurring material from which a mineral or minerals of economic value can be extracted profitably or to satisfy social or political objectives. The term is generally but not always used to refer to metalliferous material, and is often modified by the names of the valuable constituent; e.g., iron ore.

Ore body	A continuous, well-defined mass of material of sufficient ore content to make extraction economically feasible.

Mine development	The work carried out for the purpose of opening up a mineral deposit and making the actual ore extraction possible.

Mineral	A naturally occurring homogeneous substance having definite physical properties and chemical composition, and if formed under favorable conditions, a definite crystal forms.

Mineralization	The presence of minerals in a specific area or geological formation.

Mineral Reserve	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves are customarily stated in terms of “Ore” when dealing with metalliferous minerals.

PEA	Preliminary economic assessment.

Probable (Indicated) Reserves	Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Prospect	A mining property, the value of which has not been determined by exploration.

Proven (Measured) Reserves	Reserves for which (i) (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes and (b) grade and/or quality are computed from the results of detailed sampling and (ii) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

REE	Rare earth element(s).

REO	Rare earth oxide(s).

Tonne	A metric ton which is equivalent to 2,200 pounds.

Trend	A general term for the direction or bearing of the outcrop of a geological feature of any dimension, such as a layer, vein, ore body, or fold.

Unpatented mining claim	A parcel of property located on federal lands pursuant to the General Mining Law and the requirements of the state in which the unpatented claim is located, the paramount title of which remains with the federal government. The holder of a valid, unpatented lode-mining claim is granted certain rights including the right to explore and mine such claim.

Vein	A mineralized zone having a more or less regular development in length, width, and depth, which clearly separates it from neighboring rock.

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

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to:

●	the progress, potential and uncertainties of our 2019-2020 rare-earth exploration program at our Round Top Project, located near Sierra Blanca, Texas;

●	cost, timing and actual obtainable results from and of feasibility studies, including PEAs for our Round Top Project;

●	the success of getting the necessary permits for future drill programs and future project exploration;

●	expectation that USA Rare Earth will fund its up to $10 million obligation to further develop the Round Top Project;

●	expectations regarding the ability to raise the significant required capital to continue our exploration plans on the Round Top Project (subsequent to completion of the assumed $10 million of USA Rare Earth funding); and

●	plans regarding anticipated expenditures at the Round Top Project.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

●	risks associated with our ability to continue as a going concern;

●	risks associated with our history of losses and need for additional financing (both from the contemplated USA Rare Earth funding and subsequent to such expected financing);

●	risks associated with our limited operating history;

●	risks associated with our properties all being in the exploration stage;

●	risks associated with our lack of history in producing metals from the Round Top Project;

●	risks associated with a shortage of equipment and supplies;

●	risks associated with our need for additional financing to develop the Round Top Project;

●	risks associated with our exploration activities not being commercially successful;

●	risks associated with ownership of surface rights and other title issues with respect to our Round Top Project;

●	risks associated with increased costs affecting our financial condition;

●	risks associated with a shortage of equipment and supplies adversely affecting our ability to operate;

●	risks associated with mining and mineral exploration being inherently dangerous;

●	risks associated with mineralization estimates;

●	risks associated with changes in mineralization estimates affecting the economic viability of our properties;

●	risks associated with uninsured risks;

●	risks associated with mineral operations being subject to market forces beyond our control;

●	risks associated with fluctuations in commodity prices;

●	risks associated with permitting, licenses and approval processes;

●	risks associated with the governmental and environmental regulations;

●	risks associated with future legislation regarding the mining industry and climate change;

●	risks associated with potential environmental lawsuits;

●	risks associated with our land reclamation requirements;

●	risks associated with rare earth and beryllium mining presenting potential health risks;

●	risks related to competition in the mining and rare earth elements industries;

●	risks related to economic conditions;

●	risks related to our ability to manage growth;

●	risks related to the potential difficulty of attracting and retaining qualified personnel;

●	risks related to our dependence on key personnel;

●	risks related to our United States Securities and Exchange Commission (the “SEC”) filing history; and

●	risks related to our securities.

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

PART I

ITEM 1. BUSINESS

Corporate Organization and History

We were incorporated in the State of Nevada in 1970 as Standard Silver Corporation. In September 2008, we amended and restated our Articles of Incorporation to (i) increase of the number of shares of Common Stock from 25,000,000 to 100,000,000, and (ii) authorize an additional 10,000,000 shares of preferred stock, to be issued at management’s discretion. In August 2012, we changed our state of incorporation from the State of Nevada to the State of Delaware (the “Reincorporation”) pursuant to a plan of conversion. In March 2016, the Company amended its Certificate of Incorporation to change the name of the Company from “Texas Rare Earth Resources Corp” to “Texas Mineral Resources Corp”.

Narrative Description of Business

We are a mining company engaged in the business of the acquisition, exploration and development of mineral properties. We currently hold two eleven year leases with the GLO, executed in September 2011 and November 2011, respectively, to explore and develop a 950 acre rare earths project located in Hudspeth County, Texas, known as the Round Top Project. We also have prospecting permits covering 9,345 acres adjacent to the Round Top Project. Our principal focus is on developing a metallurgical process to concentrate or otherwise extract the metals from the Round Top Project’s rhyolite, and to conduct additional engineering, design, geotechnical work and permitting necessary for a bankable feasibility study. We currently have limited operations and have not established that any of our projects or properties contain any Proven or Probable Reserves under Guide 7.

In March 2013, we purchased the 54,990 acre surface lease at the Round Top Project, known as the West Lease, from the Southwest Wildlife and Range Foundation (the “Foundation”) for $500,000 and the issuance of 1,063,830 shares of our Common Stock. We also agreed to support the Foundation through an annual payment of $45,000 for ten years to support conservation efforts within the Rio Grande Basin and in particular engaging in stewardship of Lake Amistad, a large and well-known fishing lake near Del Rio, Texas. The West Lease provides unrestricted surface access for the potential development and mining of our Round Top Project.

In October 2014, we executed agreements with the GLO securing the option to purchase the surface rights covering the potential Round Top Project mine and plant areas and, separately, a lease to develop the water necessary for the potential Round Top Project mine operations. The option to purchase the surface rights covers approximately 5,670 acres over the mining lease and the additional acreage adequate to site all potential heap leaching and processing operations as currently anticipated by the Company. We may exercise the option for all or part of the option acreage at any time during the sixteen year primary term of the mineral lease. The option can be kept current by an annual payment of $10,000. The purchase price will be the appraised value of the surface at the time of exercising the option. The ground water lease secures our right to develop the ground water within a 13,120 acre lease area located approximately 4 miles from the Round Top deposit. The lease area contains five existing water wells. It is anticipated that all potential water needs for the Round Top Project mine operations will be satisfied by the existing wells covered by this water lease. This lease has an annual minimum production payment of $5,000 prior to production of water for the operation. After initiation of production we will pay $0.95 per thousand gallons or $20,000 annually, whichever is greater. This lease remains effective as long as the mineral lease is in effect.

In March 2015, we conducted a trial mining test during which we mined 500 tonnes of rhyolite, transported and crushed the ore to 80% passing a one inch screen. This rock is now stockpiled and is expected to be used in our contemplated pilot plant development.

In April 2015, we announced the execution of a uranium offtake agreement with UG USA, a subsidiary of Areva. According to the agreement, TMRC will supply up to 300,000 pounds of natural uranium concentrates (U308) per year based upon a pricing formula indexed to U308 spot prices at the times of delivery. The Agreement is for a term of five years commencing in 2018 or as soon thereafter, contingent upon development and production at its Round Top Project. Other terms and conditions of the Agreement reflect industry standards.

During 2017 TMRC in association with Penn State University, REE Tech and Inventure Renewables of Tuscaloosa, Alabama, jointly applied for a Department of Energy grant to evaluate the economic potential of rare earth elements associated with Appalachian coal deposits. Our group was awarded the first phase of this grant on October 19 2017. Work in progress consists of our identification of a resource, developing the physical metallurgy to concentrate the minerals (Penn State) and developing the CIX/CIC process to separate the individual rare earth elements and to separate and refine various other elements including iron and aluminum (Inventure and K-Tech).

In August 2019, we published a PEA prepared in accordance with Canadian NI 43-101 specifications. The PEA calls for a 20,000 tonnes per day heap leach operation producing three basic revenue streams, one a REE stream, two a tech metal stream that includes lithium and uranium, and a third consisting of a variety of industrial and fertilizer sulfate products.

Cautionary Note to Investors: The PEA has been prepared in accordance with Canadian National Instrument 43-101 — Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) — CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended. The Company has voluntarily had the PEA prepared in accordance with NI 43-101 but the Company is not subject to regulation by Canadian regulatory authorities and no Canadian regulatory authority has reviewed the PEA or passed upon its accuracy or compliance with NI 43-101. The terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with NI 43-101. These definitions differ from the definitions in SEC Industry Guide 7 under the United States Securities Act of 1933, as amended (the “Securities Act”). Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate governmental authority. In addition, the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource” are defined in NI 43-101; however, these terms are not defined terms under SEC Industry Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into reserves. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC Industry Guide 7 standards as in place tonnage and grade without reference to unit measures. Accordingly, information in the PEA contains descriptions of our mineral deposits that may not be comparable to similar information made public by United States companies subject to the reporting and disclosure requirements under the United States federal securities laws and the rules and regulations thereunder. Our project as described in the PEA currently does not contain any known proven or probable ore reserves under SEC Industry Guide 7 reporting standards. U.S. investors are urged to consider closely the disclosure in the Registrant’s latest reports and registration statements filed with the SEC. U.S. Investors are cautioned not to assume that any defined resources in these categories will ever be converted into SEC Guide 7 compliant reserves.

In August 2018, we executed a joint venture agreement with Morzev, to develop the Round Top Deposit. Terms of the agreement require Morzev to expend up to $10 million to produce a bankable feasibility study. The funds will be allocated in two tranches, the first of $2.5 million to optimize and finalize the metallurgical processing and the remaining $7.5 million to fund the engineering, design, geotechnical work, and permitting necessary for a bankable feasibility study. Upon completion of these funding milestones, Morzev will earn and own 70% of the Round Top Project and will have a six-month option to purchase an additional 10% (bringing its ownership in the Round Top Project to 80%) for a purchase price of $3 million. In August 2019, Morzev assigned this ownership right to USA Rare Earth LLC. In connection with entering into this agreement, Morzev purchased 646,054 shares of Common Stock for $140,000.

Current and Planned Exploration Activities

USA Rare Earth is currently funding and engaging in the advancement of the Round Top Project, towards obtaining a definitive banking feasibility study per its agreement.

Trends – Rare-Earth Market

Rare earth elements, or REEs, are a group of chemically similar elements that usually are found together in nature – they are referred to as the “lanthanide series.” These individual elements have a variety of characteristics that are important in a wide range of technologies, products, and applications and are critical inputs in existing and emerging applications including: computer hard drives, cell phones, clean energy technologies, such as hybrid and electric vehicles and wind power turbines; multiple high-tech uses, including fiber optics, lasers and hard disk drives; numerous defense applications, such as guidance and control systems and global positioning systems; and advanced water treatment technology for use in industrial, military and outdoor recreation applications. As a result, global demand for REE is projected to steadily increase due to continuing growth in existing applications and increased innovation and development of new end uses. Interest in developing resources domestically has become a strategic necessity as there is limited production of these elements outside of China. Our ability to raise additional funds in order to complete our plan of exploration and, if warranted, development at the Round Top Project may be impacted by future prices for REEs.

Sources and Availability of Raw Materials

We are currently in the exploration stage and as such we do not require any significant raw materials in order to carry out our primary operating activities. Our primary operating objective is to explore and develop the Round Top Project. For at least the next 12 months, we expect to continue to require the use of contract drilling services in order to obtain additional geological information. In the past year we have been able to secure contract drilling services without excessive delay and costs. We expect the contract drilling services will continue to be available over the next 12 months.

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

In the fiscal year ended August 31, 2019, we incurred minimal costs in complying with environmental laws and regulations in relation to our operating activities.

Employees

Including our executive officers, we currently have two full time employees. A portion of these salaries for these employees are in arrears. We also utilize the services of qualified consultants with geological and mineralogical expertise as well as individuals for accounting services.

Available Information

We make available, free of charge, on or through our Internet website, at www.TMRC.com our prospectus on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended (“Exchange Act”). Our Internet website and the information contained therein or connected thereto are not intended to be, and are not incorporated into this prospectus.

Our filings can also be viewed at our corporate offices located at 516 South Spring Avenue, Tyler, Texas 75702. Our reports, registration statements and other information can be inspected on the SEC’s website at www.sec.gov and such information can also be inspected and copies ordered at the public reference facilities maintained by the SEC at the following location: Judiciary Plaza, 100 F Street NE, Washington, D.C. 20549.

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

Risk Related to Our Business

We have a history of losses and will require additional financing to fund operations. Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern.

During the fiscal year ended August 31, 2019, we had no revenues. For the fiscal year ended August 31, 2019, our net loss was approximately $1,206,000 and our accumulated deficit at August 31, 2019 was approximately $36.6 million. At August 31, 2019, our cash position was approximately $1,825,000 and our working capital surplus was approximately $448,000. We have not commenced commercial production on any of our mineral properties. We have no revenues from operations and anticipate we will have no operating revenues until we place one or more of our properties into production. All of our properties are in the exploration stage.

We will need to raise additional funding to implement our business strategy (whether from USA Rare Earth or through other best efforts), the failure of which could cause us to curtail or cease our operations. As of the date of this prospectus, we currently have nominal working capital.

During the next 12 months, USA Rare Earth is expected to fund the expenditure of up to $2,500,000 to optimize the leaching and developing of the CIX/CIC processing of the Round Top Project. This work will consist of mining and crushing an additional 500 tons of rhyolite and setting up and equipping a facility to conduct the column leaching. It is estimated that the project will require additional time and further expenditure of an approximate amount of up to $7,500,000 to prepare a bankable feasibility study. We anticipate (but there can be no assurance) that USA Rare Earth will fund these required expenditures, and the failure of USA Rare Earth to fund will require us to effect best efforts to raise sufficient capital to finish this work. We currently do not have any funds to complete exploration and development work on the Round Top Project, which means that we are reliant upon USA Rare Earth or best efforts financings for our immediate working capital needs. Failure to obtain sufficient financing may result in the delay or indefinite postponement of exploration and development or contemplated production at the Round Top Project. This includes our leases over claims covering the principal deposits at the Round Top Project, which may expire unless we expend minimum levels of expenditures over the terms of such leases. We cannot be certain that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable or acceptable to us. Our ability to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions as well as our business performance.

The most likely source of future financing presently available to us (other than through our agreement with USA Rare Earth) is through the sale of our securities. Any sale of our shares of Common Stock will result in dilution of equity ownership to existing stockholders. This means that if we sell shares of Common Stock, more shares will be outstanding and each existing stockholder will own a smaller percentage of the shares then outstanding. Alternatively, we may rely on debt financing and assume debt obligations that require us to make substantial interest and capital payments. Also, we may issue or grant warrants or options in the future pursuant to which additional shares of Common Stock may be issued. Exercise of such warrants or options will result in dilution of equity ownership to our existing stockholders.

We have a limited operating history on which to base an evaluation of our business and properties.

Any investment in the Company should be considered a high-risk investment because investors will be placing funds at risk in an early stage, under-capitalized business with unforeseen costs, expenses, competition, a history of operating losses and other problems to which start-up ventures are often subject. Investors should not invest in the Company unless they can afford to lose their entire investment. Your investment must be considered in light of the risks, expenses, and difficulties encountered in establishing a new business in a highly competitive and mature industry. Our operating history has been restricted to the acquisition and sampling of our Round Top Project and this does not provide a meaningful basis for an evaluation of our Round Top Project. Other than through conventional and typical exploration methods and procedures, we have no additional way to evaluate the likelihood of whether our Round Top Project or our other mineral properties contain commercial quantities of mineral reserves or, if they do, that they will be operated successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties.

The Round Top Project is in the exploration stage. There is no assurance that we can establish the existence of any mineral reserve from the Round Top Project in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from the Round Top Project, and our business could fail.

We have not established that the Round Top Project contains any commercial exploitable quantities of mineral reserve, nor can there be any assurance that we will be able to do so. The probability of the Round Top Project ever having a commercial exploitable mineral reserve that meets the requirements of the SEC is extremely remote. Even if we do eventually discover commercial exploitable quantities of mineral reserve on the Round Top Project, there can be no assurance that it can be developed into a producing mine and extract those minerals. Both mineral exploration and development involve a high degree of risk and few properties, which are explored, are ultimately developed into producing mines.

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

We have no history of producing metals from the Round Top Project.

We have no history of producing metals from the Round Top Project. The Round Top Project is an exploration stage property in the early stage of exploration and evaluation. Advancing properties from exploration into the development stage requires significant capital and time, and successful commercial production from the Round Top Project, if any, will be subject to completing feasibility studies, permitting and construction of the mine, processing plants, roads, and other related works and infrastructure. As a result, we are subject to all of the risks associated with developing and establishing new mining operations and business enterprises including:

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

The costs, timing and complexities of exploration, development and construction activities may be increased by the location of the Round Top Project (or other properties that may subsequently be acquired) and demand by other mineral exploration and mining companies. It is common in exploration programs to experience unexpected problems and delays during drill programs and, if warranted, development, construction and mine start-up. Accordingly, our activities may not result in profitable mining operations and we may not succeed in establishing mining operations or profitably producing metals at any of our properties.

If we establish the existence of a mineral reserve in the Round Top Project in a commercially exploitable quantity, we will require additional capital in order to develop the property into a producing mine. If we cannot raise this additional capital, we will not be able to exploit the reserve, and our business could fail.

If we do discover mineral reserves in commercially exploitable quantities in the Round Top Project (or any of our properties that may subsequently be acquired), we will be required to expend substantial sums of money to establish the extent of the reserve, develop processes to extract it and develop extraction and processing facilities and infrastructure. We do not have adequate capital to develop necessary facilities and infrastructure and will need to raise additional funds (the expected capital from USA Rare Earth will not address these needs). Although we may derive substantial benefits from the discovery of a major mineral deposit, there can be no assurance that such a deposit will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail and your investment in our Common Stock will be lost.

Our exploration activities may not be commercially successful.

Our long-term success depends on our ability to identify mineral deposits in the Round Top Project or other properties we may acquire, if any, that we can then develop into commercially viable mining operations. Our belief that the Round Top Project contains commercially exploitable minerals has been based solely on preliminary tests that we have conducted and data provided by third parties, including the data published in various third party reports. There can be no assurance that the tests and data upon which we have relied is correct or accurate. Moreover, mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. Unusual or unexpected geologic formations and the inability to obtain suitable or adequate machinery, equipment or labor are risks involved in the conduct of exploration programs. The success of mineral exploration and development is determined in part by the following factors:

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

We anticipate that costs at the Round Top Project as it is developed, if warranted, will frequently be subject to variation from one year to the next due to a number of factors, such as changing ore grade, metallurgy and revisions to mine plans, if any, in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities such as fuel, rubber, and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. A material increase in costs at any significant location could have a significant effect on our profitability.

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

These risks could result in damage to, or destruction of, the Round Top Project, production facilities or other properties, personal injury, environmental damage, delays in mining, increased production costs, monetary losses and possible legal liability. We may not be able to obtain insurance to cover these risks at economically feasible premiums. Insurance against certain environmental risks, including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from production, may be prohibitively expensive. We may suffer a material adverse effect on our business if we incur losses related to any significant events that are not covered by our insurance policies.

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

Any material changes in mineralization estimates and grades of mineralization will affect the economic viability of placing the Round Top Project into production and the Round Top Project’s return on capital.

Because we have not completed feasibility studies on the Round Top Project and have not commenced actual production, mineralization estimates for the Round Top Project may require adjustments or downward revisions. In addition, the grade of ore ultimately mined, if any, may differ from that indicated by our feasibility studies and drill results. Minerals recovered in small scale tests may not be duplicated in large scale tests under on-site conditions or in production scale.

The mineralization estimates contained in this prospectus have been determined and valued based on assumed future prices, cut-off grades and operating costs that may prove to be inaccurate. Extended declines in market prices for rare earth minerals may render portions of our mineralization estimates uneconomic and result in reduced reported mineralization or adversely affect the commercial viability determinations we reach. Any material reductions in estimates of mineralization, or of our ability to extract this mineralization, could have a material adverse effect on our share price and the value of our properties.

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

Our exploration of the Round Top Project contains certain risks, including unexpected or unusual operating conditions including rock bursts, cave-ins, flooding, fire and earthquakes. It is not always possible to insure against these risks. Should events such as these arise, they could reduce or eliminate our assets and shareholder equity as well as result in increased costs and a decline in the value of our securities. We expect to maintain only general liability and director and officer insurance but no insurance against our properties or operations. We may decide to take out this insurance in the future if it is available at economically viable rates.

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

Permitting, licensing and approval processes are required for our operations at the Round Top Project and obtaining and maintaining required permits and licenses is subject to conditions which we may be unable to achieve.

Both mineral exploration and extraction at the Round Top Project requires permits from various federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. Permits known to be required are (i) an operating plan for the conduct of exploration and development approved by the GLO, (ii) an operating plan for production approved by the GLO, (iii) various reporting to and approval by the Texas Railroad Commission regarding drilling and plugging of drill holes, and (v) reporting to and compliance with regulations of the Texas Commission of Environmental Quality. If we recover uranium at the Round Top Project, we will be required to obtain a source material license from the United States Nuclear Regulatory Commission. We may also be subject to the reporting requirements and regulations of the Texas Department of Health. Such licenses and permits are subject to changes in regulations and changes in various operating circumstances. Companies such as ours that engage in exploration activities often experience increased costs and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits. Issuance of permits for our activities is subject to the discretion of government authorities, and we may be unable to obtain or maintain such permits. Permits required for future exploration or development may not be obtainable on reasonable terms or on a timely basis. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration or development of the Round Top Project (or any other of our mineral properties that we may subsequently acquire) or for the construction and operation of a mine on our properties that we may subsequently acquire at economically viable costs. If we cannot accomplish these objectives, our business could face difficulty and/or fail.

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

U.S. Federal Laws

The Comprehensive Environmental, Response, Compensation, and Liability Act (“CERCLA”), and comparable state statutes, impose strict, joint and several liability on current and former owners and operators of sites and on persons who disposed of or arranged for the disposal of hazardous substances found at such sites. It is not uncommon for the government to file claims requiring cleanup actions, demands for reimbursement for government-incurred cleanup costs, or natural resource damages, or for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes, govern the disposal of solid waste and hazardous waste and authorize the imposition of substantial fines and penalties for noncompliance, as well as requirements for corrective actions. CERCLA, RCRA and comparable state statutes can impose liability for clean-up of sites and disposal of substances found on exploration, mining and processing sites long after activities on such sites have been completed.

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

The National Environmental Policy Act (“NEPA”) requires federal agencies to integrate environmental considerations into their decision-making processes by evaluating the environmental impacts of their proposed actions, including issuance of permits to mining facilities, and assessing alternatives to those actions. If a proposed action could significantly affect the environment, the agency must prepare a detailed statement known as an Environmental Impact Statement (“EIS”). The U.S. Environmental Protection Agency, other federal agencies, and any interested third parties will review and comment on the scoping of the EIS and the adequacy of and findings set forth in the draft and final EIS. This process can cause delays in issuance of required permits or result in changes to a project to mitigate its potential environmental impacts, which can in turn impact the economic feasibility of a proposed project.

The Clean Water Act (“CWA”), and comparable state statutes, imposes restrictions and controls on the discharge of pollutants into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the Environmental Protection Agency (“EPA”) or an analogous state agency. The CWA regulates storm water mining facilities and requires a storm water discharge permit for certain activities. Such a permit requires the regulated facility to monitor and sample storm water run-off from its operations. The CWA and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the United States unless authorized by an appropriately issued permit. The CWA and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.

The Safe Drinking Water Act (“SDWA”) and the Underground Injection Control (“UIC”) program promulgated thereunder, regulate the drilling and operation of subsurface injection wells. EPA directly administers the UIC program in some states and in others the responsibility for the program has been delegated to the state. The program requires that a permit be obtained before drilling a disposal or injection well. Violation of these regulations and/or contamination of groundwater by mining related activities may result in fines, penalties, and remediation costs, among other sanctions and liabilities under the SWDA and state laws. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury.

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

Rare earth and beryllium mining presents potential health risks; payment of any liabilities that arise from these health risks may adversely impact our Company.

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

There may be challenges to the title of our Round Top Project or any other mineral properties that we may acquire.

We expect that any additional properties will be acquired by unpatented claims or by lease from those owning the property. The lease of our Round Top property was issued by the State of Texas. The validity of title to many types of natural resource property depends upon numerous circumstances and factual matters (many of which are not discoverable of record or by other readily available means) and is subject to many uncertainties of existing law and its application. We cannot assure you that the validity of our titles to our properties will be upheld or that third parties will not otherwise invalidate those rights. In the event the validity of our titles are not upheld, such an event would have a material adverse effect on us.

Part of our metallurgical processes are being developed by K-Technologies, Inc. TMRC also has a joint venture with K-Technologies to introduce this technology to other potential rare earth developers. This joint venture is subject to the risks normally associated with the conduct of joint ventures.

The development of our rare earth metallurgical processing efforts are currently focused on CIX/CIC processing. Initial work on this process to date was done on a fee basis by K-Technologies, Inc. (“K-Tech”). Initial testing has been favorable and as a result of this early success a joint venture was formed with K-Tech for the purpose of introducing this process to other potential rare earth developers. TMRC is not vested in this joint venture and vesting will require additional expenditure by TMRC at TMRC’s discretion. If TMRC elects to vest in this joint venture it would be subject to the risks normally associated with the conduct of joint ventures. Such risks include: inability to exert control over strategic decisions made in respect of the development and use of the processes; disagreement with partners on how to develop and operate the processes efficiently; inability of partners to meet their obligations to the joint venture or third parties; and litigation between partners regarding joint venture matters. Any failure of such other companies to meet their obligations to us, the joint venture or to third parties, or any disputes with respect to the parties’ respective rights and obligations, could have a material adverse effect on the joint venture or the development and use of the processes, which could have a material adverse effect on our results of operations and financial condition.

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

Current economic conditions and capital markets are subject to fluctuations which could adversely affect our ability to access the capital markets, and thus adversely affect our business and liquidity.

The current economic conditions are in a state of flux that could have a negative impact on our ability to access the capital markets, and thus have a negative impact on our business and liquidity. Our ability to access the capital markets has been and continues to be severely restricted at a time when we need to access such markets, which could have a negative impact on our business plans. Even if we are able to raise capital, it may not be at a price or on terms that are favorable to us. We cannot predict the occurrence of future financial disruptions or how long the current market conditions may continue.

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

Risks Associated with our Common Stock

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

Our Common Stock is currently traded on the OTCQB. Although our Common Stock is traded on the OTCQB, a regular trading market for our securities may not be sustained in the future. Quotes for stocks traded on the OTCQB generally are not listed in the financial sections of newspapers and prices for, and coverage of, securities quoted solely on the OTCQB may be difficult to obtain. In addition, stocks quoted solely on the OTCQB tend to have a limited number of market makers and a larger spread between the bid and ask prices than those listed on an exchange. All of these factors may cause holders of our Common Stock to be unable to resell their securities at any price. This limited trading also could decrease or eliminate our ability to raise additional funds through issuances of our securities.

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

The sale of substantial shares of our Common Stock or the issuance of shares upon exercise of our derivative securities, including the Warrants, will cause immediate and substantial dilution to our existing stockholders and may depress the market price of our Common Stock.

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

As of November 22, 2019, we have 56,204,994 shares of Common Stock issued and outstanding, and 23,583,740 shares of our Common Stock underlying derivative securities at exercise prices between $0.19 and $0.50 per share, expiring the later of 2028.

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

There is not now, and there may never be, an active market for our Common Stock.

Shares of our Common Stock have historically been thinly traded. Currently there is a limited, sporadic and highly volatile market for our Common Stock, and no active market for our Common Stock may develop in the future. As a result, our stock price as quoted by the OTC QB may not reflect an actual or perceived value. Moreover, several days may pass before any shares are traded; meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including, but not limited to:

●	we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume; and

●	stock analysts, stock brokers and institutional investors may be risk-averse and reluctant to follow a micro-cap company such as ours that faces financing and operational risk until such time as we become more viable.

As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, our Common Stock.  Accordingly, investors must assume they may have to bear the economic risk of an investment in our Common Stock for an indefinite period of time, and may lose their entire investment.  There can be no assurance that a more active market for our Common Stock will develop, or if one should develop, there is no assurance that it will be sustained.  This severely limits the liquidity of our Common Stock and would likely have a material adverse effect on the market price of our Common Stock and on our ability to raise additional capital.

We cannot assure that our Common Stock will become liquid or that it will be listed on a national securities exchange.

Until our Common Stock is listed on a national securities exchange such as Nasdaq or the NYSE, we expect our Common Stock to remain eligible for quotation on the OTC. If we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors.  Consequently, such regulations may deter broker-dealers from recommending or selling our Common Stock, which may further affect the liquidity of our Common Stock.  This would also make it more difficult for us to raise capital.

We may issue shares of preferred stock.

Our Certificate of Incorporation authorizes the issuance of blank check preferred stock with designations, rights and preferences determined from time to time by the board of directors. There are currently no shares of preferred stock issued and outstanding. Our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Executive and Field Offices. Our headquarters are located at 539 El Paso Street, Sierra Blanca, Texas 79851. Our accounting functions are conducted by personnel in Galveston, Texas, and Denver, Colorado, all under the supervision of our chief executive officer.

Overview of the Round Top Rare Earth-Uranium-Beryllium Project. We are currently in the exploration stage and have not established that our Round Top Project contains Proven or Probable Reserves as defined under SEC Guide 7.

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

In March 2013, we purchased the surface lease at the Round Top Project, known as the West Lease, from the Foundation for $500,000 and 1,063,830 shares of our Common Stock. We also agreed to support the Foundation through an annual payment of $45,000 for ten years to support conservation efforts within the Rio Grande Basin and in particular engaging in stewardship of Lake Amistad, a large and well-known fishing lake near Del Rio, Texas. The West Lease comprises approximately 54,990 acres. Most importantly, the purchase of the surface lease gave us unrestricted surface access for the potential development and mining of our Round Top Project.

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

September 2011 Lease

In September 2011, we entered into a new mining lease with the GLO covering Sections 7 and 18 of Township 7, Block 71 and Section 12 of Block 72, covering approximately 860 acres at Round Top Mountain in Hudspeth County, Texas. The mining lease issued by the GLO gives us the right to explore, produce, develop, mine, extract, mill, remove, and market beryllium, uranium, rare earth elements, all other base and precious metals, industrial minerals and construction materials and all other minerals excluding oil, gas, coal, lignite, sulfur, salt, and potash. The term of the lease is nineteen years from execution date of lease so long as minerals are produced in paying quantities.

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

In August 2019, we paid the State of Texas a delay rental of $67,077.

November 2011 Lease

In November 2011, we entered into a mining lease with the State of Texas covering 90 acres, more or less, of land that we purchased in September 2011 near our Round Top site. The deed was recorded with Hudspeth County on September 16, 2011. Under the lease, we paid the State of Texas a lease bonus of $20,700 which was paid upon the execution of the lease. Upon the sale of minerals removed from Round Top, we will pay the State of Texas a $50,000 minimum advance royalty. Thereafter, we will pay the State of Texas a production royalty equal to eight percent (8%) of the market value of uranium and other fissionable materials removed and sold from Round Top and six and one quarter percent (61/4%) of the market value of all other minerals sold from Round Top. The term of the lease is nineteen years from execution date of lease so long as minerals are produced in paying quantities.

Thereafter, assuming production of paying quantities has not been obtained, we may pay additional delay rental fees to extend the term of the lease for successive one (1) year periods pursuant to the following schedule:

	Per Acre Amount	Total Amount
November 1, 2015 – 2019	$75	$6,750
November 1, 2020 – 2024	$150	$13,500
November 1, 2025 – 2029	$200	$18,000

In August 2019, we paid the State of Texas a delay rental to extend the term of the lease in an amount equal to $6,750.

March 2013 Lease

In March 2013, we purchased the surface lease at the Round Top Project, known as the West Lease, from the Foundation for $500,000 cash and 1,063,830 shares of our Common Stock. We also agreed to support the Foundation through an annual payment of $45,000 for ten years to support conservation efforts within the Rio Grande Basin and in particular engaging in stewardship of Lake Amistad, a large and well-known fishing lake near Del Rio, Texas. The West Lease comprises approximately 54,990 acres. The purchase of the surface lease provided unrestricted surface access for the potential development and mining of our Round Top Project.

October 2014 Surface Option and Water Lease

In October 2014, we announced that we had executed agreements with the GLO securing the option to purchase the surface rights covering the potential Round Top Project mine and plant areas and, separately, a lease to develop the water necessary for the potential Round Top Project mine operations. The option to purchase the surface rights covers approximately 5,670 acres over the mining lease and the additional acreage adequate to site all potential heap leaching and processing operations as currently anticipated by the Company. We may exercise the option for all or part of the option acreage at any time during the sixteen year primary term of the mineral lease. The option can be kept current by an annual payment of $10,000. The purchase price will be the appraised value of the surface at the time of exercising the option.

The ground water lease secures our right to develop the ground water within a 13,120 acre lease area located approximately 4 miles from the Round Top deposit. The lease area contains five existing water wells. It is anticipated that all potential water needs for the Round Top Project mine operations will be satisfied by the existing wells covered by this water lease. This lease has an annual minimum production payment of $5,000 prior to production of water for the operation. After initiation of production we will pay $0.95 per thousand gallons or $20,000 annually, whichever is greater. This lease remains effective as long as the mineral lease is in effect.

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

Water for the project may be obtained from a well field approximately 3 miles east of the mine site. In October 2014, we executed a lease with the GLO to develop the water necessary for the potential Round Top Project mine operations. The ground water lease secures our right to develop the ground water within a 13,120 acre lease area located approximately 4 miles from the Round Top deposit. The lease area contains five existing water wells. It is anticipated that all potential water needs for the Round Top Project mine operations would be satisfied by the existing wells covered by this water lease. This lease has an annual minimum production payment of $5,000 prior to production of water for the operation, which has not been paid as of the date of this filing. After initiation of production we will pay $0.95 per thousand gallons or $20,000 annually, whichever is greater. This lease remains effective as long as the mineral lease is in effect.

This well field was originally developed to supply water for a proposed real estate project in the late 1970’s. One of the existing wells is reported to have pump tested 950 gallons per minute and another 450 gallons per minute. This water is high enough in total dissolved solids to not meet drinking water standards, thus there is no competition for its use. The quality of the water is believed to be adequate for process water needs and the water will require treatment to be potable.

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

The Texas Bureau of Economic Geology, working with the project geologists, conducted an investigation of the rhyolite to better understand its rare metal content. This research shows that the rhyolite laccoliths at Sierra Blanca are enriched in a variety of REEs such as tantalum, niobium, thorium and lithium. They analyzed a series of samples from outcrop and drill holes and studied the geochemistry and mineralogy of the rhyolite. The results of their research were published in the GSA, Geological Society of America, Special Paper 246, 1990.

Mineralization

Round Top rhyolite is enriched in HREEs. Statistical review of the current data shows that an estimated 70% of the total REE’s grade being HREEs. REE mineralization occurs primarily as disseminated microcrystals of varieties of fluorite (such as yttrium-rich yttrofluorite) where HREEs have substituted for calcium, and as other REE-bearing accessory minerals. REE minerals occur mainly in vugs and as crystal coatings, suggesting late-stage crystallization from an incompatible element-rich fluid.

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

Metallurgy

In September 2013, we completed the first phase of heap leach testing. The products recovered from the heap leaching are categorized as rare earth elements, tech metals and industrial/fertilizer products. The results are summarized below:

REE + Y + Sc				Tech Metals
	ppm	% REE	Heap Leach		ppm	Heap Leach
	Ore	Dist.	Recovery		Ore	Recovery
			RDI Col 2			RDI Col 2
La	19.8	4%	73.8%	U	45	31.0%
Ce	77.8	15%	69.2%	Th	180	91.0%
Pr	10.3	2%	81.6%	Li	465	58.0%
Nd	28.3	5%	81.4%	Hf	79	5.9%
Sm	10.3	2%	83.6%	Be	22	9.5%
Eu	0.1	0%	74.4%	Ga	88	6.4%
Gd	10.1	2%	90.2%	Zr	1,177	5.7%
Tb	3.5	1%	87.1%	Nb	387	2.7%
Dy	31.1	6%	87.4%	Ta	66	0.0%
Ho	7.9	1%	86.5%	Sn	132	5.7%
Er	33.1	6%	83.4%
Tm	7.2	1%	77.8%	Industrial Sulfates
Yb	57.4	11%	74.5%	Al	74,694	7.2%
Lu	9.0	2%	67.2%	Fe	10,915	36.8%
Y	221.9	42%	92.2%	Mg	1,447	93.1%
Sc	0.8	0.15%	68.4%	Mn	527	50.1%
TREE	527.9	100%	83.6%	K	30,549	7.0%
				Na	36,985	3.5%

				Questionable Market
				Cs	52.8	41.9%
				Sr	66.18	71.3%
				Rb	2,120	13.2%

In December 2013 we published a PEA based on a 20,000 tonnes per day heap leaching operation. This PEA called for the marketing of rare earth elements and uranium only and used the prices existing at that time.

In April 2015 we completed the first stage of hydrometallurgical testing at K-Tech, Lakeland Florida, that demonstrated it was possible to use ion exchange to extract the rare earth elements and the uranium and thorium from the primary leach solution. These tests also indicated that ion exchange and ion chromatography would be the most efficient process for refining and purifying the various products.

In July 2016 we completed a contract awarded by the Department of Defense, Defense Logistic Agency to TMRC and K-Tech demonstrating the ability of ion exchange and ion chromatography to make high purity rare earth products from leached Round Top rhyolite.

On August 16 2019 we published an expanded and upgraded PEA that included the various by-product elements in the resource base. This PEA is based on using ion exchange and ion chromatography for the refining of the rare earth group of elements and other various elements and other processes for lithium and the industrial and fertilizer elements.

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

Costs

At the end of 2019 fiscal year, we had incurred exploration costs at the Round Top Project of approximately $13 million.

Morzev Agreement

In August 2018, the Company and Morzev entered into an agreement where Morzev has the exclusive right to earn and acquire a seventy percent (70%) interest, increasable to an eighty percent (80%) interest, in the Round Top Project from the Company by funding certain expenditures described below. In connection therewith, Morzev purchased 646,054 shares of Common Stock for $140,000.

In order to acquire and earn the 70% interest in the Round Top Project, Morzev must perform and complete the following:

(i)	expend a total of $2,500,000 for mining operations on the Round Top Project within 12 - 18 months of August 2018 (inclusion of the $140,000 common stock purchase); and

(ii)	fund what is remaining to complete a bank feasibility study on the Round Top Project, up to a maximum of $7,500,000, with the remaining amount to be contributed equally between Morzev and the Company.

If and when Morzev satisfies the earning requirements above, its beneficial interest in the Round Top Project will immediately increase to 70% and the Company’s interest in Round Top will immediately reduce to 30%. Upon Morzev earning a 70% interest in Round Top, the parties shall formalize a joint venture in respect of Round Top, with each party being required to contribute to future expenditures with respect to Round Top in proportion to their ownership and all budgets and timelines to be determined and agreed by a management committee established between the parties, consisting of 2 appointees of Morzev and Mr. Gorski. Additionally, the failure of a party to fund its proportionate expenditure request may result in dilution of an ownership interest.

Morzev shall have the option to acquire from the Company an additional 10 percent interest (10%) in the Round Top Project by:

(i)	providing written notice to the Company within 180 days of the completion of the bankable feasibility study; and

(ii)	paying to the Company $3,000,000.

The additional option is only relevant if Morzev earns a 70% interest in the Round Top Project.

Morzev presently serves as the project manager of Round Top, with responsibility to manage, supervise, direct, and control the mining operations with respect to Round Top.

On August 26, 2019, we executed an amended and restated option agreement whereby Morzev assigned its interest in the option to USA Rare Earth LLC, a Delaware Corporation.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended August 31, 2019, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is listed for quotation on the OTC QB operated by OTC Markets Group Inc. under the symbol “TMRC.” The market for our Common Stock on the OTC QB is limited, sporadic and highly volatile. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions. The following table sets forth the range of high and low bid prices during the periods indicated.

Fiscal Year 2019	High	Low
Quarter ended August 31, 2019	$0.50	$0.28
Quarter ended May 31, 2019	$0.45	$0.19
Quarter ended February 28, 2019	$0.25	$0.21
Quarter ended November 30, 2018	$0.29	$0.17

Fiscal Year 2018	High	Low
Quarter ended August 31, 2018	$0.34	$0.17
Quarter ended May 31, 2018	$0.20	$0.15
Quarter ended February 28, 2018	$0.21	$0.14
Quarter ended November 30, 2017	$0.22	$0.17

The last bid price of our Common Stock on November 22, 2019 was $0.285 per share.

Holders

The approximate number of holders of record of our Common Stock as of November 22, 2019 was 498.

Dividends

We have not paid any cash dividends on our equity security and our Board has no present intention of declaring any cash dividends. We are not prohibited from paying any dividends pursuant to any agreement or contract.

Securities Authorized for Issuance under Equity Compensation Plans

We have adopted a stock option plan, approved by our shareholders. As of August 31, 2019, a total of 9,000,000 shares of our Common Stock have been reserved for issuances under our plan, with 4,635,000 shares being reserved for future issuance.

The following table sets forth certain information as of August 31, 2019 concerning our Common Stock that may be issued upon the exercise of options or warrants or pursuant to purchases of stock under the Amended 2008 Plan:

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options	(b) Weighted- Average Exercise Price of Outstanding Options	(c) Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	4,365,000	$0.28	4,635,000
Nonplan equity compensation	1,345,000	$0.27	—
Total	5,710,000	$0.28	4,635,000

Recent Sales of Unregistered Securities During Fiscal 2019

Except as set forth below, all unregistered sales of equity securities during the period covered by the Annual Report were previously disclosed in our current reports on Form 8-K or quarterly reports on Form 10-Q.

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (E)

August 2019	Common Stock	5,111,626	Investor	$1,840,185	Cash	Sec. 4(a)(2)
August 2019	Common Stock	2,142,897(A)	Directors	non-cash	Services	Sec. 4(a)(2)
August 2019	Common Stock	2,076,825(B)	Directors	non-cash	Debt conversions	Sec. 4(a)(2)
August 2019	Common Stock Warrants	2,564,190(C)	Directors	non-cash	Consideration for Debt Extension	Sec. 4(a)(2)
August 2019	Common Stock Warrants	720,000(D)	Consultant	non-cash	Services	Sec. 4(a)(2)

(A)	Common Stock issued pursuant to Board services in lieu of cash compensation.
(B)	Common Stock issued pursuant to loans made to the Company on behalf of certain Directors and Officers.
(C)	Common Stock Warrants issued pursuant to consideration for debt extensions on behalf of certain Directors and Officers. Each warrant is exercisable for a 5-year term at an exercise price of $0.20.
(D)	Common Stock Warrants issued pursuant to a consulting agreement for legal services.
(E)	With respect to sales designated by “Sec. 4(a)(2),” these shares were issued pursuant to the exemption from registration contained in to Section 4(a)(2) of the Securities Act as privately negotiated, isolated, non-recurring transactions not involving any public offer or solicitation. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

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

Liquidity and Capital Resources

At August 31, 2019, our accumulated deficit was approximately $36,576,000 and our cash position was approximately $1,825,000. In August 2019, we issued 5,111,626 shares of common stock for $1,840,185. We had a working capital surplus of approximately $448,000. We have not commenced commercial production on any of our mineral properties. We have no revenues from operations and anticipate we will have no operating revenues until we place one or more of our properties into production. All properties are in the exploration stage.

During the fiscal year ending August 31, 2019, we expended approximately $139,000 in certain metallurgical activities and we expect to expend additional amounts to fund metallurgical activities during our current fiscal year.

Other than the financial commitment with USA Rare Earth to fund operations to earn a 70% interest in the Round Top Project, we currently do not have funds to pursue exploration or development work on the Round Top Project, which means that we will be required to raise additional capital on best efforts terms if USA Rare Earth ceases funding, or find alternative means to finance the Round Top Project continued exploration activities, if warranted. Subsequent to the funding of the USA Rare Earth amount, we will need to raise a significant amount of additional capital to exploit the Round Top Project. Failure to obtain required and sufficient financing may result in the (i) delay or indefinite postponement of exploration and, if warranted, development or production in the Round Top Project and/or (ii) curtailment or cessation of our operations. This includes our leases over claims covering the Round Top Project. We cannot be certain that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable or acceptable to us. Our ability to arrange additional financing in the future is dependent upon third parties. Failure of obtaining the required capital will result in the curtailment or cessation of our business operations.

Results of Operations

Fiscal Years ended August 31, 2019 and 2018

Revenue

During the fiscal year ended August 31, 2019 we had no revenues For the fiscal year ended August 31, 2019, our net loss was approximately $1,206,000 We had no operating revenues during the fiscal years ended August 31, 2019 and 2018. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $36,576,000 as of August 31, 2019.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the fiscal years ended August 31, 2019 and 2018, in the amount of approximately $139,000 and $95,000, respectively. Expenditures during fiscal year 2019 and 2018 were primarily for metallurgical testing.

Our general and administrative expenses for the fiscal year ended August 31, 2019 were approximately $785,000 of which approximately $675,000 were stock compensation for services. The remaining expenditures were primarily for accrued payroll, professional fees and other general administrative expenses necessary for our operations.

Our general and administrative expenses for the fiscal year ended August 31, 2018 were approximately $518,000 of which approximately $109,000 were for stock compensation for services. The remaining expenditures were primarily for accrued payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

We had losses from operations for the fiscal years ended August 31, 2019 and 2018 totaling approximately $924,000 and $618,000, respectively and net losses for the fiscal years ended August 31, 2019 and 2018 totaling approximately $1,206,000 and $738,000. We had interest expense of approximately $20,000 and $23,000 and non-cash interest of approximately $269,000 and $98,000 for the fiscal years ended August 31, 2019 and 2018, respectively.

Off-Balance Sheet Arrangements

For the fiscal years ended August 31, 2019 and 2018, we have off-balance sheet arrangements for annual payments in relation to the mineral leases as disclosed in foot note 4 of the financial statements.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position, or cash flow.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are fairly presented in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Management believes that the following critical accounting estimates and judgments have a significant impact on our financial statements; Valuation of options granted to directors and officers using the Black-Scholes model, and fair value of mineral properties. The accounting policies are described in greater detail in Note 2 to our audited financial statements for the fiscal year ended August 31, 2019.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LBB & ASSOCIATES LTD., LLP
7600 W. Tidwell, Suite 501
Houston, TX 77040
Phone: (713) 800-4343 Fax: (713) 456-2408

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Texas Mineral Resources Corp.

Sierra Blanca, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Texas Mineral Resources Corp. (the Company) as of August 31, 2019 and 2018, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended August 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Houston, Texas

November 26, 2019

TEXAS RARE EARTH RESOURCES CORP BALANCE SHEETS

	August 31, 2019	August 31, 2018

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,824,546	$31,591
Prepaid expenses and other current assets	4,450	3,333
Total current assets	1,828,996	34,924

Mineral properties, net	354,234	354,234
Deposits	4,000	4,000

TOTAL ASSETS	$2,183,230	$393,158

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,181,820	$1,357,013
Advances due to - related party	5,000	421,415
Current portion of note payable	193,760	260,387
Total current liabilities	1,380,580	2,038,815
Total liabilities	1,380,580	2,038,815

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of August 31, 2019 and August 31, 2018, respectively	—	—
Common stock, par value $0.01; 100,000,000 shares authorized, 56,204,994 and 44,941,532 shares issued and outstanding as of August 31, 2019 and August 31, 2018, respectively	562,050	449,416
Additional paid-in capital	36,817,096	33,275,248
Accumulated deficit	(36,576,496)	(35,370,321)
Total shareholders’ equity	802,650	(1,645,657)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,183,230	$393,158

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP STATEMENTS OF OPERATIONS

	For the Year Ended August 31,
	2019	2018

OPERATING EXPENSES
Exploration costs	139,198	95,452
Impairment of mineral properties	—	4,360
General and administrative expenses	785,112	518,001

Total operating expenses	924,310	617,813

LOSS FROM OPERATIONS	(924,310)	(617,813)

OTHER INCOME (EXPENSE)
Non-cash interest expense	(268,621)	(97,508)
Other income	6,874	—
Interest and other expense	(20,118)	(23,017)
Total other income (expense)	(281,865)	(120,525)

NET LOSS	$(1,206,175)	$(738,338)

Net loss per share:
Basic and diluted net loss per share	$(0.03)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	46,737,894	44,941,533

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP STATEMENTS OF CASH FLOWS

	For the Year Ended August 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,206,175)	$(738,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	268,621	97,508
Impairment of mineral properties	—	4,360
Depreciation expense	11,250	5,421
Stock based compensation	675,673	109,431
Changes in current assets and liabilities:
Prepaid expenses and other assets	1,833	23,334
Accounts payable and accrued expenses	101,278	353,545
Net cash used in operating activities	(147,520)	(144,739)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	—	175,250
Cash from sale of common stock, net	1,971,785	—
Proceeds from exercise of common stock warrants	35,317	—
Payments on notes payable	(66,627)	—
	1,940,475	175,250

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,792,955	30,511
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,591	1,080
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,824,546	$31,591

SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—
Taxes paid	$—	$—

Non-cash Transactions:
Common stock for assets	$11,250	$—
Conversion of related party advances to common stock	$415,365	$—
Common stock issued for accrued expenses	$322,627	$—
Common stock issued for cashless exercise of common stock warrants	$1,228	$—

The accompanying notes are an integral part of these financial statements.

TEXAS RARE EARTH RESOURCES CORP STATEMENTS OF SHAREHOLDERS’ EQUITY For Year Ended August 31, 2019 and 2018

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at August 31, 2017	44,941,532	$449,416	$33,068,309	$(34,631,983)	$(1,114,258)

Options issued to Officers and Directors	—	—	88,697	—	88,697
Options issued for services	—	—	118,242	—	118,242
Common stock issued for cash	—	—	—	—	—
Shares issued for services	—	—	—	—	—
Common stock issued for note conversion	—	—	—	—	—
Net loss	—	—	—	(738,338)	(738,338)

Balance at August 31, 2018	44,941,532	449,416	33,275,248	(35,370,321)	(1,645,657)

Options issued to Officers and Directors	—	—	256,637	—	256,637
Options issued for services	—	—	267,880	—	267,880
Common stock issued for cash	5,757,680	57,576	1,922,609	—	1,980,185
Cost of capital	598,666	5,987	(14,387)	—	(8,400)
Common stock issued to SW Range & Wildlife	500,000	5,000	100,000	—	105,000
Common stock issued for services	22,500	225	11,025	—	11,250
Common stock issued to Officers and Directors	2,084,073	20,841	301,786	—	322,627
Warrant Conversion	100,907	1,009	34,308	—	35,317
Cashless exercise of common stock warrants	122,811	1,228	(1,228)	—	—
Warrant extension	—	—	268,621	—	268,621
Common stock issued for note conversion	2,076,825	20,768	394,597	—	415,365
Net loss	—	—	—	(1,206,175)	(1,206,175)

Balance at August 31, 2019	56,204,994	$562,050	$36,817,096	$(36,576,496)	$802,650

TEXAS MINERAL RESOURCES CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2019 AND 2018

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

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Exploration-Stage Company

Effective January 1, 2009, the Company was, and still is, classified as an “exploration stage” company for purposes of Industry Guide 7 of the U.S. Securities and Exchange Commission (“SEC”) Under Industry Guide 7, companies engaged in significant mining operations are classified into three categories, referred to as “stages” - exploration, development, and production. Exploration stage includes all companies that do not have established reserves in accordance with Industry Guide 7. Such companies are deemed to be “in the search for mineral deposits.” Notwithstanding the nature and extent of development-type or production-type activities that have been undertaken or completed, a company cannot be classified as a development or production stage company unless it has established reserves in accordance with Industry Guide 7

Basis of Presentation

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

Property and Equipment

Our property and equipment consist primarily of vehicles, furniture and equipment, and are recorded at cost. Expenditures related to acquiring or extending the useful life of our property and equipment are capitalized. Expenditures for repair and maintenance are charged to operations as incurred. Depreciation is computed using the straight-line method over an estimated useful life of 3-20 years.

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

Revenue Recognition

Revenue is recognized when title passes to the buyer and when collectability is reasonably assured. Title passes to the buyer based on terms of the sales contract. Product pricing is determined based on contractual arrangements with the Company’s customers.

Effective January 1, 2018, the Company adopted ASC Topic 606. In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue recognition, which provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes most existing revenue recognition guidance. The main principle under this guidance is that an entity should recognize revenue at the amount it expects to be entitled to in exchange for the transfer of goods or services to customers.

The Company identified the predominant changes to its accounting policies resulting from the application of this guidance and quantified the impact on its consolidated financial statements. The cumulative effect of the initial adoption of this guidance did not have any significant impact on the Company’s consolidated financial statements as the Company did not have any significant customer contracts in place at August 31, 2018. As a result, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition (“ASC 605”).

The Company’s revenue recognition policies are established in accordance with the Revenue Recognition topics of ASC 606, and accordingly, revenue is recognized when control of the promised goods or services is transferred to our clients, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs including related property and equipment costs. To determine if these costs are in excess of their recoverable amount, periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with ASC 360-10-35-15, Impairment or Disposal of Long-Lived Assets. Exploration costs were approximately $139,000 and $95,000 for the years ended August 31, 2019 and 2018, respectively.

Expected Funding From USA Rare Earth

In August 2018, we executed a joint venture agreement with Morzev, to develop the Round Top Deposit. Terms of the agreement require Morzev to expend up to $10 million to produce a bankable feasibility study. The funds will be allocated in two tranches, the first of $2.5 million to optimize and finalize the metallurgical processing and the remaining $7.5 million to fund the engineering, design, geotechnical work, and permitting necessary for a bankable feasibility study. Upon completion of these funding milestones, Morzev will earn and own 70% of the Round Top Project and will have a six-month option to purchase an additional 10% (bringing its ownership in the Round Top Project to 80%) for a purchase price of $3 million. In August 2019, Morzev assigned this ownership right to USA Rare Earth LLC. In connection with entering into this agreement, Morzev purchased 646,054 shares of Common Stock for $140,000.

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

Amended 2008 Stock Option Plan

In September 2008, the Board adopted our 2008 Stock Option Plan (the “2008 Plan”), which was also approved by our shareholders in September 2008. In May 2011, the board of directors adopted an amendment to our 2008 Plan (the “Amended 2008 Plan”), which was also approved by our shareholders in August 2011. The Amended 2008 Plan increased the number of shares available for grant from 2,000,000 to up to 5,000,000 shares of our common stock for awards to our officers, directors, employees and consultants. On February 15, 2012, our stockholders approved an increase of 2,000,000 of shares of common stock available for issuance under the amended 2008 Stock Option Plan (the “Plan”). As amended, the Plan provides for 7,000,000 shares of common stock for all awards. On February 24, 2016, the stockholders of the Company approved an amendment to the Company’s 2008 Stock Option Plan, pursuant to which the number of shares available under the plan was increase from 7,000,000 to 9,000,000 shares of common stock. Other provisions of the Amended 2008 Plan remain the same as under our 2008 Plan. As of August 31, 2019, a total of 4,635,000 shares of our common stock remained available for future grants under the Amended 2008 Plan.

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

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, modifies and adds disclosure requirements for fair value measurements. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the effects of this ASU on its financial statements and related disclosures.

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. The Company does not anticipate that the adoption of these SEC amendments will have a material effect on the Company’s financial position, results of operations, cash flows or shareholders’ equity.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. This new guidance is effective for the Company in fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the effects of this ASU on its financial statements and related disclosures.

In July 2017, the FASB issued ASU 2017-11, “Earnings per share”, which allows companies to exclude a down round feature when determining whether a financial instrument is considered indexed to the entity’s own stock. As a result, financial instruments with down round features may no longer be required to be accounted classified as liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The Company is currently evaluating the effects of this ASU on its financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for the Company for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a significant impact on its financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230: Classification of Certain Cash Receipts and Cash Payments). This guidance addresses specific cash flow issues with the objective of reducing the diversity in practice for the treatment of these issues. The areas identified include: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and application of the predominance principle with respect to separately identifiable cash flows. The guidance will generally be applied retrospectively and is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a significant impact on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the guidance in former ASC 840, Leases. The new standard, as amended by subsequent ASUs on the Topic, requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. For the Company, this standard is effective for annual reporting periods beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020. Early adoption is permitted. The FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” and ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements” in July 2018. ASU 2018-10 provides certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 provides an optional transition method allowing entities to apply the new lease standard at the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption (modified retrospective approach) as opposed to restating prior period consolidated financial statements. The Company elected to adopt the standard on September 1, 2019. The Company is finalizing its new accounting policies, processes and internal controls. The Company is in the process of quantifying the full impact of the application of the new guidance; however, it expects that adoption of the new standard will not have a material effect on its consolidated statements of operations, will result in a gross-up on our consolidated balance sheets and will have no effect on our consolidated statements of cash flows.

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

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of office furniture, equipment and vehicles. The property and equipment are depreciated using the straight-line method over their estimated useful life of 3-20 years. Our property and equipment, net consist of the following:

	August 31, 2019	August 31, 2018
Furniture & office equipment	$75,606	$75,606
Vehicles	89,185	89,185
Computers & software	48,711	48,711
Field equipment	71,396	71,396
Total cost basis	284,898	284,898
Less: Accumulated depreciation	(284,898)	(284,898)
Property & equipment, net	$—	$—

Depreciation expense for the years ending August 31, 2019 and 2018 was $0 and $5,421, respectively and is included in general and administrative expenses.

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

In August 2019, we paid a delay rental to the State of Texas in the amount of $67,077.

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

In August 2019, we paid a delay rental to the State of Texas of $6,750.

March 2013 Lease

On March 6, 2013, we purchased the surface lease at the Round Top Project, known as the West Lease, from the Southwest Wildlife and Range Foundation, since renamed the Rio Grande Foundation for $500,000 cash and 1,063,830 shares of our common stock. We also agreed to support the Foundation through an annual payment of $45,000 for ten years to support conservation efforts within the Rio Grande Basin and in particular engaging in stewardship of Lake Amistad, a large and well-known fishing lake near Del Rio, Texas. The West Lease comprises approximately 54,990 acres. Most importantly, the purchase of the surface lease gave us unrestricted surface access for the potential development and mining of our Round Top Project. Through our JV partner, we are currently paying $13,235 monthly until the balance owed to the Foundation has been fully paid. We fully intend to continue with the evaluation of the mineral potential of the property, to ultimately mine the property, and to bring the lease current when funds are available.

October 2014 Surface Option and Water Lease

On October 29, 2014, we announced that we had executed agreements with the Texas General Land Office securing the option to purchase the surface rights covering the potential Round Top project mine and plant areas and, separately, a lease to develop the water necessary for the potential Round Top project mine operations. The option to purchase the surface rights covers approximately 5,670 acres over the mining lease and the additional acreage adequate to site all potential heap leaching and processing operations as currently anticipated by the Company. We may exercise the option for all or part of the option acreage at any time during the sixteen year primary term of the mineral lease. The option can be kept current by an annual payment of $10,000. The purchase price will be the appraised value of the surface at the time of exercising the option. All annual payments have been made as of the date of this filing.

The ground water lease secures our right to develop the ground water within a 13,120 acre lease area located approximately 4 miles from the Round Top deposit. The lease area contains five existing water wells. It is anticipated that all potential water needs for the Round Top project mine operations would be satisfied by the existing wells covered by this water lease. This lease has an annual minimum production payment of $5,000 prior to production of water for the operation. After initiation of production we will pay $0.95 per thousand gallons or $20,000 annually, whichever is greater. This lease remains effective as long as the mineral lease is in effect. The minimum production payment for all the fiscal years have been made as of the date of this filing.

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

NOTE 5 – NOTES PAYABLE

In relation to the Foundation lease discussed in Note 4 the Company recorded a note payable for an amount for the initial $45,000 due upon signing of lease and the nine (9) future payments due of $45,000 which has been recorded at its present value discounted with an imputed interest rate of 5% for a total note payable of $364,852. As of the date of this filing, we have not paid the June 2018, 2017 or 2016 installments of our surface lease, in the amount of $45,000 each, to the Southwest Wildlife Foundation. As a result, the full amount of the note payable has been classified as currently due. The note payable balance as of August 31, 2019 was approximately $194,000. The Company has also accrued interest expense as of August 31, 2019 in the amount of $6,500. This unpaid interest is included in accrued liabilities.

Related Party Notes Payable and Advances

The Company had loans totaling $421,415 outstanding as of August 31, 2018 from directors of the Company. The loans were due March 1, 2017, are non-interest bearing, and unsecured.

In July 2019, as additional consideration for the loans, we issued in total 832,830 common stock purchase warrants. The warrants have an exercise price of $0.40 and term of five years. The warrants have a fair value of $268,621 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.880% (ii) estimated volatility of 91% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The $268,621 was recorded as loss on conversion during the year ended August 31, 2109.

The Company issued 2,076,825 common shares to various directors totaling $415,365 in notes payable on August 16, 2019. See summary below:

	Amount	Common Shares	Warrants	Warrants Fair Value
Director	$3,000	15,000	6,000	$1,919
Director	165,500	827,500	331,000	106,796
Director	5,000	25,000	10,000	4,155
Director	1,000	5,000	2,000	831
Director	89,625	448,125	179,250	57,336
Director	151,240	756,200	302,580	96,753
Total converted	$415,365	2,076,825	830,830	$267,790

On January 12, 2017 the Company entered into a loan totaling $10,000 from an officer of the Company. The loans are due July 12, 2017, are non-interest accruing, and unsecured. As of this filing the loans are in default and due upon demand. At origination, as additional consideration for the loans, we issued 20,000 common stock purchase warrants. The warrants have an exercise price of $0.10 and term of five years. The loans have a relative fair value of $6,771 and the warrants have a relative fair value of $3,229 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.87% (ii) estimated volatility of 240% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The notes payable balance as of August 31, 2019 and August 31, 2018 was $4,000 and $10,000. The value of the warrant was amortized to interest expense over the term of the note payable.

The Company has an advance due upon demand of $1,000 as of August 31, 2019 and 2018.

NOTE 6 – INCOME TAXES

The following table sets forth a reconciliation of the federal income tax benefit to the United States federal statutory rate for the years ended August 31, 2018 and 2017:

	2019	2018
Loss before provision for income taxes	$(1,206,000)	$(738,000)

Income tax benefit at 21% statutory rate	253,000	244,000

Increase in valuation allowance	(253,000)	(244,000)

	$—	$—

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as a deferred tax asset and liability.  Significant components of the deferred tax assets are set out below along with a valuation allowance to reduce the net deferred tax asset to zero.

Management has established a valuation allowance because of the potential that the tax benefits underlying deferred tax asset may not be realized.  Significant components of our deferred tax asset at August 31, 2019 and 2018 are as follows:

	2019	2018
Net operating loss carryforward	$4,742,000	$4,572,000

Stock-based compensation	1,781,000	1,728,000

Assets, exploration cost, depreciation and amortization	3,734,000	3,734,000

Impairment of surface lease	474,000	474,000

Less valuation allowance	(10,761,000)	(10,508,000)

Net deferred tax asset	$—	$—

As a result of a change in control effective in April 2007, our net operating losses prior to that date may be partially or entirely unavailable, by law, to offset future income and, accordingly, are excluded from the associated deferred tax asset.

The gross net operating loss carryforward in the approximate amount of $13,384,000 will begin to expire in 2022.  We file income tax returns in the United States and in one state jurisdiction.  With few exceptions, we are no longer subject to United States federal income tax examinations for fiscal years ending before 2011 and is no longer subject to state tax examinations for years before 2010.

We also record any financial statement recognition and disclosure requirements for uncertain tax positions taken or expected to be taken in a tax return.  Financial statement recognition of the tax position is dependent on an assessment of a 50% or greater likelihood that the tax position will be sustained upon examination, based on the technical merits of the position.  Any interest and penalties related to uncertain tax positions are recorded as interest expense. We believe we have no uncertain tax positions at August 31, 2019 and 2018.

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

On November 13, 2018, we received $140,000 for 646,054 common shares as consideration for a joint venture agreement and paid $8,400 to the broker.

On October 17, 2018, we issued 500,000 common shares valued at $105,000 to the director of the Rio Grande Foundation as consideration for not placing us in default on the note payable to the Foundation.

In June 2019, we issued 22,500 shares of our common stock for website services.

In June 2019, we received proceeds in the amount of $35,317 for 100,907 shares of our Common Stock issued upon the exercise of common stock warrants.

In July 2019, we issued 122,811 shares for a cashless exercise of 122,811 Common Stock warrants.

In August 2019, we issued 2,084,073 shares of our Common Stock to our Directors for Directors fees in arrears.

In August 2019, we issued 2,076,825 shares of our Common Stock to certain Directors for the conversion of notes owed to them.

In August 2019, we issued 5,757,680 shares of our Common Stock for $1,971,785 to an investor, including cost of capital in the amount of $8,400 and 598,666 shares of our Common Stock.

During the fiscal year ended August 31, 2019, we issued 1.300,000 options to our Directors.

During the fiscal year ended August 31, 2019, we issued 830,000 options for services.

We have 56,204,994 shares of our common stock outstanding as of August 31, 2019.

The following table sets forth certain information as of August 31, 2019 and 2018 concerning our common stock that may be issued upon the exercise of options not under the Amended 2008 plan and pursuant to purchases of stock under the Amended 2008 Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Grant Date Fair Value

Outstanding at August 31, 2017	5,085,000	$0.36	5.37	$1,808,350

Vested and exercisable at August 31, 2017	5,085,000	0.36	5.37	1,808,350
Options granted	620,000	0.21	7.77	109,431
Options exercised	—	—	—	—
Options cancelled/forfeited/expired	1,785,000	0.44	—	533,296
Outstanding at August 31, 2018	3,920,000	0.32	4.31	1,384,485
Vested and exercisable at August 31, 2018	3,920,000	0.32	4.31	1,384,485
Options granted	2,130,000	0.21	7.48	524,517
Options exercised	—	—	—	—
Options cancelled/forfeited/expired	340,000	0.41	—	146,162
Vested and exercisable at August 31, 2019	5,710,000	$0.28	5.41	$1,762,840

During the year ended August 31, 2019, the Company granted a total of 2,130,000 stock options with a fair value of approximately $524,000 on the date of grant.  The fair value of the options was determined using the Black-Scholes option-pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.5 to 2.9% (ii) estimated volatility of 84% (iii) dividend yield of 0.00% and (iv) expected life of all options of 5 years.

During the year ended August 31, 2018, the Company granted a total of 620,000 stock options with a fair value of approximately $109,000 on the date of grant.  The fair value of the options was determined using the Black-Scholes option-pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.9% (ii) estimated volatility of 102% (iii) dividend yield of 0.00% and (iv) expected life of all options of 5 years.

During the years ended August 31, 2019 and 2018, the Company recognized total stock based compensation expenses of $524,517 and $109,431, respectively, for vesting options.

Warrants

Warrant activity for the years ended August 31, 2019 and 2018 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Grant Date Fair Value

Outstanding at August 31, 2017	16,148,010	$0.38	.84	$3,180,071.35

Vested and exercisable at August 31, 2017	16,148,010	0.38	.84	3,180,071
Warrants granted	701,000	0.20	3.72	97,508
Warrants exercised	—	—	—	—
Warrants cancelled/forfeited/expired	—	—	—	—
Outstanding at August 31, 2018	16,849,010	0.37	.96	3,277,579
Vested and exercisable at August 31, 2018	16,849,010	0.37	.96	3,277,579
Warrants granted	832,830	.20	4.88	268,621
Warrants exercised	223,718	.35	—	44,868
Warrants cancelled/forfeited/expired
Outstanding at August 31, 2019	17,458,122	0.36	1.16	3,501,332

During the year ended August 31, 2019, the Company granted a total of 832,830 common stock warrants with a fair value of approximately $269,000 on the date of grant.  The fair value of the options was determined using the Black-Scholes option-pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.5 to 2.9% (ii) estimated volatility of 84% (iii) dividend yield of 0.00% and (iv) expected life of all warrants of 5 years.

During the year ended August 31, 2018, the Company granted a total of 701,000 stock options with a fair value of approximately $98,000 on the date of grant.  The fair value of the options was determined using the Black-Scholes option-pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.9% (ii) estimated volatility of 102% (iii) dividend yield of 0.00% and (iv) expected life of all warrants of 5 years.

During the years ended August 31, 2019 and 2018, the Company recognized total non-cash interest expense of $268,621 and $97,508, respectively, for vesting warrants.

NOTE 8 – RELATED PARTY TRANSACTIONS

In July 2019, as additional consideration for the loans, we issued in total 832,830 common stock purchase warrants. The warrants have an exercise price of $0.40 and term of five years. The warrants have a fair value of $268,621 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.880% (ii) estimated volatility of 91% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The $268,621 was recorded as non-cash interest expense during the year ended August 31, 2019.

The Company issued 2,076,825 common shares to various directors totaling $415,365 in notes payable on August 16, 2019.

NOTE 9 – SUBSEQUENT EVENTS

None

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended August 31, 2019, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). Management has assessed the effectiveness of internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness, as defined by SEC rules, is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in internal control over financial reporting that were identified are:

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

As a result of the existence of these material weaknesses as of August 31, 2019, management has concluded that we did not maintain effective internal control over financial reporting as of August 31, 2019, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

Changes to Internal Controls and Procedures over Financial Reporting

We intend that our internal control over financial reporting will be modified now that we have adequate funding to allow adding additional advisors to address deficiencies in the financial closing, review and analysis process, which will improve our internal control over financial reporting.

Management’s Remediation Plans

We will look to increase our personnel resources and technical accounting expertise within the accounting function. Management believes that hiring additional knowledgeable personnel with technical accounting expertise will remedy the material weakness: insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our current directors and executive officers.  The term for each director expires at our next Annual Meeting or until his or her successor is appointed and qualified.  The ages of the directors and officers are shown as of August 2019:

Name	Age	Current Office with Company	Positions Held Since
Daniel E. Gorski	82	Director Chief Executive Officer	January 2007 August 2012
Anthony Marchese	63	Director	December 2009
Cecil Wall	88	Director	August 2012
Nicholas Pingitore	75	Director	August 2012
James Wolfe	83	Director	August 2012
Peter Denetclaw	60	Director	August 2019
Clark Moseley	68	Director	August 2019
Wm Chris Mathers	60	Chief Financial Officer	February 2016

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

Dr. Nicholas Pingitore – Dr. Nicholas Pingitore was born in New York City in 1944. Dr. Pingitore holds an AB degree from Columbia College (NYC, 1965) and a Masters (ScM) and PhD from Brown University (Providence RI, 1968 & 1973) in Geology. Since 1977, he has held a full-time faculty appointment at UTEP. In addition to being a Texas Licensed Geoscientist, Dr. Pingitore is a member of the American Chemical Society, Geochemical Society, American Association for the Advancement of Science, American Geophysical Union, Materials Research Society, Mineralogical Society of America, Society of Economic Paleontologists and Mineralogists, and Society of the Sigma Xi. He has served for 25 years as Director of UTEP’s Electron Microprobe Laboratory, and he expects to use this instrument to study the Round Top minerals. The 2,500-foot-square geochemical laboratory that Dr. Pingitore also anticipates using to conduct research sponsored by TMRC includes three x-ray fluorescence units, a high resolution inductively coupled plasma mass spectrometer, various optical microscopes, and sample preparation facilities. Since 2000, he has been project director of approximately $7,000,000 in research funding, and a co-investigator on another $10,000,000 in grants. He has established a record for successfully managing and completing large institutional projects on time and on budget. Dr. Pingitore considers Round Top to be a national treasure. He is ready to bring his wide geologic and chemical experience, his project skills, and his insight from decades of investment in the extractive industries, to help unlock the riches of this deposit. Mr. Pingitore’s extensive experience and education in geology bring valuable expertise to the Board in relation to the Board’s oversight of the Company’s exploration and potential development activities at its Round Top project.  Mr. Pingitore’s specific experience, qualifications, attributes and skills described above led the Board to conclude that Mr. Pingitore should serve as a member of the Board of Directors.

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

Peter Denetclaw, Jr., – Mr. Denetclaw has served as a manager of Freeport McMoran since 2008. Mr. Denetclaw has served as vice-chair of the management committee for Navajo Transitional Energy Company since 2014.

Clark A. Moseley – Mr. Moseley has served as chief executive officer of the Morrow Pacific Project on behalf of Ambre Energy from February 2010 through September 2014. Mr. Moseley has served as chief executive officer for Navajo Transitional Energy Company since December 2014.

Wm. Chris Mathers – Mr. Mathers is a senior finance and accounting professional with more than 30 years of experience in financial accounting, mergers and acquisition, Securities and Exchange Commission compliance and operational and administrative support. Mr. Mathers holds a BBA in Accounting from Southwestern University at Georgetown, Texas, and is a certified public accountant. Mr. Mathers began his career in public accounting in 1981 with the accounting firm of Price Waterhouse focusing on multi-national public audits. From 1983 through 1989, Mr. Mathers was in private practice focusing on tax preparation, and the financial audits of corporations, partnerships and individuals. From 1989 through 1993, Mr. Mathers was a Controller and Administrative Officer of GJR Investments, Inc., a national real estate firm.

Beginning in 1994, Mr. Mathers began work as chief financial officer for several privately and publicly held companies, including: InterSystems, Inc. of Houston, Texas, a multi-state manufacturing firm; Nexus Custom Electronics, Inc., a manufacturer of circuit boards to private industry and the U.S. Department of Defense; Interactive Nutrition International, Inc., Ottawa, Canada, a manufacturer of Nutritional products.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers and any other person, including directors, pursuant to which the officer was selected to serve as an officer.

Family Relationships

None of our Directors are related by blood, marriage, or adoption to any other Director, executive officer, or other key employees.

Other Directorships

No directors of the Company are also directors of issuers with a class of securities registered under Section 12 of the United States Securities Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act).

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

Board of Directors Structure

The Company’s current bylaws require the Board to consist of one or more directors, the number of directors to be determined from time to time by resolution of the stockholders or by resolution of the Board.  The current Board is composed of seven directors.

Director Independence

The Company has four independent directors as of August 31, 2019 as follows:

–	Anthony Marchese

–	Cecil Wall

–	Nicholas Pingitore

–	James R Wolfe

Meetings of the Board and Board Member Attendance at Annual Meeting

During the fiscal year ending August 31, 2019, the Board held two (2) meetings of the Board.  None of the incumbent Directors attended fewer than 75% of the board meetings which occurred during their tenure on the Board.

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

Audit Committee and Audit Committee Financial Experts

The Company has a standing Audit Committee and audit committee charter, which complies with Rule 10A-3 of the Exchange Act. The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is comprised of three (3) directors all of whom, in the opinion of the Board, are independent (in accordance with Rule 10A-3 of the Exchange Act: Anthony Marchese (Chairman), Cecil Wall and Nicholas Pingitore.  Mr. Marchese is a “financial expert” as defined under Item 407(d)(5) of Regulation S-K.

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

Audit Committee Report

The Company’s Audit Committee oversees the Company’s financial reporting process on behalf of the Board.  The Committee has three (3) members, each of whom is “independent” as determined under Rule 10A-3 of the Exchange Act. The Committee operates under a written charter adopted by the Board.

The Committee assists the Board by overseeing the (1) integrity of the Company’s financial reporting and internal control, (2) independence and performance of the Company’s independent auditors, (3) and provides an avenue of communication between management, the independent auditors and the Board.

In the course of providing its oversight responsibilities regarding the audited annual financial statements for the year ended August 31, 2019, the Committee reviewed the audited annual financial statements for the year ended August 31, 2019 with management and the Company’s independent auditors. The Committee reviewed accounting principles, practices, and judgments as well as the adequacy and clarity of the notes to the financial statements.

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

In reliance on the reviews and discussions referred to above, the Committee recommended to the Board, and the Board has approved, that the audited financial statements be included in the Annual Report to the SEC on Form 10-K for the year ended August 31, 2019. The Committee and the Board have also recommended the selection of LBB & Associates Ltd., LLP as independent auditors for the Company for the fiscal year ending August 31, 2019.

Submitted by the Audit Committee Members

–	Anthony Marchese (Chairman)

–	Nicolas Pingitore

–	Cecil Wall

Compensation Committee

The Company has a Compensation Committee comprised of three (3) directors, each of whom, in the opinion of the Board, are independent: Cecil Wall (Chairman), James Wolfe and Anthony Marchese.

The Compensation Committee has adopted a charter. The Compensation Committee is responsible for considering and authorizing terms of employment and compensation of executive officers and providing advice on compensation structures in the various jurisdictions in which the Company operates. The Company’s Chief Executive Officer may not be present during the voting determination or deliberations of his or her compensation; however, the Compensation Committee does consult with the Company’s Chief Executive Officer in determining and recommending the compensation of directors and other executive officers.

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

The Compensation Committee does not and cannot delegate its authority to determine director and executive officer compensation.  Our Compensation Committee and management did not engage the services of an external compensation consultant during fiscal year 2019.

A copy of the Compensation Committee charter is available on the Company’s website at www.TMRC.com.

Compensation Committee Interlocks and Insider Participation

There are no Compensation Committee or Board interlocks among the members of the Company’s Board.

Corporate Governance and Nominating Committee

General

The Company has a Corporate Governance and Nominating Committee composed of 2 directors, James Wolfe and Nicholas Pingitore. It is the opinion of the Board that these two individuals are independent.

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

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years stated for those persons who were, at August 31, 2019 named executive officers.  “Named Executive Officer” means: (a) each Chief Executive Officer, (b) each Chief Financial Officer, (c) each of the three most highly compensated executive officers, or the three most highly compensated individuals acting in a similar capacity, other than the Chief Executive Officer and Chief Financial Officer, at the end of the most recently completed financial year; and (d) each individual who would be an Named Executive Officer under paragraph (c) but for the fact that the individual was neither an executive officer of the Company, nor acting in a similar capacity, at the end of that financial year.

Summary Compensation Table

Name and principal position	Year	Salary (US$)	Option Awards (US$)		All Other Compensation (US$)	Total compensation (US$)
Daniel Gorski	2019	$120,000	$100,000	(1)	$—	$220,000
Chief Executive Officer	2018	$120,000	$—		$—	$120,000

Wm Chris Mathers	2019	$60,000	—		$—	$60,000
Chief Financial Officer	2018	$60,000	$ 93,876	(2)	$—	$153,876

(1)	In October 2018, our Board approved and granted an option to purchase 500,000 shares of common stock to Mr. Gorski. These options are exercisable at $0.20 per share for a period of ten years, vesting immediately and at a fair value of approximately $100,000 using the Black-Sholes pricing model. With respect to these options, the Black-Sholes pricing model was used to estimate the fail value of the option, using the assumption of a risk free interest rate of 2.880%, a dividend yield of 0%, volatility of 220.02 and an expected life of 10 years

(2)	On June 12, 2018, our Board approved and granted an option to purchase 500,000 shares of common stock to Mr. Mathers. These options are exercisable at $0.19 per share for a period of ten years, vesting immediately and at a fair value of $93,876 using the Black-Sholes pricing model. With respect to these options, the Black-Scholes pricing model was used to estimate the fair value of the option, using the assumptions of a risk free interest rate of 2.880%, a dividend yield of 0%, volatility of 222.87% and an expected life of 10 years.

In August 2012, the Company agreed to accrue Mr. Daniel Gorski, in the amount of $120,000 annually in connection with his appointment as Chief Executive Officer of the Company. The Company and Mr. Gorski have not entered into a formal written employment agreement in relation to Mr. Gorski’s compensation and employment terms as Chief Executive Officer. Mr. Mathers has been accruing $60,000 per year pursuant to an at-will employment arrangement. The Company does not believe that its compensation arrangements with its named executive officers creates inherent risks that may have a material adverse effect on the Company. Mr. Gorski is currently owed approximately $381,000 and Mr. Mathers is currently owed approximately $131,000.

Executive Compensation Agreements and Summary of Executive Compensation

Report on Executive Compensation

During the year ended August 31, 2019, the Board and the Company’s Compensation Committee, was responsible for establishing a compensation policy and administering the compensation programs of the Company’s executive officers.

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

 In this regard, during the fiscal year ended August 31, 2019, the Compensation Committee and the Board authorized the issuance of 500,000 stock option awards to Mr. Gorski.

Executive Compensation Agreements

Agreement with Mr. Gorski

The Company pays Mr. Daniel Gorski a salary in the amount of $120,000 annually in connection with his appointment as Chief Executive Officer of the Company.  The Company and Mr. Gorski have not entered into a formal written employment agreement.

Agreement with Wm. Chris Mathers

The Company pays Mr. Wm. Chris Mathers a salary in the amount of $60,000 annually in connection with his appointment as Chief Financial Officer of the Company.  The Company and Mr. Mathers have not entered into a formal written employment agreement.

Outstanding Equity Awards At Fiscal Year-End

There were 4,365,000 stock options fully vested and outstanding as of August 31, 2019.

Nonqualified Deferred Compensation

The Company does not offer nonqualified deferred compensation to any of its named executive officers.

Director Compensation

The following table sets forth the compensation granted to our directors during the fiscal year ended August 31, 2019.  Compensation to directors that are also named executive officers is detailed above and is not included on this table.

Name	Fees Paid or Earned in Cash ($)	Fee Paid or Earned in Stock ($)	Option Awards ($)	Total ($)
Anthony Marchese	$—	$18,750	$—	$18.750
Cecil Wall	$—	$10,500	$—	$10,500
Nicholas Pingitore	$—	$7,500	$—	$7,500
James Wolfe	$—	$7,500	$—	$7,500
Peter Denetclaw, Jr.	$—	$—	$—	$—
Clark A. Moseley	$—	$—	$—	$—

The Company does not currently pay directors’ fees in cash and paid the above-referenced directors’ fees in fiscal 2018 through the issuance of shares of common stock valued at the market price at the time such fees were earned. Each of our directors are reimbursed reasonable out of pocket expenses associated with attending our board meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information as of November 20, 2019, regarding the ownership of the Company’s common stock by: (i) each named officer, each director and all of the Company’s directors and executive officers as a group; and (ii) each person who is known by us to own more than 5% of the Company’s shares of common stock.  The number of shares beneficially owned and the percentage of shares beneficially owned are based on 56,204,994 shares of common stock outstanding as of November 20, 2019.

Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. Shares subject to options that are exercisable within 60 days following November 20, 2019 are deemed to be outstanding and beneficially owned by the optionee for the purpose of computing share and percentage ownership of that optionee but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percent of Class Beneficially Owned
Daniel E. Gorski	7,819,400	(1)	13.4%
Anthony Marchese	5,595,499	(2)	9.5%
Cecil Wall	956,154	(3)	1.7%
Nicholas Pingitore	1,040,239	(4)	1.8%
James Wolfe	626,351	(5)	1.1%
Wm Chris Mathers	540,000	(6)	1.0%
Peter Denetclaw, Jr.	5,111,626	(7)	9.1%
Clark A. Moseley	5,111,626	(8)	9.1%
All directors and executive officers as a group (6 persons)	16,577,643		26.4%

SC Fundamental Value Fund LP	3,600,000	(9)	6.0%
Navajo Transitional Energy Company	5,111,626	(10)	9.1%
Roseland Enterprises, Ltd.	3,950,000	(11)	7.0%

* Less than 1%.

(1)	Represents 5,738,020 shares of Common Stock, (i) 60,000 shares of Common Stock acquirable upon exercise of a 10 year option at an exercise price of $0.45 per share, (ii) 250,000 shares of Common Stock acquirable upon exercise of a 10 year option at an exercise price of $0.22 per share, (iii) 500,000shares of Common Stock acquirable upon exercise of 10 year option at an exercise price of $0.20 per share, (iv) 605,160 shares of Common Stock acquirable upon exercise of a 10 year warrant at an exercise price of $0.10 per share, (v) 302,580 shares of Common Stock acquirable upon exercise of a 5 year warrant at an exercise price of $0.20, and (iv) 363,640 shares of Common Stock acquirable upon exercise of 5 year warrants at an exercise price ranging from $0.35-$0.50.

(2)	Represents (i) the following securities registered in the name of Mr. Marchese (a) 1,624,049 shares of Common Stock, (b) a ten year option to purchase up to 100,000 shares of Common Stock at an exercise price of $0.45 per share (c) a ten year option to purchase up to 240,000 shares of Common Stock at an exercise price of $0.45; (d) a ten year option to purchase up to 250,000 shares of Common Stock at an exercise price of $0.22; (e) a ten year option to purchase up to 500,000 shares of Common Stock at an exercise price of $0.20; (f) a 5 year warrant to purchase up to 550,300 shares of Common Stock at an exercise price of $0.10; (g) a 5 year warrant to purchase up to 275,150 shares of Common Stock at an exercise price of $0.20; (h) a 5 year warrant to purchase up to 145,000 shares of Common Stock at an exercise price ranging from $0.35 - $0.50 and (ii) the following securities registered in the name of the Insiders Trend Fund, LP., an entity in which Mr. Marchese serves as general partner and chief investment officer: 1,140,000shares of Common Stock and 5 year warrants to purchase up to 771,000 shares of Common Stock at an exercise price ranging from $0.10-$0.20.Consists of (i) 616,154 shares of Common Stock owned by Cecil Wall as an individual and Cecil Wall as trustee for the Cecil Wall Trust, which he controls, (ii) a ten year option to purchase up to 100,000 shares of Common Stock at an exercise price of $0.45; (iii) a ten year option to purchase up to 60,000 shares of Common Stock at an exercise price of $0.45; (iv) a ten year option to purchase up to 50,000 shares of Common Stock at an exercise price of $0.22; (v) a ten year option to purchase up to 100,000 shares of Common Stock at an exercise price of $0.20 and a 5 year warrants to purchase up to 30,000 shares of Common Stock at an exercise price ranging from $0.10 - $0.20.

(3)	Consists of (i) 443,295 shares of Common Stock; (ii) a ten year option to purchase up to 100,000 shares of Common Stock at an exercise price of $0.45, (iii) a ten year option to purchase up to 160,000 shares of Common Stock at an exercise price of $0.45; (iv) a ten year option to purchase up to 50,000 shares of Common Stock at an exercise price of $0.22; (v) a ten year option to purchase up to 100,000 shares of Common Stock at an exercise price of $0.20: (vi) five year warrants to purchase up to 18,000 shares of Common Stock ranging from $0.10-$0.20, and 5 year warrants to purchase up to 168,944 shares of Common Stock at an exercise price ranging from $0.35-$0.50.

(4)	Consists of 310,351 shares of Common Stock and (i) a ten year option to purchase up to 100,000 shares of Common Stock at an exercise price of $0.45, (ii) a ten year option to purchase up to 60,000 shares of Common Stock at an exercise price of $0.45; (iii) a ten year option to purchase up to 50,000 shares of Common Stock at an exercise price of $0.22; (iv) a 10 year option to purchase up to 100,000 shares of Common Stock at an exercise price of $0.20 and 5 year warrants to purchase up to 6,000 shares of Common Stock ranging from $0.10-$0.20.

(5)	Includes a ten-year option to purchase up to 500,000 shares of Common Stock at an exercise price of $0.19 and a ten year warrant to purchase up to 40,000 shares of Common Stock at an exercise price of $0.10.

(6)	Includes 1,889,597 shares of Common Stock, 149,000 shares of Common Stock underlying warrants and 475,000 Shares underlying options that are currently exercisable.

(7)	Mr. Denetclaw is deemed to be a beneficial owners of the shares of common stock owned by Navajo Transitional Energy Company.

(8)	Mr. Moseley is deemed to be a beneficial owners of the shares of common stock owned by Navajo Transitional Energy Company.

(9)	Represents shares held by related persons and entities SC Fundamental Value Fund, L.P., SC Fundamental LLC, Peter M. Collery, Neil H. Koffler, John T. Bird, David Hurwitz and SC Fundamental LLC Employee Savings & Profit Sharing Plan. Represents (i) 100,000 shares of Common Stock and, (ii) 3,500,000 Common Stock purchase warrants exercisable at $0.35 per share for a period of five years. Represents shares held by the Navajo Transitional Energy Corp.

(10)	Messrs. Denetclaw and Moseley have voting and investment power with respect to these shares.

(11)	Represents shares held by Roseland Enterprises, LTD

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers, directors, and persons who beneficially own more than 10% of the Company’s common stock, to file reports of ownership and changes in ownership with the SEC.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, the Company believes that during fiscal year ended August 31, 2017 the filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, except as follows: (i) Mr. Denetclaw has failed to file a Form 3 in connection with his election as a director, (ii) Mr. Moseley has failed to file a Form 3 in connection with his election as a director, (iii) Mr. Marchese has failed to file a Form 4 in connection with the receipt of shares of common stock upon conversion of certain indebtedness and upon payment of director fees; (iv) Mr. Gorski has failed to file a Form 4 in connection with the receipt of shares of common stock upon conversion of certain indebtedness and upon payment of director fees; (v) Mr. Wall has failed to file a Form 4 in connection with the receipt of shares of common stock upon conversion of certain indebtedness and upon payment of director fees; (vi) Mr. Pingitore has failed to file a Form 4 in connection with the receipt of shares of common stock upon conversion of certain indebtedness and upon payment of director fees; and (vii) Mr. Wolfe has failed to file a Form 4 in connection with the receipt of shares of common stock upon conversion of certain indebtedness and upon payment of director fees.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal year ended August 31, 2019 we converted advances from certain officers and directors totaling $465,780 into 1,249,325 shares of Common Stock. As of August 31, 2019, there were no advances by officers and directors to the Company.

 In August 2019, the Navajo Transitional Energy Corp. purchased 5,11,625 shares of our common stock for $1,840,185. In connection with this investment, Messrs. Denetclaw and Moseley were elected and appointed directors of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

LBB & Associates Ltd., LLP was the Independent Registered Public Accounting Firm for the Company in the fiscal year ended August 31, 2019.

The Company’s financial statements have been audited by LBB & Associates Ltd., LLP, independent registered public accounting firm, for the years ended August 31, 2019 and 2018. The following table sets forth information regarding the amount billed to us by our independent auditor, LBB & Associates Ltd., LLP for our two fiscal years ended August 31, 2019 and 2018, respectively:

	Years Ended August 31,
	2019	2018
Audit Fees	$40,500	$40,500

Audit Related Fees	$0.00	$0.00

Tax Fees	$0.00	$0.00

All Other Fees	$0.00	$0.00

Total	$40,500	$40,500

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

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The Audit Committee has adopted procedures requiring the Audit Committee to review and approve in advance, all particular engagements for services provided by the Company’s independent auditor. Consistent with applicable laws, the procedures permit limited amounts of services, other than audit, review or attest services, to be approved by one or more members of the Audit Committee pursuant to authority delegated by the Audit Committee, provided the Audit Committee is informed of each particular service. All of the engagements and fees for 2019 were pre-approved by the Audit Committee. The Audit Committee reviews with LBB & Associates Ltd., LLP whether the non-audit services to be provided are compatible with maintaining the auditor’s independence.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Documents filed as part of this Annual Report on Form 10-K or incorporated by reference:

(1)	The financial statements are listed on the “Index to Financial Statements” in Item 8.
(2)	Financial Statement Schedules (omitted because the Company is a smaller reporting issuer).

The following exhibits are attached hereto or are incorporated by reference:

Exhibit No.	Description

2.1	Plan of Conversion, dated August 24, 2012, incorporated by reference to Exhibit 2.1 of our Form 8-K filed with the SEC on August 29, 2012.
3.1	Delaware Certificate of Conversion, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on August 29, 2012.
3.2	Delaware Certificate of Incorporation, incorporated by reference to Exhibit 3.2 of our Form 8-K filed with the SEC on August 29, 2012.
3.3	Delaware Certificate of Amendment, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on March 18, 2016
3.4	Delaware Bylaws, incorporated by reference to Exhibit 3.3 of our Form 8-K filed with the SEC on August 29, 2012.
4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
4.2	Form of Warrant Indenture, incorporated by reference to Exhibit 4.2 of our Form S-1/A filed with the SEC on December 10, 2014.
4.3	Form of Class A Warrant, included as Schedule A in Exhibit 4.2.
4.4	Form of Class B Warrant, included as Schedule B in Exhibit 4.2.
10.1	Amended and Restated 2008 Stock Option Plan, incorporated by reference to Exhibit 10.1 of our Form 10-Q for the period ended May 31, 2011 filed with the SEC on July 15, 2011.
10.2	Mining Lease, incorporated by reference to Exhibit 10.2 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.3	Mining Lease dated November 2011 with the State of Texas(1)
10.4	Purchase option agreement dated September 2014 with the State of Texas(1)
10.5	Groundwater lease dated September 2014 with the State of Texas(1)
10.6	ReeTech Operating Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on July 21, 2015
10.7	Amendment Number One to the Reetech Operating Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on November 30, 2015
10.8	Amendment Number One to the TRER License, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K as filed with the Commission on November 30, 2015
10.9*	Director’s Agreement by and between the Company and Anthony Marchese, incorporated by reference to Exhibit 10.6 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.10*	Summary of Dan Gorski Employment Arrangement(1)
10.11*	Summary of Wm. Chris Mathers Employment Arrangement(1)
10.12*	Option Agreement for Wm. Chris Mathers incorporated by reference to Exhibit 10.21 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.
10.13*	Form of Directors Option Agreement incorporated by reference to Exhibit 10.22 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.
10.14	Consulting Agreement between the Company and Chemetals, Inc., dated January 22, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2013.
10.15	Lease Agreement between the Company and Southwest Range & Wildlife Foundation, Inc., dated March 6, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2013.
10.16	Variation agreement with Morzev PTY LTD. (USA Rare Earth) dated October 2018(1)
10.17	Amended and Restated Option Agreement with Morzev (USA Rare Earth) dated August 2019(1)

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension — Schema

101.CAL(2)	XBRL Taxonomy Extension — Calculations

101.DEF(2)	XBRL Taxonomy Extension — Definitions

101.LAB(2)	XBRL Taxonomy Extension — Labels

101.PRE(2)	XBRL Taxonomy Extension — Presentations

* Management contract or compensatory plan or arrangement.

(1)	Filed herewith.

(2)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at August 31, 2019 and 2018; (ii) Statements of Operations for the years ended August 31, 2019 and 2018; (iii) Statements of Cash Flows for the years ended August 31, 2019 and 2018; (iv) Statements of Shareholders’ Equity for the years ended August 31, 2019 and 2018; and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS MINERAL RESOURCES CORP.

/s/ Daniel E Gorski
Daniel E Gorski, Chief Executive Officer

DATED:  November 27, 2019

/s/ Wm Chris Mathers
Wm Chris Mathers, Chief Financial Officer

DATED:  November 27, 2019

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Daniel E Gorski	Chief Executive Officer, Principal Executive Officer and Director	November 27, 2019
Daniel E Gorski

/s/ Wm Chris Mathers	Chief Financial Officer	November 27, 2019
Wm Chris Mathers

/s/ Cecil C Wall	Director	November 27, 2019
Cecil C Wall

/s/ Nicholas Pingitore	Director	November 27, 2019
Nicholas Pingitore

/s/ James R Wolfe	Director	November 27, 2019
James R Wolfe