Form 10-Q
period 2019-11-30
Texas Mineral Resources Corp.
filed 2020-01-14
CIK 1445942

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

[ ]	Large accelerated filer	[ ]	Accelerated filer
[ ]	Non-accelerated filer	[X]	Smaller reporting company
[ ]	Emerging growth

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [   ] No [X]

Number of shares of issuer’s common stock outstanding at January 9, 2020: 57,805,857.

Texas Mineral Resources Corp.

BALANCE SHEETS

(Unaudited)

	November 30, 2019	August 31, 2019
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,307,490	$1,824,546
Prepaid expenses and other current assets	13,900	4,450
Total current assets	1,321,390	1,828,996

Mineral properties, net	354,234	354,234

TOTAL ASSETS	$1,675,624	$2,183,230

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$837,234	$1,181,820
Advances due to - related party	1,000	5,000
Current portion of note payable	123,362	193,760
Total current liabilities	961,596	1,380,580
Total liabilities	961,596	1,380,580

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of November 30, 2019 and
August 31, 2019, respectively	-	-
Common stock, par value $0.01; 100,000,000 shares authorized,
56,228,508 and 56,204,994 shares issued and outstanding as of
November 30, 2019 and August 31, 2019, respectively	562,285	562,050
Additional paid-in capital	36,821,861	36,817,096
Accumulated deficit	(36,670,118)	(36,576,496)
Total shareholders' equity	714,028	802,650

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,675,624	$2,183,230

The accompanying notes are an integral part of these financial statements.

Texas Mineral Resources Corp.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Period Ended November 30,
	2019	2018
OPERATING EXPENSES
Exploration costs	$1,033	$6,750
General and administrative expenses	89,082	442,675

Total operating expenses	90,115	449,425

LOSS FROM OPERATIONS	(90,115)	(449,425)

OTHER INCOME (EXPENSE)
Interest and other expense	(3,507)	(5,575)
Total other income (expense)	(3,507)	(5,575)

NET LOSS	$(93,622)	$(455,000)

Net loss per share:
Basic and diluted net loss per share	$(0.00)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	56,218,132	45,183,290

The accompanying notes are an integral part of these financial statements.

Texas Mineral Resources Corp.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Period Ended November 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(93,622)	$(455,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	3,507	-
Cashless compensation for related party advances
Stock based compensation	5,000	364,948
Changes in current assets and liabilities:
Prepaid expenses and other assets	(9,450)	2,500
Accounts payable and accrued expenses	(418,491)	40,188
Net cash used in operating activities	(513,056)	(47,364)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash from sale of common stock	-	140,000
Payment on advances due to - related party	(4,000)	-
Net cash used in investing activities	(4,000)	140,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(517,056)	92,636
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,824,546	31,591
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,307,490	$124,227

Non-cash Transactions
Leases paid by third party	$30,476	$-

SUPPLEMENTAL INFORMATION
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Texas Mineral Resources Corp.

STATEMENTS OF SHAREHOLDERS' EQUITY

Period Ended November 30, 2019

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance at August 31, 2019	-	$ -	56,204,994	$562,050	$36,817,096	$36,576,496)	$802,650

Common stock issued for services	-	-	13,514	135	4,865	-	5,000
Warrant conversion	-	-	10,000	100	(100)	-	-
Net loss	-	-	-	-	-	(93,622)	(93,622)
Balance at November 30, 2019	-	$ -	56,228,508	$562,285	$36,821,861	$(36,670,118)	$714,028

The accompanying notes are an integral part of these financial statements.

Texas Mineral Resources Corp.

Notes to Interim Financial Statements

November 30, 2019

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Texas Mineral Resources Corp. (“we”, “us”, “our”, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our annual report on Form 10-K/A, for the year ended August 31, 2019, dated November 27, 2019 as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended August 31, 2019 as reported in our annual report on Form 10-K, have been omitted.

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

Thereafter, assuming production of paying quantities has not been obtained, we may pay additional delay rental fees to extend the term of the lease for successive one (1) year periods pursuant to the following schedule:

	Per Acre	Total
	Amount	Amount
September 2, 2015 – 2019	$75	$67,077
September 2, 2020 – 2024	$150	$134,155
September 2, 2025 – 2029	$200	$178,873

In August 2019, we paid a delay rental to the State of Texas in the amount of $67,077.

Texas Mineral Resources Corp.

Notes to Interim Financial Statements

November 30, 2019

(Unaudited)

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

Thereafter, assuming production of paying quantities has not been obtained, we may pay additional delay rental fees to extend the term of the lease for successive one (1) year periods pursuant to the following schedule:

	Per Acre	Total
	Amount	Amount
November 1, 2015 – 2019	$75	$6,750
November 1, 2020 – 2024	$150	$13,500
November 1, 2025 – 2029	$200	$18,000

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

Texas Mineral Resources Corp.

Notes to Interim Financial Statements

November 30, 2019

(Unaudited)

NOTE 2 – MINERAL PROPERTIES (CONTINUED)

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

NOTE 3 – NOTE PAYABLE

In relation to the Foundation lease discussed in Note 2 the Company recorded a note payable for an amount for the initial $45,000 due upon signing of lease and the nine (9) future payments due of $45,000 which has been recorded at its present value discounted with an imputed interest rate of 5% for a total note payable of $364,852. The Company made payments of approximately $100,000 and was unable to pay as agreed and in January 2019 entered into a settlement and agreed to pay $225,000 in monthly installments of approximately $13,000.

The Company recorded a discount of 5% and amortized $3,507 and $3,750 for the three months ended November 30, 2019 and 2018, respectively. As of November 30, 2019, the note payable is $135,048 offset by a discount of 11,686 or $123,362.

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

On September 16, 2019, the holder of 10,000 of our Common Stock Warrants converted these warrants into 10,000 shares of our Common Stock.

On October 29, 2019, we issued 13,514 shares of our Common Stock to a new Advisory Board Member.

We had 56,228,508 shares of our common stock outstanding as of November 30, 2019.

Texas Mineral Resources Corp.

Notes to Interim Financial Statements

November 30, 2019

(Unaudited)

NOTE 5 – SUBSEQUENT EVENTS

In December 2019, outstanding derivative securities entitling the holders to purchase an aggregate of 1,370,000 shares of common stock were exercised on a cashless basis, resulting in net issuances of an aggregate of 1,017,074 shares of common stock.

In December 2019, we announced the extension of the expiration date of the Class A and Class B warrants to December 7, 2020. As of the date hereof, there are issued and outstanding Class A warrants to purchase an aggregate of 2,998,868 shares of Company common stock at an exercise price of $0.35 per share, and Class B warrants to purchase an aggregate of 3,100,775 shares of Company common stock at an exercise price of $0.50 per share.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”). Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q, include, but are not limited to:

•the progress, potential and uncertainties of our 2018-2019 rare-earth exploration plans at our Round Top project in Hudspeth County, Texas (the “Round Top Project”);

•timing for a completed feasibility study for our Round Top Project;

•the success of getting the necessary permits for future drill programs and future project development;

•expectations regarding our ability to raise capital and to continue our exploration plans on our properties;

•plans regarding anticipated expenditures at the Round Top Project; and

•plans outlined under the section heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Plan of Operation”.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•risks associated with our history of losses and need for additional financing;

•risks associated with our limited operating history;

•risks associated with our properties all being in the exploration stage;

•risks associated with our lack of history in producing metals from our properties;

•risks associated with our need for additional financing to develop a producing mine, if warranted;

•risks associated with our exploration activities not being commercially successful;

•risks associated with increased costs affecting our financial condition;

•risks associated with a shortage of equipment and supplies adversely affecting our ability to operate;

•risks associated with mining and mineral exploration being inherently dangerous;

•risks associated with mineralization estimates;

•risks associated with changes in mineralization estimates affecting the economic viability of our properties;

•risks associated with uninsured risks;

•risks associated with mineral operations being subject to market forces beyond our control;

•risks associated with fluctuations in commodity prices;

•risks associated with permitting, licenses and approval processes;

•risks associated with the governmental and environmental regulations;

•risks associated with future legislation regarding the mining industry and climate change;

•risks associated with potential environmental lawsuits;

•risks associated with our land reclamation requirements;

•risks associated with rare earth and beryllium mining presenting potential health risks;

•risks related to title in our properties

•risks related to competition in the mining and rare earth elements industries;

•risks related to economic conditions;

•risks related to our ability to manage growth;

•risks related to the potential difficulty of attracting and retaining qualified personnel;

•risks related to our dependence on key personnel;

•risks related to our United States Securities and Exchange Commission (the “SEC”) filing history; and

•risks related to our securities.

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

Overview

We are a mining company engaged in the business of the acquisition, exploration and development of mineral properties. We currently hold two eleven-year leases with the GLO, executed in September 2011 and November 2011, respectively, to explore and develop a 950 acre rare earths project located in Hudspeth County, Texas, known as the Round Top Project. We also have prospecting permits covering 9,345 acres adjacent to the Round Top Project. Our principal focus in conjunction with our joint venture partner, USA Rare Earth, is on developing a metallurgical process to concentrate or otherwise extract the metals from the Round Top Project’s rhyolite, and to conduct additional engineering, design, geotechnical work and permitting necessary for a bankable feasibility study. We currently have limited operations and have not established that any of our projects or properties contain any Proven or Probable Reserves under Guide 7.

Rare earth elements are a group of chemically similar elements that usually are found together in nature – they are referred to as the “lanthanide series.” These individual elements have a variety of characteristics that are critical in a wide range of technologies, products, and applications and are critical inputs in existing and emerging applications. Without these elements, multiple high-tech technologies would not be possible. These technologies include:

•Cell phones,

•Computer and television screens,

•Battery operated vehicles,

•Clean energy technologies, such as hybrid and electric vehicles and wind power turbines,

•Fiber optics, lasers and hard disk drives,

•Numerous defense applications, such as guidance and control systems and global positioning systems,

•Advanced water treatment technology for use in industrial, military and

•Outdoor recreation applications

Because of these applications, global demand for REE is projected to steadily increase due to continuing growth in existing applications and increased innovation and development of new end uses. Interest in developing resources domestically has become a strategic necessity as there is limited production of these elements outside of China. Our ability to raise additional funds in order to complete our plan of exploration and, if warranted, development at the Round Top Project may be impacted by future prices for REEs.

As discussed in the filing of our Form 10-K dated August 31, 2019, our Joint Venture partner, USA Rare Earth is currently funding and engaging in the advancement of the Round Top Project, towards obtaining a definitive banking feasibility study per its agreement. Our financial obligation is currently for the Company’s general and administrative expenses.

Since we are currently in the exploration stage with our Joint Venture partner, we currently do not have any producing properties and consequently, we have no current operating income or cash flow and have not generated any revenues. Further exploration will be required before a final evaluation as to the economic and practical feasibility of any of our properties is determined.

Liquidity and Capital Resources

As of November 30, 2019, our accumulated deficit was approximately $36.7-Million and our cash position was approximately $1.3 Million. We had a working capital surplus of approximately $360,000. We, nor our joint venture partner, have not commenced commercial production on any of our mineral properties. We have no revenues from operations and anticipate we will have no operating revenues until we place one or more of our properties into production. All properties are in the exploration stage.

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

As of the date hereof, we have warrants outstanding to purchase an aggregate of 12,694,643 shares of Company common stock held by investors at exercise prices between $.35 per share and $.50 per share, all of which expire in December 2020.   Of these securities: (i) warrants to purchase an aggregate of 6,595,000 shares of Company common stock were privately placed and are exercisable for cash at $.35 per share and there is no effective resale registration statement registering the resale of the underlying shares of common stock upon exercise of these warrants; and (ii) Class A warrants to purchase an aggregate of 2,998,868 shares of Company common stock at an exercise price of $0.35 per share and Class B warrants to purchase an aggregate of 3,100,775 shares of Company common stock at an exercise price of $0.50 per share were issued pursuant to a registration statement and as there is no effective registration statement registering the issuance of the shares of Company common stock upon exercise of the Class A warrants and Class B warrants, holders may exercise for cash if an exemption is available from the registration requirements or on a net exercise basis, with the Company having a redemption right as set forth in the indenture.

Results of Operations

Three months ended November 30, 2019 and November 30, 2018

General & Revenue

We had no operating revenues during the three months ended November 30, 2019 and November 30, 2018. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $36.7 million as of November 30, 2019.

Operating expenses and resulting losses from Operations.

We accrued lease expenses payable to the GLO for the three months ended November 30, 2019 and November 30, 2018, in the amount of approximately $42,900 and $6,750, respectively. These lease payments are due each September and November.

Our general and administrative expenses for the three months ended November 30, 2019 and November 30, 2018, respectively, were approximately $89,000 and $443,000. For the three months ended November 30, 2019 and 2018, this amount included approximately $5,000 and $365,000, respectively, in stock-based compensation to Directors and outside consultants. The remaining expenditures were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

For the three months ended November 30, 2019 and 2018, we recorded interest expense of approximately $3,500 and $5,600, respectively.

We had losses from operations for the three months ended November 30, 2019 and November 30, 2018 totaling approximately $90,000 and $449,000, respectively.

We had net losses for the three months ended November 30, 2019 and November 30, 2018 totaling approximately $94,000 and $455,000, respectively.

Off-Balance Sheet Arrangements

For the three months ended November 30, 2019 and 2018, we have off-balance sheet arrangements for annual payments in relation to the mineral leases as disclosed in foot note 2 of the financial statements.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended August 31, 2019 as filed with the SEC on November 27, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as set forth below, all unregistered sales of equity securities during the period covered by this Quarterly Report were previously disclosed in our current reports on Form 8-K or quarterly reports on Form 10-Q.

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (C)
September 2019	Common Stock	10,000	Investor	$Nil	Cashless Exercise	Sec. 4(a)(2) and Sec. 3(a)(9)
October 2019	Common Stock	13,514	Director	$Nil	Services	Sec. 4(a)(2)
December 2019	Common Stock	1,017,074	Officer, Director and Third Party	$Nil	Cashless Exercise	Sec. 4(a)(2) and Sec. 3(a)(9)
January 2020	Common Stock	560,279	Investor	$Nil	Cashless Exercise	Sec. 3(a)(9)

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

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit No.	Description
2.1	Plan of Conversion, dated August 24, 2012, incorporated by reference to Exhibit 2.1 of our Form 8-K filed with the SEC on August 29, 2012.
3.1	Delaware Certificate of Conversion, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on August 29, 2012.
3.2	Delaware Certificate of Incorporation, incorporated by reference to Exhibit 3.2 of our Form 8-K filed with the SEC on August 29, 2012.
3.3	Delaware Certificate of Amendment, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on March 18, 2016
3.4	Delaware Bylaws, incorporated by reference to Exhibit 3.3 of our Form 8-K filed with the SEC on August 29, 2012.
4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
4.2	Form of Warrant Indenture, incorporated by reference to Exhibit 4.2 of our Form S-1/A filed with the SEC on December 10, 2014.
4.3	Form of Class A Warrant, included as Schedule A in Exhibit 4.2.
4.4	Form of Class B Warrant, included as Schedule B in Exhibit 4.2.
5.1	Legal opinion(1)
10.1	Amended and Restated 2008 Stock Option Plan, incorporated by reference to Exhibit 10.1 of our Form 10-Q for the period ended May 31, 2011 filed with the SEC on July 15, 2011.
10.2	Mining Lease, incorporated by reference to Exhibit 10.2 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.3

Mining Lease dated November 2011 with the State of Texas, incorporated by reference to Exhibit 10.3 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.4

Purchase option agreement dated September 2014 with the State of Texas, incorporated by reference to Exhibit 10.4 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.5

Groundwater lease dated September 2014 with the State of Texas, incorporated by reference to Exhibit 10.5 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.6	ReeTech Operating Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on July 21, 2015.
10.7	Amendment Number One to the Reetech Operating Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on November 30, 2015.
10.8	Amendment Number One to the TRER License, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K as filed with the Commission on November 30, 2015.
10.9*

Director’s Agreement by and between the Company and Anthony Marchese, incorporated by reference to Exhibit 10.6 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.

10.10*

Summary of Dan Gorski Employment Arrangement, incorporated by reference to Exhibit 10.10 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.11*

Summary of Wm. Chris Mathers Employment Arrangement, incorporated by reference to Exhibit 10.11 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

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

10.16

Variation agreement with Morzev PTY LTD. (USA Rare Earth) dated October 2018, incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.17

Amended and Restated Option Agreement with Morzev (USA Rare Earth) dated August 2019, incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

31.1	Certification by Chief Executive Officer
31.2	Certification by Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer

101.INS(2)	XBRL Instance Document
101.SCH(2)	XBRL Taxonomy Extension - Schema
101.CAL(2)	XBRL Taxonomy Extension - Calculations
101.DEF(2)	XBRL Taxonomy Extension – Definitions
101.LAB(2)	XBRL Taxonomy Extension - Labels
101.PRE(2)	XBRL Taxonomy Extension – Presentations

* Management contract or compensatory plan or arrangement.

(1)Filed herewith.

(2)Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at August 31, 2018 and 2017 and May 31, 2019 and 2018; (ii) Statements of Operations for the years ended August 31, 2018 and 2017 and the nine months ended May 31, 2019 and 2018; (iii) Statements of Cash Flows for the years ended August 31, 2018 and 2017 and the nine months ended May 31, 2019 and 2018; (iv) Statements of Shareholders’ Equity for the years ended August 31, 2018 and 2017 and the nine months ended May 31, 2019 and 2018; and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS MINERAL RESOURCES CORP.

Date: January 14, 2020

/s/ Daniel E. Gorski
Daniel E. Gorski, duly authorized officer
Chief Executive Officer and Principal
Executive Officer

Date: January 14, 2020

/s/ Wm Chris Mathers
Wm Chris Mathers, Chief Financial Officer and
Principal Financial and Accounting Officer