Form 10-K/A
period 2019-08-31
Texas Mineral Resources Corp.
filed 2020-06-03
CIK 1445942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2019

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-53482

TEXAS MINERAL RESOURCES CORP.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-0294969
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

516 South Spring Avenue
Tyler, Texas	75702
(Address of Principal Executive Offices)	(Zip Code)

(361) 790-5831

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
--	--	--

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock, par value $0.01

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ] No [X]

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

[ ]	Large accelerated filer	[ ]	Accelerated filer
[ ]	Non-accelerated filer (Do not check if a smaller reporting company)	[X]	Smaller reporting company
[ ]	Emerging growth company

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

EXPLANATORY NOTE

Texas Mineral Resources Corp. (“we”, “our” or “us”) is filing this Amendment No. 1 (this “Form 10–K/A”) to amend our Annual Report on Form 10–K for the year ended August 31, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on November 27, 2019, to amend and restate our financial statements and related footnote disclosures as of August 31, 2019 resulting from a re–evaluation of our accounting in fiscal 2019 to reflect non-cash charges resulting from (i) issuances of common stock for settlement of accrued compensation due employees, officers and directors based upon a stock price on the date that the Board approved the issuance of stock for services rendered rather than at the end of each quarter in which the liability was incurred, and (ii) amendments to our debt agreements with related parties and the Rio Grande Valley Foundation. As a result of this re-evaluation as of August 31, 2019, total liabilities at August 31, 2019 were increased by $51,486, a non-cash expense charge increased net loss during fiscal 2019 and total accumulated deficit at August 31, 2019 by $1,175,199. In addition, after the filing of this Form 10–K/A, we will be filing an amendment to our Quarterly Report on Form 10–Q for the quarterly period ended November 30, 2019.

Background of the Restatement

Effective February 6, 2020, LBB & Associates (“LBB”), the Company’s independent registered public accounting firm, was suspended by the SEC. As a result of this suspension, on March 2, 2020, LBB resigned as the independent registered public accounting firm of the Company.

On March 6, 2020, the Audit Committee of the Board of Directors of the Company appointed Ham, Langston and Brezina, L.L.P. (“HLB”) to serve as the Company’s independent registered public accounting firm for the fiscal year ended August 31, 2020. In addition, we received notification from the SEC that we may not include audit reports or consents issued by LBB in our filings with the SEC. The Audit Committee of the Board of Directors of the Company engaged HLB to re-audit the fiscal years ended August 31, 2019 and 2018 contained in this Form 10-K/A.

In May 2020, our management and Board of Directors concluded that our previously issued financial statements and financial information relating to the fiscal year ended August 31, 2019, and quarter ended November 30, 2019, required adjustment. The Audit Committee’s and the Board’s decision to restate our financial statements for the fiscal year ended August 30, 2019 and for the quarter ended November 30, 2019 arose from the re–evaluation of our accounting for (i) issuances of common stock for noncash settlement of accrued compensation due employees, officers and directors based upon a stock price on the date that the Board approved the issuance of stock for services rendered rather than at the end of each quarter in which the liability was incurred, and (ii) amendments to our debt agreements with related parties and the Rio Grande Valley Foundation. The Audit Committee discussed this accounting issue with HLB, our independent registered public accounting firm, and the firm supported this determination.

Effect of the Restatement on Financial Statements

For a description of the effect of the restatement as of and for the year ended August 31, 2019 (including the unaudited quarterly periods for the year then ended), see “Note 3. Restatement” and “Note 12. Quarterly Data” to our financial statements in “Item 8. Financial Statements and Supplementary Data” contained herein.

Our Principal Executive Officer and Principal Financial Officer are providing currently dated certifications in connection with this Annual Report on Form 10–K/A. These certifications are filed as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to:

•the progress, potential and uncertainties of our 2019-2020 rare-earth exploration program at our Round Top Project, located near Sierra Blanca, Texas;

•cost, timing and actual obtainable results from and of feasibility studies, including PEAs for our Round Top Project;

•the success of getting the necessary permits for future drill programs and future project exploration;

•expectation that USA Rare Earth will fund its up to $10 million obligation to further develop the Round Top Project;

•expectations regarding the ability to raise the significant required capital to continue our exploration plans on the Round Top Project (subsequent to completion of the assumed $10 million of USA Rare Earth funding); and

•plans regarding anticipated expenditures at the Round Top Project.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•risks associated with our ability to continue as a going concern;

•risks associated with our history of losses and need for additional financing (both from the contemplated USA Rare Earth funding and subsequent to such expected financing);

•risks associated with our limited operating history;

•risks associated with our properties all being in the exploration stage;

•risks associated with our lack of history in producing metals from the Round Top Project;

•risks associated with a shortage of equipment and supplies;

•risks associated with our need for additional financing to develop the Round Top Project;

•risks associated with our exploration activities not being commercially successful;

•risks associated with ownership of surface rights and other title issues with respect to our Round Top Project;

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

In October 2014, we executed agreements with the GLO securing the option to purchase the surface rights covering the potential Round Top Project mine and plant areas and, separately, a lease to develop the water necessary for the potential Round Top Project mine operations. The option to purchase the surface rights covers approximately 5,670 acres over the mining lease and the additional acreage adequate to site all potential heap leaching and processing operations as currently anticipated by the Company. We may exercise the option for all or part of the option acreage at any time during the sixteen-year primary term of the mineral lease. The option can be kept current by an annual payment of $10,000. The purchase price will be the appraised value of the surface at the time of exercising the option. The ground water lease secures our right to develop the ground water within a 13,120-acre lease area located approximately 4 miles from the Round Top deposit. The lease area contains five existing water wells. It is anticipated that all potential water needs for the Round Top Project mine operations will be satisfied by the existing wells covered by this water lease. This lease has an annual minimum production payment of $5,000 prior to production of water for the operation. After initiation of production we will pay $0.95 per thousand gallons or $20,000 annually, whichever is greater. This lease remains effective as long as the mineral lease is in effect.

In March 2015, we conducted a trial mining test during which we mined 500-tonnes of rhyolite, transported and crushed the ore to 80% passing a one-inch screen. This rock is now stockpiled and is expected to be used in our contemplated pilot plant development.

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

During 2017, TMRC in association with Penn State University, REE Tech and Inventure Renewables of Tuscaloosa, Alabama, jointly applied for a Department of Energy grant to evaluate the economic potential of rare earth elements associated with Appalachian coal deposits. Our group was awarded the first phase of this grant on October 19, 2017. Work in progress consists of our identification of a resource, developing the physical metallurgy to concentrate the minerals (Penn State) and developing the CIX/CIC process to separate the individual rare earth elements and to separate and refine various other elements including iron and aluminum (Inventure and K-Tech).

In August 2019, we published a PEA prepared in accordance with Canadian NI 43-101 specifications. The PEA calls for a 20,000 tons per day heap leach operation producing three basic revenue streams, one a REE stream, two a tech metal stream that includes lithium and uranium, and a third consisting of a variety of industrial and fertilizer sulfate products.

Cautionary Note to Investors: The PEA has been prepared in accordance with Canadian National Instrument 43-101 — Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) — CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended. The Company has voluntarily had the PEA prepared in accordance with NI 43-101 but the Company is not subject to regulation by Canadian regulatory authorities and no Canadian regulatory authority has reviewed the PEA or passed upon its accuracy or compliance with NI 43-101. The terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with NI 43-101. These definitions differ from the definitions in SEC Industry Guide 7 under the United States Securities Act of 1933, as amended (the “Securities Act”). Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate governmental authority. In addition, the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource” are defined in NI 43-101; however, these terms are not defined terms under SEC Industry Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into reserves. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC Industry Guide 7 standards as in place tonnage and grade without reference to unit measures. Accordingly, information in the PEA contains descriptions of our mineral deposits that may not be comparable to similar information made public by United States companies subject to the reporting and disclosure requirements under the United States federal securities laws and the rules and regulations thereunder. Our project as described in the PEA currently does not contain any known proven or probable ore reserves under SEC Industry Guide 7 reporting standards. U.S. investors are urged to consider closely the disclosure in the Registrant’s latest reports and registration statements filed with the SEC. U.S. Investors are cautioned not to assume that any defined resources in these categories will ever be converted into SEC Guide 7 compliant reserves.

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

Current and Planned Exploration Activities

USA Rare Earth is currently funding and engaging in the advancement of the Round Top Project, towards obtaining a definitive banking feasibility study per its agreement. Approximately $185,500 has been funded by USA Rare Earth through the date of the original filing of our 10-K with the SEC on November 27, 2019.

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

Available Information

We make available, free of charge, on or through our Internet website, at www.TMRC.com our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended (“Exchange Act”). Our Internet website and the information contained therein or connected thereto are not intended to be, and are not incorporated into this annual report.

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

During the fiscal year ended August 31, 2019, we had no revenues. For the fiscal year ended August 31, 2019, our net loss was approximately $2.4 million and our accumulated deficit at August 31, 2019 was approximately $37.8 million. At August 31, 2019, our cash position was approximately $1.8 million and our working capital surplus was approximately $0.4 million. We have not commenced commercial production on any of our mineral properties. We have no revenues from operations and anticipate we will have no operating revenues until we place one or more of our properties into production. All of our properties are in the exploration stage. We will need to raise additional funding to implement our business strategy (whether from USA Rare Earth or through other best efforts), the failure of which could cause us to curtail or cease our operations.

During the next 12 months, USA Rare Earth is expected to fund the expenditure of up to $2,500,000 to optimize the leaching and developing of the CIX/CIC processing of the Round Top Project. This work will consist of mining and crushing an additional 500 tonnes of rhyolite and setting up and equipping a facility to conduct the column leaching. It is estimated that the project will require additional time and further expenditure of an approximate amount of up to $7,500,000 to prepare a bankable feasibility study. We anticipate (but there can be no assurance) that USA Rare Earth will fund these required expenditures, and the failure of USA Rare Earth to fund will require us to effect best efforts to raise sufficient capital to finish this work. We currently do not have any funds to complete exploration and development work on the Round Top Project, which means that we are reliant upon USA Rare Earth or best efforts financings for our immediate working capital needs. Failure to obtain sufficient financing may result in the delay or indefinite postponement of exploration and development or contemplated production at the Round Top Project. This includes our leases over claims covering the principal deposits at the Round Top Project, which may expire unless we expend minimum levels of expenditures over the terms of such leases. We cannot be certain that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable or acceptable to us. Our ability to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions as well as our business performance.

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

We have no history of producing metals from the Round Top Project. The Round Top Project is an exploration stage property in the early stage of exploration and evaluation. Advancing properties from exploration into the development stage requires significant capital and time, and successful commercial production from the Round Top Project, if any, will be subject to completing feasibility studies, permitting and construction of the mine, processing plants, roads, and other related works and infrastructure. As a result, we are subject to all of the risks associated with developing and establishing new mining operations and business enterprises including:

•completion of feasibility studies to verify reserves and commercial viability, including the ability to find sufficient REE or gold reserves to support a commercial mining operation;

•the timing and cost, which can be considerable, of further exploration, preparing feasibility studies, permitting and construction of infrastructure, mining and processing facilities;

•the availability and costs of drill equipment, exploration personnel, skilled labor and mining and processing equipment, if required;

•the availability and cost of appropriate smelting and/or refining arrangements, if required, and securing a commercially viable sales outlet for our products;

•compliance with environmental and other governmental approval and permit requirements;

•the availability of funds to finance exploration, development and construction activities, as warranted;

•potential opposition from non-governmental organizations, environmental groups, local groups or local inhabitants which may delay or prevent development activities;

•potential increases in exploration, construction and operating costs due to changes in the cost of fuel, power, materials and supplies; and

•potential shortages of mineral processing, construction and other facilities related supplies.

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

Our long-term success depends on our ability to identify mineral deposits in the Round Top Project or other properties we may acquire, if any, that we can then develop into commercially viable mining operations. Our belief that the Round Top Project contains commercially exploitable minerals has been based solely on preliminary tests that we have conducted and data provided by third parties, including the data published in various third party reports. There can be no assurance that the tests and data upon which we have relied is correct or accurate. Moreover, mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. Unusual or unexpected geologic formations and the inability to obtain suitable or adequate machinery, equipment or labor are risks involved in the conduct of exploration programs. The success of mineral exploration and development is determined in part by the following factors:

•the identification of potential mineralization based on analysis;

•the availability of exploration permits;

•the quality of our management and our geological and technical expertise; and

•the capital available for exploration.

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

Mining and mineral exploration involves various types of risks and hazards, including:

•environmental hazards;

•power outages;

•metallurgical and other processing problems;

•unusual or unexpected geological formations;

•personal injury, flooding, fire, explosions, cave-ins, landslides and rock-bursts;

•inability to obtain suitable or adequate machinery, equipment, or labor;

•metals losses;

•fluctuations in exploration, development and production costs;

•labor disputes;

•unanticipated variations in grade;

•mechanical equipment failure; and

•periodic interruptions due to inclement or hazardous weather conditions.

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

Estimates can be imprecise and depend upon geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. We cannot assure you that:

•these interpretations and inferences will be accurate;

•mineralization estimates will be accurate; or

•this mineralization can be mined or processed profitably.

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

Analytical Uncertainties

All resource and grade estimates are based on state of the art analytical methods. However, any procedure for analyzing small amounts of metals in a chemically complex matrix may be subject to error and other uncertainties.

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

Our current and future operations are and will be governed by laws and regulations, including:

•laws and regulations governing mineral concession acquisition, prospecting, development, mining and production;

•laws and regulations related to exports, taxes and fees;

•labor standards and regulations related to occupational health and mine safety;

•environmental standards and regulations related to waste disposal, toxic substances, land use and environmental protection; and

•other matters.

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

Reclamation may include requirements to:

•control dispersion of potentially deleterious effluents;

•treat ground and surface water to drinking water standards; and

•reasonably re-establish pre-disturbance land forms and vegetation.

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

Pandemics, including the recent outbreak of the coronavirus, could cause delays in our exploration and development activities and could negatively impact the availability and cost of future borrowings.

In March 2020, the World Health Organization designated the new coronavirus (“COVID-19”) as a global pandemic. Federal, state and local governments have mandated orders to slow the transmission of the virus, including but not limited to shelter-in-place orders, quarantines, restrictions on travel, and work restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic effects of the pandemic has resulted in significant volatility in the financial markets.

The restrictions put in place by federal, state and local governments could delay our exploration and development plans related to the Round Top Project. We continue to move forward on the project in an effort to obtain a bank feasibility study; however, restrictions on the number of personnel that can gather in a single location and work restrictions on vendor businesses may delay aspects of the project until such restrictions are lifted. Furthermore, the impact of the pandemic on the global economy could also negatively impact the availability and cost of future borrowings should the need arise.

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

The market for our Common Stock is limited, sporadic and volatile. Any failure to develop or maintain an active trading market could negatively affect the value of our shares and make it difficult or impossible for you to sell your shares.

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

As of February 29, 2020, we have 60,995,775 shares of Common Stock issued and outstanding, and 16,719,922 shares of our Common Stock underlying derivative securities at exercise prices between $0.19 and $0.50 per share, expiring through 2028.

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

Shares of our Common Stock have historically been thinly traded. Currently there is a limited, sporadic and highly volatile market for our Common Stock, and no active market for our Common Stock may develop in the future. As a result, our stock price as quoted by the OTC QB may not reflect an actual or perceived value. Moreover, several days may pass before any shares are traded; meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including, but not limited to:

•we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume; and

•stock analysts, stock brokers and institutional investors may be risk-averse and reluctant to follow a micro-cap company such as ours that faces financing and operational risk until such time as we become more viable.

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

Thereafter, assuming production of paying quantities has not been obtained, we may pay additional delay rental fees to extend the term of the lease for successive one (1) year periods pursuant to the following schedule:

	Per Acre	Total
	Amount	Amount
September 2, 2015 – 2019	$75	$67,077
September 2, 2020 – 2024	150	134,155
September 2, 2025 – 2029	200	178,873

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

Thereafter, assuming production of paying quantities has not been obtained, we may pay additional delay rental fees to extend the term of the lease for successive one (1) year periods pursuant to the following schedule:

	Per Acre	Total
	Amount	Amount
November 1, 2015 – 2019	$75	$6,750
November 1, 2020 – 2024	150	13,500
November 1, 2025 – 2029	200	18,000

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

In December 2013 we published a PEA based on a 20,000 tonness per day heap leaching operation. This PEA called for the marketing of rare earth elements and uranium only and used the prices existing at that time.

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

In March 2011, the Company completed an analysis of 1,103 drill samples from the 1984-88 drilling program initially conducted on the Round Top Project by third party operators. All or a portion of forty-six out of an estimated two hundred fifty existing drill holes have been re-logged and re-analyzed. The rare earth element and other metals are consistent with the original study by the Texas Bureau of Geology that was published in the Geological Society of America, Special Paper 246 in 1990. This study first described the rare metal content of the large mass of intrusive igneous rock that makes up the body of Round Top Mountain, and is the basis for our interest in this deposit. The nine drill holes cited below were selected because they are widely distributed and roughly define an area approximately six thousand feet by four thousand feet within the approximate seven thousand-foot known diameter of the intrusive rhyolite body. They intersected the entire body of the rhyolite.

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

In order to acquire and earn the 70% interest in the Round Top Project, Morzev must perform and complete the following:

(i)expend a total of $2,500,000 for mining operations on the Round Top Project within 12 – 18 months of August 2018 (inclusion of the $140,000 common stock purchase); and

(ii)fund what is remaining to complete a bank feasibility study on the Round Top Project, up to a maximum of $7,500,000, with the remaining amount to be contributed equally between Morzev and the Company.

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

Morzev shall have the option to acquire from the Company an additional 10 percent interest (10%) in the Round Top Project by:

(i)providing written notice to the Company within 180 days of the completion of the bankable feasibility study; and

(ii)paying to the Company $3,000,000.

The additional option is only relevant if Morzev earns a 70% interest in the Round Top Project.

Morzev presently serves as the project manager of Round Top, with responsibility to manage, supervise, direct, and control the mining operations with respect to Round Top.

On August 26, 2019, we executed an amended and restated option agreement whereby Morzev assigned its interest in the option to USA Rare Earth LLC.

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

Fiscal Year 2019	High	Low
Quarter ended August 31, 2019	$0.5	$0.28
Quarter ended May 31, 2019	$0.45	$0.19
Quarter ended February 28, 2019	$0.25	$0.21
Quarter ended November 30, 2018	$0.29	$0.17

Fiscal Year 2018	High	Low
Quarter ended August 31, 2018	$0.34	$0.17
Quarter ended May 31, 2018	$0.20	$0.15
Quarter ended February 28, 2018	$0.21	$0.14
Quarter ended November 30, 2017	$0.22	$0.17

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

The following table sets forth certain information as of August 31, 2019 concerning our Common Stock that may be issued upon the exercise of options or warrants or pursuant to purchases of stock under the Amended 2008 Plan:

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options	(b) Weighted- Average Exercise Price of Outstanding Options	I Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	4,365,000	$0.28	4,635,000
Nonplan equity compensation	1,345,000	$0.27	-
Total	5,710,000	$0.28	4,635,000

Recent Sales of Unregistered Securities During Fiscal 2019

Except as set forth below, all unregistered sales of equity securities during the period covered by the Annual Report were previously disclosed in our current reports on Form 8-K or quarterly reports on Form 10-Q.

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption(E)
August 2019	Common Stock	5,111,626	Investor	$1,840,185	Cash	Sec. 4(a)(2)
August 2019	Common Stock	2,142,897(A)	Directors	non-cash	Services	Sec. 4(a)(2)
August 2019	Common Stock	2,076,825(B)	Directors	non-cash	Debt conversions	Sec. 4(a)(2)
August 2019	Common Stock Warrants	2,564,190(C)	Directors	non-cash	Consideration for Debt Extension	Sec. 4(a)(2)
August 2019	Common Stock Warrants	720,000(D)	Consultant	non-cash	Services	Sec. 4(a)(2)

(A)Common Stock issued pursuant to Board services in lieu of cash compensation.

(B)Common Stock issued pursuant to loans made to the Company on behalf of certain Directors and Officers.

(C)Common Stock Warrants issued pursuant to consideration for debt extensions on behalf of certain Directors and Officers. Each warrant is exercisable for a 5-year term at an exercise price of $0.20.

(D)Common Stock Warrants issued pursuant to a consulting agreement for legal services.

(E)With respect to sales designated by “Sec. 4(a)(2),” these shares were issued pursuant to the exemption from registration contained in to Section 4(a)(2) of the Securities Act as privately negotiated, isolated, non-recurring transactions not involving any public offer or solicitation. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

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

Liquidity and Capital Resources

At August 31, 2019, our accumulated deficit was approximately $37,752,000 and our cash position was approximately $1,825,000. In August 2019, we issued 5,111,626 shares of common stock for $1,840,185. We had a working capital surplus of approximately $397,000. We have not commenced commercial production on any of our mineral properties. We have no revenues from operations and anticipate we will have no operating revenues until we place one or more of our properties into production. All properties are in the exploration stage.

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

Results of Operations

Fiscal Years ended August 31, 2019 and 2018

Revenue

During the fiscal year ended August 31, 2019 we had no revenues For the fiscal year ended August 31, 2019, our net loss was approximately $2,381,000. We had no operating revenues during the fiscal years ended August 31, 2019 and 2018. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $37,752,000 as of August 31, 2019.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the fiscal years ended August 31, 2019 and 2018, in the amount of approximately $139,000 and $95,000, respectively. Expenditures during fiscal year 2019 and 2018 were primarily for metallurgical testing.

Our general and administrative expenses for the fiscal year ended August 31, 2019 were approximately $866,000 of which approximately $570,000 were stock compensation for services. The remaining expenditures were primarily for accrued payroll, professional fees and other general administrative expenses necessary for our operations.

Our general and administrative expenses for the fiscal year ended August 31, 2018 were approximately $518,000 of which approximately $109,000 were for stock compensation for services. The remaining expenditures were primarily for accrued payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

We had losses from operations for the fiscal years ended August 31, 2019 and 2018 totaling approximately $1,005,000 and $618,000, respectively and net losses for the fiscal years ended August 31, 2019 and 2018 totaling approximately $2,381,000 and $738,000, respectively. During the year ended August 31, 2019, we recognized a noncash loss on extinguishment of debt totaling $722,000 related to modifications to advances received from related parties which included the addition of a substantive conversion option. In addition, we recognized a noncash loss on settlement of accrued liabilities totaling $642,000 during the year ended August 31, 2019 related to shares issued for settlement of accrued compensation due employees, officers and directors. We had interest expense of approximately $21,000 and $121,000 for the fiscal years ended August 31, 2019 and 2018, respectively.

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

Emphasis of Matter

As discussed in Note 3, the accompanying financial statements have been restated for accounting adjustments. In connection with the restatement of the accompanying financial statements, the Company has identified material weaknesses in internal control over financial reporting related to the ineffectiveness of controls over accounting for complex transactions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audits of the financial statements.

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

/S/ HAM, LANGSTON & BREZINA, L.L.P.

We have served as the Company’s auditor since 2019.

Houston, Texas

May 29, 2020

TEXAS MINERAL RESOURCES CORP.

BALANCE SHEETS

	August 31, 2019	August 31, 2018
	(As Restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,824,546	$31,591
Prepaid expenses and other current assets	4,450	3,333
Total current assets	1,828,996	34,924

Mineral properties, net	354,234	354,234
Deposits	-	4,000

TOTAL ASSETS	$2,183,230	$393,158

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,118,070	$1,314,763
Advance– due to - related party	190,454	421,415
Current portion of note payable	123,542	302,637
Total current liabilities	1,432,066	2,038,815
Total liabilities	1,432,066	2,038,815

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of August 31, 2019 and August 31, 2018, respectively	-	-
Common stock, par value $0.01; 100,000,000 shares authorized, 56,204,994 and 44,941,532 shares issued and outstanding as of August 31, 2019 and August 31, 2018, respectively	562,050	449,416
Additional paid-in capital	37,940,809	33,275,248
Accumulated deficit	(37,751,695)	(35,370,321)
Total shareholders’ equity (deficit)	751,164	(1,645,657)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$2,183,230	$393,158

The accompanying notes are an integral part of these financial statements.

TEXAS MINERAL RESOURCES CORP.

STATEMENTS OF OPERATIONS

For the Years Ended August 31, 2019 and 2018

	2019	2018
	(As Restated)
OPERATING EXPENSES
Exploration costs	$139,198	$95,452
Impairment of mineral properties	-	4,360
General and administrative expenses	865,566	518,001

Total operating expenses	1,004,764	617,813

LOSS FROM OPERATIONS	(1,004,764)	(617,813)

OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	(721,689)	-
Loss on settlement of accrued liabilities	(641,677)	-
Other income	7,767	-
Interest and other expense	(21,011)	(120,525)
Total other income (expense)	(1,376,610)	(120,525)

NET LOSS	$(2,381,374)	$(738,338)

Net loss per share:
Basic and diluted net loss per share	$(0.05)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	46,737,894	44,941,533

The accompanying notes are an integral part of these financial statements.

TEXAS MINERAL RESOURCES CORP.

STATEMENTS OF CASH FLOWS

For the Years Ended August 31, 2019

	2019	2018
	(As Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,381,374)	$(738,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount	21,011	97,508
Impairment of mineral properties	-	4,360
Depreciation expense	-	5,421
Common stock issued for services	279,130	109,431
Other stock based compensation	256,637	-
Loss on settlement of accrued liabilities	641,677	-
Loss on extinguishment of debt	721,689	-
Changes in current assets and liabilities:
Prepaid expenses and other assets	2,883	23,334
Accounts payable and accrued expenses	125,934	353,545
Net cash used in operating activities	(332,413)	(144,739)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-
		-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes–payable - related party	-	175,250
Payments on note payable	(67,188)	-
Advances from related party	185,454	-
Proceeds from sale of common stock, net	1,971,785	-
Proceeds from exercise of common stock warrants	35,317	-
Net cash provided by financing activities	2,125,368	175,250

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,792,955	30,511
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,591	1,080
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,824,546	$31,591

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

Non-cash Investing and Financing Transactions:
Common stock and warrants issued to reduce and modify note payable	$133,968	$-

The accompanying notes are an integral part of these financial statements.

TEXAS MINERAL RESOURCES CORP.

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

For the Years Ended August 31, 2019 (Restated) and 2018

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at August 31, 2017	44,941,532	$449,416	$33,068,309	$(34,631,983)	$(1,114,258)

2018 Activity:
Options issued to Officers and Directors	-	-	88,697	-	88,697
Options issued for services	-	-	118,242	-	118,242
Net loss	-	-	-	(738,338)	(738,338)

Balance at August 31, 2018	44,941,532	449,416	33,275,248	(35,370,321)	(1,645,657)

2019 Activity (As Restated):
Options issued to Officers and Directors	-	-	256,637	-	256,637
Common stock and warrants issued for services	22,500	225	278,905	-	279,130
Common stock issued for cash	5,757,680	57,576	1,922,609	-	1,980,185
Syndication costs	598,666	5,987	(14,387)	-	(8,400)
Common stock issued in connection with debt settlement	500,000	5,000	100,000	-	105,000
Common stock issued to settle accrued liabilities	2,084,073	20,841	943,463	-	964,304
Modification of note payable	-	-	28,968	-	28,968
Cashless exercise of warrants	122,811	1,228	(1,228)	-	-
Warrant conversion	100,907	1,009	34,308	-	35,317
Modification of related party advances	-	-	1,137,054	-	1,137,054
Common stock issued for note conversion	2,076,825	20,768	(20,768)	-	-
Net loss	-	-	-	(2,381,374)	(2,381,374)

Balance at August 31, 2019, (As Restated)	56,204,994	$562,050	$37,940,809	$(37,751,695)	$751,164

The accompanying notes are an integral part of these financial statements.

TEXAS MINERAL RESOURCES CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2019 AND 2018

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Texas Mineral Resources Corp. (the “Company”) was incorporated in the State of Nevada in 1970 as Standard Silver Corporation. In 2010, we changed our name from “Standard Silver Corporation” to “Texas Rare Earth Resources Corp”. In 2012, we changed our state of incorporation from Nevada to Delaware under a plan of conversion dated August 24, 2012. In 2016, we changed the name of the Company to Texas Mineral Resources Corp.

We are a mining company engaged in the business of the acquisition and development of mineral properties. We hold two nineteen-year leases, executed in September and November of 2011, to explore and develop a 950-acre rare earths project located in Hudspeth County, Texas known as the Round Top Project and prospecting permits covering an adjacent 9,345 acres. We also own unpatented mining claims in New Mexico. We are currently not evaluating any additional prospects, and our company’s focus is the development of the Round Top rare earth prospect.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Exploration-Stage Company

Since January 1, 2009, the Company has been classified as an “exploration stage” company for purposes of Industry Guide 7 of the U.S. Securities and Exchange Commission (“SEC”). Under Industry Guide 7, companies engaged in significant mining operations are classified into three categories, referred to as –stages” - exploration, development, and production. Exploration stage includes all companies that do not have established reserves in accordance with Industry Guide 7. Such companies are deemed to be “in the search for mineral deposits.” Notwithstanding the nature and extent of development-type or production-type activities that have been undertaken or completed, a company cannot be classified as a development or production stage company unless it has established reserves in accordance with Industry Guide 7.

Basis of Presentation

Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred, in accordance with generally accepted accounting principles (“GAAP”) – United States.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks. We maintain our cash and cash equivalents at banks selected by management based upon their assessment of the financial stability of the institution. Balances periodically exceed the federal depository insurance limit; however, we have not experienced any losses on deposits.

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

Long-lived Assets

TEXAS MINERAL RESOURCES CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2019 AND 2018

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

The Company reviews the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through operations. To determine if these costs are in excess of their recoverable amount, periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC 360”), Property, Plant and Equipment. The Company’s assets susceptible to impairment analysis are the mineral properties described in Note 6.

Revenue Recognition

Revenue is recognized when title passes to the buyer and when collectability is reasonably assured. Title passes to the buyer based on terms of the sales contract. Product pricing is determined based on contractual arrangements with the Company’s customers.

Effective September 1, 2018, the Company adopted ASC Topic 606. In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue recognition, which provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes most existing revenue recognition guidance. The main principle under this guidance is that an entity should recognize revenue at the amount it expects to be entitled to in exchange for the transfer of goods or services to customers.

The Company identified the predominant changes to its accounting policies resulting from the application of this guidance and quantified the impact on its financial statements. The cumulative effect of the initial adoption of this guidance did not have any significant impact on the Company’s financial statements, as the Company did not have any significant customer contracts in place at August 31, 2018. As a result, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition (“ASC 605”).

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

Share-based Payments

We estimate the fair value of share-based compensation using the Black-Scholes valuation model, in accordance with the provisions of ASC 718, Stock Compensation and ASC 505, Share-Based Payments. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of our stock, the risk-free rate, and dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the option holders, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by us.

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

TEXAS MINERAL RESOURCES CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2019 AND 2018

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

Fair Value Measurements

We account for assets and liabilities measured at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified with Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).The three levels of inputs used to measure fair value are as follows:

•Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

•Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

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

Joint Venture Arrangements

The accounting for the Company’s involvement in joint venture arrangements is determined by the amount of influence the Company exercises over the operations of the joint venture. The amount of influence the Company exercises depends on an evaluation of the Company’s representation on the joint venture’s board and ownership level. Joint ventures in which the Company holds a greater than 50% voting interest, are generally consolidated. Joint ventures that are not consolidated, but over which the Company exercises significant influence, which is generally those in which the Company’s interest is between 20% to 50%, are accounted for under the equity method of accounting. Under the equity method of accounting, the Company’s share of the earnings or losses of a joint venture is reflected in a single line item in the statements of operations. The Company’s carrying value in an equity method investment is reflected in a single line item in the Company’s balance sheets. Investments in joint ventures in which the Company does not exercise significant influence, generally those in which the Company owns less than a 20% interest, are accounted for at fair value, except for non-public joint ventures without readily determinable fair values. Investments in non-public joint ventures without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment in the joint venture.

TEXAS MINERAL RESOURCES CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2019 AND 2018

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Reclassification of Prior Year Presentation

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on the reported results of operations or cash flows.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. This new guidance is effective for the Company in fiscal years beginning after December 15, 2018, and interim periods within that fiscal year. Early adoption is permitted. The Company is currently evaluating the effects of this ASU on its financial statements and related disclosures.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company adopted this ASU effective September 1, 2018 and its adoption did not have a significant impact on its financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230: Classification of Certain Cash Receipts and Cash Payments). This guidance addresses specific cash flow issues with the objective of reducing the diversity in practice for the treatment of these issues. The areas identified include: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and application of the predominance principle with respect to separately identifiable cash flows. The guidance will generally be applied retrospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this ASU effective September 1, 2018 and its adoption did not have a significant impact on its financial statements.

TEXAS MINERAL RESOURCES CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2019 AND 2018

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the guidance in former ASC 840, Leases. The new standard, as amended by subsequent ASUs on the Topic, requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. For the Company, this standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted.

The FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” and ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements” in July 2018. ASU 2018-10 provides certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 provides an optional transition method allowing entities to apply the new lease standard at the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption (modified retrospective approach) as opposed to restating prior period financial statements. The Company elected to adopt the standard on September 1, 2019. The Company is finalizing its new accounting policies, processes and internal controls. The Company is in the process of quantifying the full impact of the application of the new guidance; however, it expects that adoption of the new standard will not have a material effect on its statements of operations, will result in a gross-up on its balance sheets and will have no effect on its statements of cash flows.

NOTE 3 – RESTATEMENT

The accompanying August 31, 2019 financial statements have been restated to properly account for the following:

•Issuance of common stock for settlement of accrued compensation due employees, officers and directors

•Modification of debt to related parties to include issuance of warrants and a conversion option that triggered the debt to be accounted for using extinguishment accounting

•Issuance of common stock in connection with the modification of a long-term debt agreement with the Rio Grande Valley Foundation.

TEXAS MINERAL RESOURCES CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2019 AND 2018

NOTE 3 – RESTATEMENT (CONTINUED)

The following summarizes the effects of the adjustments on our previously issued August 31, 2019 financial statements:

BALANCE SHEET	As Previously Reported	Adjustments		As Restated
Assets

Current assets	$1,828,996	$-		$1,828,996
Mineral properties, net	354,234	-		354,234

Total assets	$2,183,230	$-		$2,183,230

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities:
Accounts payable and accrued liabilities	$1,181,820	$(63,750)	(a)	$1,118,070
Advances from related parties	5,000	185,454	(b)	190,454
Current portion of note payable	193,760	(70,218)	(c)	123,542

Current liabilities	1,380,580	51,486		1,432,066

Total liabilities	1,380,580	51,486		1,432,066

Commitments and contingencies

Shareholders’ equity (deficit)
Preferred stock	-	-		-
Common stock	562,050	-		562,050
Additional paid-in capital	36,817,096	1,123,713	(d)	37,940,809
Accumulated deficit	(36,576,496)	(1,175,199)	(d)	(37,751,695)

Total shareholders’ equity (deficit)	802,650	(51,486)		751,164

Total liabilities and shareholders’ equity (deficit)	$2,183,230	$-		$2,183,230

TEXAS MINERAL RESOURCES CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2019 AND 2018

NOTE 3 – RESTATEMENT (CONTINUED)

STATEMENT OF OPERATIONS	As Previously Reported	Adjustments		As Restated
Operating expenses:
Exploration costs	$139,198	$-		$139,198
General and administrative expenses	785,112	80,454	(e)	865,566

Total operating expenses	924,310	80,454		1,004,764

Loss from operations	(924,310)	(80,454)		(1,004,764)

Other income (expense):
Loss on extinguishment of debt	-	(721,689)	(f)	(721,689)
Loss on settlement of accrued liabilities	-	(641,677)	(g)	(641,677)
Non-cash interest expense	(268,621)	268,621	(h)	-
Interest and other income	6,874	893	(i)	7,767
Interest and other expense	(20,118)	(893)	(i)	(21,011)

Total other income (expense)	(281,865)	(1,094,745)		(1,376,610)

Net loss	$(1,206,175)	$(1,175,199)		$(2,381,374)

Net loss per share - basic and diluted	$(0.03)	$(0.02)		$(0.05)
Weighted average shares outstanding -
basic and diluted	46,737,894			46,737,894

(a)To reclassify accrued interest improperly included in accrued liabilities rather than as a reduction in discount on the note.

(b)To properly recognize amounts received from a related party (joint venture partner) as a related party advance rather than as a reduction of expenses because it was received outside of the joint venture arrangement and not subject to a separate agreement. See Note 8 for additional discussion.

(c)To properly recognize: 1) the discount on the note payable shown in (a) above, 2) a $105,000 payment on the note made in common stock of the Company in connection with the modification of the note and 3) an increase in the discount on the note balance of $28,968 as a result of the modification. See Note 8 for additional discussion.

(d)To properly recognize the changes to paid in capital related to: 1) settlement of accrued compensation to officers, directors and employees based on the estimated fair value of the common stock issued at the date the settlements were negotiated rather than the balance of the liability, 2) extinguishment of related party debt based on the estimated fair value of common stock and common stock warrants issued to change the terms of the related party debt to include a conversion feature, waive existing defaults and facilitate the conversion of the debt to equity.

(e) To properly recognize: 1) an increase of $185,454 in expenses of the Company that were improperly offset by advances described in (b) above and 2) a decrease of $105,000 for the issuance of common stock to the Rio Grande Valley Foundation that were improperly recorded as consulting fees but have been recognized as a component of a debt modification discussed in (c) above.

(f)To properly recognize the loss on debt extinguishment transactions related to $415,365 of notes payable to related parties. See Note 8 for additional discussion.

(g)To properly recognize the settlement of accrued compensation as described in (d) above.

TEXAS MINERAL RESOURCES CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2019 AND 2018

NOTE 3 – RESTATEMENT (CONTINUED)

(h)To properly remove non-cash interest expense that was recognized for warrants issued in connection with the extinguishment of related party debt described in (d) above and considered these warrants in the extinguishment transaction.

(i)To properly reclassify interest expense and interest income.

NOTE 4 – JOINT VENTURE ARRANGEMENTS

In August 2018, we executed a joint venture agreement (the “USARE Agreement”), with Morzev Pty Ltd (Morzev”) to develop the Round Top Deposit. The terms of the JV Agreement require Morzev to expend up to $10 million, in two tranches, to produce a bankable feasibility study, as follows:

•$2.5 million to optimize and finalize the metallurgical processing and

•$7.5 million to fund the engineering, design, geotechnical work, and permitting necessary for a bankable feasibility study.

Upon completion of these funding milestones, Morzev will earn and own 70% of the Round Top Project as well as a $3 million six-month option to purchase an additional 10% ownership interest (bringing its total ownership interest in the Round Top Project to 80%). In August 2019, Morzev assigned its ownership right to a wholly owned subsidiary, USA Rare Earth LLC (“USARE”). In connection with the JV Agreement, Morzev also purchased 646,054 shares of our Common Stock for $140,000.

On July 15, 2015, we entered into an operating agreement with K-Technologies, Inc. (“K-Tech”), to formalize our joint venture company, Reetech, LLC, a Delaware limited liability company (“Reetech”). Reetech will develop, refine and market K-Tech’s Continuous Ion Exchange (CIX) and Continuous Ion Chromatography (CIC) technology as it applies to the extraction of rare earth elements (REE) from native ores (the “Technology”). The JV intends to license the Technology to TMRC, as well as other rare earth production companies. Reetech may also build and operate processing facilities to separate and purify mixed rare earth concentrates into individual purified rare earth oxides for rare earth production companies other than TMRC.

Our operating agreement K-Tech is still in effect; however, due to the inactivity of our Round Top project, there has been no ongoing advancement under the operating agreement during the years ended August 31, 2019 and 2018.

We incurred significant costs in establishing Reetech which were expensed in prior years as exploration expenses. Based upon our assessment we have determined that there are currently no significant future potential loss liabilities. The Company’s interest in the joint venture remains $-0-.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of office furniture, equipment and vehicles. The property and equipment are depreciated using the straight-line method over their estimated useful life of 3-20 years. Our property and equipment, net consist of the following:

	August 31,	August 31,
	2019	2018
Furniture & office equipment	$75,606	$75,606
Vehicles	89,185	89,185
Computers & software	48,711	48,711
Field equipment	71,396	71,396
Total cost basis	284,898	284,898
Less: Accumulated depreciation	(284,898)	(284,898)
Property & equipment, net	$-	$-

Depreciation expense for the years ending August 31, 2019 and 2018 was $-0- and $5,421, respectively and is included in general and administrative expenses.

TEXAS MINERAL RESOURCES CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2019 AND 2018

NOTE 6 – MINERAL PROPERTIES

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

Thereafter, if paying quantities of minerals are obtained, we will pay the State of Texas a production royalty equal to eight percent (8%) of the market value of uranium and other fissionable materials removed and sold from Round Top and six and one quarter percent (61/4%) of the market value of all other minerals removed and sold from Round Top. If paying quantities have not been obtained, we may pay additional delay rental fees to extend the term of the lease for successive one (1) year periods pursuant to the following schedule:

	Per Acre	Total
	Amount	Amount
September 2, 2015 – 2019	$75	$67,077
September 2, 2020 – 2024	150	134,155
September 2, 2025 – 2029	200	178,873

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

Thereafter, if paying quantities of minerals are obtained, we will pay the State of Texas a production royalty equal to eight percent (8%) of the market value of uranium and other fissionable materials removed and sold from Round Top and six and one quar¼ percent (6 1/4%) of the market value of all other minerals sold from Round Top. If paying quantities have not been obtained, we may pay additional delay rental fees to extend the term of the lease for successive one (1) year periods pursuant to the following schedule¼:

	Per Acre	Total
	Amount	Amount
November 1, 2015 – 2019	$75	$6,750
November 1, 2020 – 2024	150	13,500
November 1, 2025 – 2029	200	18,000

In August 2019, we paid a delay rental to the State of Texas of $6,750.

TEXAS MINERAL RESOURCES CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2019 AND 2018

NOTE 6 – MINERAL PROPERTIES (CONTINUED)

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

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	August 31,	August 31,
	2019	2018
Accounts payable – trade	$376,077	$419,191
Accrued payroll and related expenses	731,011	872,517
Other	10,982	23,055

Total accounts payable and accrued liabilities	$1,118,070	$1,314,763

TEXAS MINERAL RESOURCES CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2019 AND 2018

NOTE 8 – NOTES PAYABLE

In relation to the Foundation lease discussed in Note 6, the Company recorded a note payable for an amount for the initial $45,000 due upon signing of lease and the nine (9) future payments due of $45,000 which has been recorded at its present value discounted with an imputed interest rate of 5% for a total note payable of $364,852. As of the date of this filing, we have not paid the June 2018, 2017 or 2016 installments of our surface lease, in the amount of $45,000 each, to the Rio Grande Foundation, formerly the Southwest Range & Wildlife Foundation. As a result, the full amount of the note payable has been classified as currently due. In October 2018, the Company issued 500,000 shares with a fair value of $105,000 to the director of the Rio Grande Foundation as consideration for not placing the Company in default on the note and in connection with settlement negotiations. In January 2019, the Company and the Rio Grande Foundation reached a settlement agreement pursuant to which the Company agreed to pay the three (3) past installments totaling $135,000 and two (2) future installments of $45,000, for a grand total of $225,000, and two (2) installments of $45,000, each, totaling $90,000 were waived. The outstanding balance is payable in one (1) payment of $10,000 upon signing the settlement agreement and sixteen (16) monthly installments of approximately $13,000 beginning March 1, 2019. During the year ended August 31, 2019, the Company made five (5) monthly installments with advances received from USARE totaling $66,626. Pursuant to ASC 470-50, the modification was accounted for as a modification of the note payable. At August 31, 2019, the principal amount owed on the note is $148,374, the unamortized discount on the note is $24,832 and the carrying amount is $123,542.

Related Party Notes Payable and Advances

We had notes payable to directors totaling $421,415 at August 31, 2018. The loans were due March 1, 2017, are non-interest bearing, and unsecured.

In July 2019, we amended notes payable totaling $415,365 to include a conversion option allowing the holders to convert the outstanding principal at a rate of $0.20 per share. As additional consideration for the loans, we issued in total 832,830 common stock purchase warrants. The warrants have an exercise price of $0.20 and term of five years. The warrants have a fair value of $268,621 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.880% (ii) estimated volatility of 91% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years.

We determined that the added conversion option was substantive, as defined in ASC 470, and the debt modification requires extinguishment accounting. The new debt instrument was recorded at its fair value which was determined to be the value of the common stock on the modification date multiplied by the number of shares issuable upon conversion, or $868,433. In addition, the $268,621 fair value of the warrants was included in the extinguishment transaction resulting in a loss on extinguishment of $721,689.

Upon conversion of the notes, the Company issued 2,076,825 common shares to the various directors. The following summarizes warrants issued with the modification of the debt and common stock issued upon conversion, by director:

		Common		Warrants
	Amount	Shares	Warrants	Fair Value
Director	$3,000	15,000	6,000	$1,919
Director	165,500	827,500	333,000	107,627
Director	5,000	25,000	10,000	4,155
Director	1,000	5,000	2,000	831
Director	89,625	448,125	179,250	57,336
Director	151,240	756,200	302,580	96,753
Total converted	$415,365	2,076,825	832,830	$268,621

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

TEXAS MINERAL RESOURCES CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2019 AND 2018

NOTE 8 – NOTES PAYABLE (CONTINUED)

During the year ended August 31, 2019, the Company received $185,454 in advances from its joint venture partner, USARE, to pay certain deferred lease rental costs and amounts due under the Rio Grande Foundation note discussed above.

The Company has an advance due upon demand of $1,000 as of August 31, 2019 and 2018.

NOTE 9 – INCOME TAXES

The following table sets forth a reconciliation of the federal income tax benefit to the United States federal statutory rate of 21% for the years ended August 31, 2019 and 2018:

	2019	2018
Income tax benefit at 21% statutory rate	$500,088	$155,050
Stock-based compensation	-	(22,981)
Non-deductible loss on extinguishment of debt	(151,555)	-
Non-deductible loss on settlement of accrued compensation	(315,014)	-
Change in statutory rate	-	(3,237,348)
Other	11,831	-
Decrease (increase) in valuation allowance	(45,350)	3,105,279

	$-	$-

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

Management has established a valuation allowance because of the potential that the tax benefits underlying deferred tax asset may not be realized. Significant components of our deferred tax asset at August 31, 2019 and 2018 are as follows:

	2019	2018
Net operating loss carryforward	$3,126,016	$3,070,952
Assets, exploration cost, depreciation and amortization	2,187,841	2,158,610
Accrued liabilities	(38,945)	-
Less valuation allowance	(5,274,912)	(5,229,562)

Net deferred tax asset	$-	$-

As a result of a change in control effective in April 2007, our net operating losses prior to that date may be partially or entirely unavailable, by law, to offset future income and, accordingly, are excluded from the associated deferred tax asset.

On December 22, 2017, the U.S. Congress enacted the Tax Cuts and Jobs Act (the “Act”) which made significant changes to U.S. federal income tax law, including lowering the federal statutory corporate income tax rate to 21% from 35% beginning January 1, 2018. The income tax effects of changes in tax laws are recognized in the period when enacted. While the Company continues to assess the impact of the tax reform legislation on its business and consolidated financial statements, the Company re-measured its deferred tax balances by applying the reduced rate and recorded a deferred tax expense of $3,237,348 during the year ended August 31, 2018. This provisional deferred tax expense was fully offset by a $3,237,348 deferred tax benefit as a result of the associated change in the valuation allowance against the net deferred tax assets. As reflected in the rate reconciliation above, the change in the deferred tax balances due to the rate reduction had no impact on the net deferred tax balances reported in the consolidated balance sheets as of August 31, 2018 and no impact in the consolidated statements of operations for the year ended August 31, 2018.

TEXAS MINERAL RESOURCES CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2019 AND 2018

NOTE 9 – INCOME TAXES (CONTINUED)

The net operating loss carryforward in the approximate amount of $14,886,000 will begin to expire in 2022. We file income tax returns in the United States and in one state jurisdiction. With few exceptions, we are no longer subject to United States federal income tax examinations for fiscal years ending before 2011 and are no longer subject to state tax examinations for years before 2010.

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

NOTE 10 – SHAREHOLDERS’ EQUITY

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

There were no issuances of our common stock for the year ended August 31, 2018. Following is an analysis of our common stock issuances during the year ended August 31, 2019:

•In October 2018, we issued 500,000 common shares valued at $105,000 to the director of the Rio Grande Foundation as consideration for not placing us in default on the note payable to the Foundation and in connection with settlement negotiations.

•In June 2019, we issued 22,500 shares of our common stock for website services recognizing an expense of $11,500.

•In June 2019, we received proceeds in the amount of $35,317 for 100,907 shares of our Common Stock issued upon the exercise of common stock warrants.

•In July 2019, we issued 122,811 shares for a cashless exercise of 122,811 Common Stock warrants.

•In August 2019, we issued 2,084,073 shares of our common stock to our directors for director’s fees in arrears recognizing a loss on settlement of accrued liability in the amount of $641,677.

•In August 2019, we issued 2,076,825 shares of our common stock to certain directors for the conversion of notes owed to them.

•In August 2019, we issued 5,757,680 shares of our common stock for $1,971,785 to an investor, including cost of capital in the amount of $8,400 and 598,666 shares of our common stock.

We have 56,204,994 shares of our common stock outstanding as of August 31, 2019.

During the fiscal year ended August 31, 2019, we issued 1,300,000 options to our directors and issued 830,000 options for services.

TEXAS MINERAL RESOURCES CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2019 AND 2018

NOTE 10 – SHAREHOLDERS’ EQUITY (CONTINUED)

The following table sets forth certain information as of August 31, 2019 and 2018 concerning our common stock that may be issued upon the exercise of options not covered by the Amended 2008 plan and pursuant to purchases of stock under the Amended 2008 Plan (All options are fully vested and exercisable at August 31, 2019 and 2018):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Grant Date Fair Value
Outstanding at August 31, 2017	5,085,000	$0.36	5.37	$1,808,350

Vested and exercisable at August 31, 2017	5,085,000	0.36	5.37	1,808,350
Options granted	620,000	0.21	7.77	109,431
Options exercised	-	-	-	-
Options cancelled/forfeited/expired	1,785,000	0.44	-	533,296
Outstanding at August 31, 2018	3,920,000	0.32	4.31	1,384,485
Vested and exercisable at August 31, 2018	3,920,000	0.32	4.31	1,384,485
Options granted	2,130,000	0.21	7.48	524,517
Options exercised	-	-	-	-
Options cancelled/forfeited/expired	340,000	0.41	-	146,162
Vested and exercisable at August 31, 2019	5,710,000	$0.28	5.41	$1,762,840

Amended 2008 Stock Option Plan

In September 2008, the Board adopted our 2008 Stock Option Plan (the “2008 Plan”), which was approved by our shareholders and provided 2,000,000 shares available for grant. In 2011, 2012, and 2016 our board of directors adopted amendments to the 2008 Plan, approved by the shareholders, that increased the shares available for issuance under the 2008 Plan by 3,000,000, 2,000,000 and 2,000,000, respectively. Accordingly, at August 31, 2019 and 2018, 9,000,000 shares were designated for issuance under the 2008 Plan as amended. At August 31, 2019, a total of 4,635,000 shares of our common stock remained available for future grants under the Amended 2008 Plan.

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

During the years ended August 31, 2019 and 2018, the Company recognized total stock based compensation expenses of $535,767 and $109,431, respectively, for vesting options.

TEXAS MINERAL RESOURCES CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2019 AND 2018

NOTE 10 – SHAREHOLDERS’ EQUITY (CONTINUED)

Warrants

Warrant activity for the years ended August 31, 2019 and 2018 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Grant Date Fair Value
Outstanding at August 31, 2017	16,148,010	$0.38	0.84	$3,180,071.35

Vested and exercisable at August 31, 2017	16,148,010	0.38	0.84	3,180,071
Warrants granted	701,000	0.2	3.72	97,508
Outstanding at August 31, 2018	16,849,010	0.37	0.96	3,277,579
Vested and exercisable at August 31, 2018	16,849,010	0.37	0.96	3,277,579
Warrants granted	832,830	0.2	4.88	268,621
Warrants exercised	(223,718)	0.35	-	(44,868)
Outstanding at August 31, 2019	17,458,122	$0.36	1.16	$3,501,332

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

During the year ended August 31, 2019, the fair value of the warrants totaling $268,621 were treated as a component of a debt extinguishment transaction more fully described in Note 8 and included in loss on extinguishment of debt. During the year ended August 31, 2018, the Company recognized total non-cash interest expense of $97,508 related to the warrants.

NOTE 11 – RELATED PARTY TRANSACTIONS

In July 2019, as additional consideration for the loans, we issued in total 832,830 common stock purchase warrants. The warrants have an exercise price of $0.40 and term of five years. The warrants have a fair value of $268,621 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.880% (ii) estimated volatility of 91% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The $268,621 was recognized as loss on extinguishment of debt during the year ended August 31, 2019.

The Company issued 2,076,825 common shares to various directors upon conversion of $415,365 in notes payable on August 16, 2019.

TEXAS MINERAL RESOURCES CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2019 AND 2018

NOTE 12 – QUARTERLY DATA (UNAUDITED) (RESTATED)

The following tables reconcile our previously reported quarterly financial information with the restated quarterly financial information as of and for the nine months ended May 31, 2019, six months ended February 28, 2019 and three months ended November 30, 2018:

	Nine Months Ended May 31, 2019
	Previously
	Reported	Adjustments	Restated
Operating Expenses
Exploration costs	$48,437	$-	$48,437
General and administrative expenses	595,476	(105,000)	490,476

Total operating expenses	643,913	(105,000)	538,913

Loss from operations	(643,913)	105,000	(538,913)

Other income (expense)
Interest and other expense	(15,695)	-	(15,695)

Total other income (expense)	(15,695)	-	(15,695)

Net loss	$(659,608)	$105,000	$(554,608)

Net loss per share
Basic and diluted loss per share	$(0.01)	$-	$(0.01)

Weighted average shares outstanding:
Basic and diluted	45,956,600	-	45,956,600

Balance Sheet Data (at end of period):
Current assets	$24,987	$-	$24,987
Total assets	383,221	-	383,221
Current and total liabilities	2,176,676	(105,000)	2,071,676
Total shareholders' equity (deficit)	(1,793,455)	105,000	(1,688,455)

TEXAS MINERAL RESOURCES CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2019 AND 2018

NOTE 12 – QUARTERLY DATA (UNAUDITED) (RESTATED) (CONTINUED)

The following tables reconcile our previously reported quarterly financial information with the restated quarterly financial information as of and for the nine months ended May 31, 2019, six months ended February 28, 2019 and three months ended November 30, 2018:

	Six Months Ended February 28, 2019
	Previously
	Reported	Adjustments	Restated
Operating Expenses
Exploration costs	$30,109	$-	$30,109
General and administrative expenses	510,877	(105,000)	405,877

Total operating expenses	540,986	(105,000)	435,986

Loss from operations	(540,986)	105,000	(435,986)

Other income (expense)
Interest and other expense	(10,790)	-	(10,790)

Total other income (expense)	(10,790)	-	(10,790)

Net loss	$(551,776)	$105,000	$(446,776)

Net loss per share
Basic and diluted loss per share	$(0.01)	$-	$(0.01)

Weighted average shares outstanding:
Basic and diluted	45,585,727	-	45,585,727

Balance Sheet Data (at end of period):
Current assets	$72,116	$-	$72,116
Total assets	430,350	-	430,350
Current and total liabilities	2,124,543	(105,000)	2,019,543
Total shareholders' equity (deficit)	(1,694,193)	105,000	(1,589,193)

TEXAS MINERAL RESOURCES CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2019 AND 2018

NOTE 12 – QUARTERLY DATA (UNAUDITED) (RESTATED) (CONTINUED)

	Three Months Ended November 30, 2018
	Previously
	Reported	Adjustments	Restated
Operating Expenses
Exploration costs	$6,750	$-	$6,750
General and administrative expenses	442,675	(105,000)	337,675

Total operating expenses	449,425	(105,000)	344,425

Loss from operations	(449,425	105,000	(344,425)

Other income (expense)
Interest and other expense	(5,575)	-	(5,575)

Total other income (expense)	(5,575)	-	(5,575

Net loss	$(455,000)	$105,000	$(350,000)

Net loss per share
Basic and diluted loss per share	$(0.01)	$-	$(0.01)

Weighted average shares outstanding:
Basic and diluted	45,183,290	-	45,183,290

Balance Sheet Data (at end of period):
Current assets	$125,060	$-	$125,060
Total assets	483,294	-	483,294
Current and total liabilities	2,079,003	(105,000)	1,974,003
Total shareholders' equity (deficit)	(1,595,709)	105,000	(1,490,709)

NOTE 13 – SUBSEQUENT EVENTS

During the period from September 1, 2019 through February 29, 2020, we had the following equity transactions:

a.710,000 common stock options were exercised on a cashless basis by a consultant into 510,000 shares of our common stock,

b.500,000 common stock options were exercised on a cashless basis by our CFO into 410,377 shares of our common stock,

c.130,892 shares of common stock were issued to settle accrued compensation payable to an ex-employee in the amount of $45,000, resulting in a loss on settlement of $66,335 representing the difference in the carrying amount of the liability and the fair value of the stock issued,

d.1,350,000 common stock warrants were exercised by investors at an exercise price of $0.35 per warrant for cash totaling $472,500,

e.4,147,279 common stock warrants were exercised by investors on a cashless basis into 2,375,998 shares of our common stock, and

TEXAS MINERAL RESOURCES CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2019 AND 2018

NOTE 13 – SUBSEQUENT EVENTS (CONTINUED)

f.We agreed to issue 699,999 shares of common stock to consultants that vest ratably over a 24-month period. At February 29, 2020, 29,165 shares had vested and were unissued. The grant date fair value of the shares totaled approximately $450,000. When issued, we will hold these shares in trust until the end of the two-year term, or if requested by the contractor, such shares will be issued in tranches throughout the term of the agreements.

g.We issued 13,514 shares of our common stock to a new Advisory Board Member.

In December 2019, we announced the extension of the expiration date of the Class A and Class B warrants to December 7, 2020. As of May 1, 2020, there are issued and outstanding Class A warrants to purchase an aggregate of 1,556,507 shares of Company common stock at an exercise price of $0.35 per share, and Class B warrants to purchase an aggregate of 1,579,225 shares of Company common stock at an exercise price of $0.50 per share.

In March 2020, the World Health Organization designated the new coronavirus (“COVID-19”) as a global pandemic. Federal, state and local governments have mandated orders to slow the transmission of the virus, including but not limited to shelter-in-place orders, quarantines, restrictions on travel, and work restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic effects of the pandemic has resulted in significant volatility in the financial markets.

The restrictions put in place by federal, state and local governments could delay our exploration and development plans related to the Round Top Project. We continue to move forward on the project in an effort to obtain a bank feasibility study; however, restrictions on the number of personnel that can gather in a single location and work restrictions on vendor businesses may delay aspects of the project until such restrictions are lifted. Furthermore, the impact of the pandemic on the global economy could also negatively impact the availability and cost of future borrowings should the need arise.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)Effective February 6, 2020, LBB & Associates Ltd, LLP, the independent registered public accounting firm for the Company, was suspended by the SEC. As a result of this suspension, on March 2, 2020, LBB resigned as the independent registered public accounting firm for the Company.

The audit reports of LBB on the Company’s financial statements for the years ended August 31, 2019 and August 31, 2018 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the two most recent fiscal years ended August 31, 2019 and through the subsequent interim period preceding LBB’s resignation, there were no disagreements between the Company and LBB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of LBB would have caused them to make reference thereto in their reports on the Company’s financial statements for such years.

During the two most recent fiscal years ended August 31, 2019 and through the subsequent interim period preceding LBB’s resignation, there were no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

(b)On March 6, 2020, the Audit Committee of our Board of Directors appointed Ham, Langston and Brezina, L.L.P. to serve as our independent registered public accounting firm for the fiscal year ending March 31, 2020, effective immediately.

During our two most recent fiscal years and through the interim period through March 6, 2020, neither we nor anyone on our behalf consulted HLB regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, and no written report or oral advice was provided by HLB to us that HLB concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement (as described in Item 304(a)(1)(iv) of regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

a)We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements. We have limited personnel in the areas of financial reporting and disclosure controls and procedures. As a result, there is a lack of monitoring of the financial reporting process and there is a reasonable possibility that material misstatements of the consolidated financial statements, including disclosures, will not be prevented or detected on a timely basis; and

b)Due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. The areas where we have a lack of segregation of duties include cash receipts and disbursements, approval of purchases and approval of accounts payable invoices for payment. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

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

Management’s Remediation Plans

We will look to increase our personnel resources and technical accounting expertise within the accounting function. Management believes that contracting additional knowledgeable personnel with technical accounting expertise will remedy the material weakness: insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements.

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

Anthony Marchese – Mr. Marchese has served as a director since December 2009. Since July 2018, Mr. Marchese has served as President of Marchese Management Co., LLC., a strategic advisory firm that consults to both public and private emerging growth companies. Mr. Marchese also serves as the general partner and chief investment officer of the Insiders Trend Fund, LP, an investment partnership whose mandate is to invest in those public companies whose officers and/or directors have been active acquirers of their own stock. Mr. Marchese’s prior experience includes TriPoint Global Equities (Managing Director/Capital Markets- 2012-2018), Axiom Capital Management, Inc. (Managing Director – 2011-2012), Monarch Capital Group, LLC (President and Chief Operating Officer – 2003 to 2011), Laidlaw Equities (senior vice president - April 1997 to March 2002), Southcoast Capital (senior vice president – May 1988 to April 1997), Oppenheimer & Co (limited partner – September 1982 to May 1988), Prudential-Bache (vice president – July 1981 to August 1982) and the General Motors Corporation (analyst – June 1980 to June 1981). Mr. Marchese served in the military with the Army Security Agency and the U.S. Army Intelligence and Security Command. Mr. Marchese received an MBA in Finance from the University of Chicago. Mr. Marchese provides the Board with exceptional leadership and management knowledge, having gained extensive management and corporate finance experience during the course of his career. Mr. Marchese’s specific experience, qualifications, attributes and skills described above led the Board to conclude that Mr. Marchese should serve as a member of the Board of Directors.

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

(a)filed or has had filed against such person, a petition under the U.S. federal bankruptcy laws or any state insolvency law, nor has a receiver, fiscal agent or similar officer been appointed by a court for the business or property of such person, or any partnership in which such person was a general partner, at or within two years before the time of filing, or any corporation or business association of which such person was an executive officer, at or within two years before such filings;

(b)been convicted or pleaded guilty or nolo contendere in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offences);

(c)been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting such person’s activities in any type of business, securities, trading, commodity or banking activities;

(d)been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any U.S. federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business, securities, trading, commodity or banking activities, or to be associated with persons engaged in any such activity;

(e)been found by a court of competent jurisdiction in a civil action or by the U.S. Securities and Exchange Commission (the “SEC”), or by the U.S. Commodity Futures Trading Commission to have violated a U.S. federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

(f)been the subject of, or a party to, any U.S. federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any U.S. federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(g)been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C.78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the U.S. Commodity Exchange Act (7 U.S.C.1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board of Directors Structure

The Company’s current bylaws require the Board to consist of one or more directors, the number of directors to be determined from time to time by resolution of the stockholders or by resolution of the Board. The current Board is composed of seven directors.

Director Independence

The Company has four independent directors as of August 31, 2019 as follows:

•Anthony Marchese

•Cecil Wall

•Nicholas Pingitore

•James R Wolfe

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

•Anthony Marchese (Chairman)

•Nicolas Pingitore

•Cecil Wall

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

Board Leadership Structure

The Board has reviewed the Company’s current Board leadership structure in light of the composition of the Board, the Company’s size, the nature of the Company’s business, the regulatory framework under which the Company operates, the Company’s stockholder base, the Company’s peer group and other relevant factors. Considering these factors the Board has determined to have a separate Chief Executive Officer and Chairman of the Board. The Chairman of the Board is a non-executive position. The Board has determined that this structure is currently the most appropriate Board leadership structure for the Company. The Board noted the following factors in reaching its determination:

•The Board acts efficiently and effectively under its current structure.

•A structure of a separate Chief Executive Officer and non-executive Chairman of the Board puts the Company in the best position efficiently handle major issues facing the Company on a day-to-day and long-term basis, and still ensure that the Board is in the best position to have an independent director identify key risks and developments facing the Company and have those risks and developments brought promptly to the Board’s attention.

This structure eliminates the potential for confusion and duplication of efforts at the highest executive level.

•Companies within the Company’s peer group utilize similar Board structures.

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

Code of Business and Ethical Conduct

The Company has adopted a corporate Code of Business and Ethical Conduct administered by its President and Chief Executive Officer, Daniel Gorski. The Company believes its Code of Business and Ethical Conduct is reasonably designed to deter wrongdoing and promote honest and ethical conduct, to provide full, fair, accurate, timely and understandable disclosure in public reports, to comply with applicable laws, to ensure prompt internal reporting of code violations, and to provide accountability for adherence to the code. The Company’s Code of Business and Ethical Conduct provides written standards that are reasonably designed to deter wrongdoing and to promote:

•Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

•Compliance with applicable governmental laws, rules and regulations; and

•The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•Accountability for adherence to the code.

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

Summary Compensation Table

Name and principal position	Year	Salary (US$)	Option Awards (US$)		All Other Compensation (US$)	Total compensation (US$)
Daniel Gorski	2019	$120,000	$100,000	(1)	$-	$220,000
Chief Executive Officer	2018	$120,000	$-		$-	$120,000

Wm Chris Mathers	2019	$60,000	$-		$-	$60,000
Chief Financial Officer	2018	$60,000	$93,876	(2)	$-	$153,876

(1)In October 2018, our Board approved and granted an option to purchase 500,000 shares of common stock to Mr. Gorski. These options are exercisable at $0.20 per share for a period of ten years, vesting immediately and at a fair value of approximately $100,000 using the Black-Sholes pricing model. With respect to these options, the Black-Sholes pricing model was used to estimate the fail value of the option, using the assumption of a risk free interest rate of 2.880%, a dividend yield of 0%, volatility of 220.02 and an expected life of 10 years

(2)On June 12, 2018, our Board approved and granted an option to purchase 500,000 shares of common stock to Mr. Mathers. These options are exercisable at $0.19 per share for a period of ten years, vesting immediately and at a fair value of $93,876 using the Black-Sholes pricing model. With respect to these options, the Black-Scholes pricing model was used to estimate the fair value of the option, using the assumptions of a risk free interest rate of 2.880%, a dividend yield of 0%, volatility of 222.87% and an expected life of 10 years.

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

Name	Fees Paid or	Fee Paid or
	Earned in	Earned in	Option
	Cash	Stock	Awards	Total
	($)	($)	($)	($)
Anthony Marchese	$-	$18,750	$-	$18.750
Cecil Wall	$-	$10,500	$-	$10,500
Nicholas Pingitore	$-	$7,500	$-	$7,500
James Wolfe	$-	$7,500	$-	$7,500
Peter Denetclaw, Jr.	$-	$-	$-	$-
Clark A. Moseley	$-	$-	$-	$-

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

Name and Address of Beneficial Owner	Number of
	Shares of
	Common		Percent of
	Stock		Class
	Beneficially		Beneficially
	Owned		Owned
Daniel E. Gorski	7,819,400	(1)	13.4%
Anthony Marchese	5,595,499	(2)	9.5%
Cecil Wall	956,154	(3)	1.7%
Nicholas Pingitore	1,040,239	(4)	1.8%
James Wolfe	626,351	(5)	1.1%
Wm Chris Mathers	540,000	(6)	1.0%
Peter Denetclaw, Jr.	10,111,883	(7)	18.0%
Clark A. Moseley	10,111,883	(8)	18.0%
All directors and executive officers as a group (8 persons)	26,689,526		42.5%

SC Fundamental Value Fund LP	3,600,000	(9)	6.0%
Navajo Transitional Energy Company	10,111,833	(10)	18.0%
Roseland Enterprises, Ltd.	3,950,000	(11)	7.0%

* Less than 1%.

(1)Consists of (i) 5,738,020 shares of Common Stock, and (ii) 2,081,380 shares of Common Stock underlying currently exercisable options and warrants with exercise prices between $0.10 and $0.50 per share and expiring the later of October 2028.

(2)Consists of (i) 2,764,049 shares of Common Stock, and (ii) 2,831,450 shares of Common Stock underlying currently exercisable options and warrants with exercise prices between $0.10 and $0.50 per share and expiring the later of October 2028.

(3)Consists of (i) 616,154 shares of Common Stock, and (ii) 340,000 shares of Common Stock underlying currently exercisable options and warrants with exercise prices between $0.10 and $0.50 per share and expiring the later of October 2028.

(4)Consists of (i) 443,295 shares of Common Stock, and (ii) 596,944 shares of Common Stock underlying currently exercisable options and warrants with exercise prices between $0.10 and $0.50 per share and expiring the later of October 2028.

(5)Consists of (i) 310,351 shares of Common Stock,  and (ii) 316,000 shares of Common Stock underlying currently exercisable options and warrants with exercise prices between $0.10 and $0.50 per share and expiring the later of October 2028.

(6)Includes a ten-year option to purchase up to 500,000 shares of Common Stock at an exercise price of $0.19 and a ten year warrant to purchase up to 40,000 shares of Common Stock at an exercise price of $0.10 expiring between 5 and 9 years.

(7)Mr. Denetclaw is deemed to be a beneficial owners of the shares of common stock owned by Navajo Transitional Energy Company.

(8)Mr. Moseley is deemed to be a beneficial owners of the shares of common stock owned by Navajo Transitional Energy Company.

(9)Represents shares held by related persons and entities SC Fundamental Value Fund, L.P., SC Fundamental LLC, Peter M. Collery, Neil H. Koffler, John T. Bird, David Hurwitz and SC Fundamental LLC Employee Savings & Profit Sharing Plan. Represents (i) 100,000 shares of Common Stock and, (ii) 3,500,000 Common Stock purchase warrants exercisable at $0.35 per share for a period of five years.

(10)Represents shares held by the Navajo Transitional Energy Corp. Messrs. Denetclaw and Moseley have voting and investment power with respect to these shares.

(11)Represents shares held by Roseland Enterprises, LTD. Judith Wolters has voting and investment power with respect to these shares.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

LBB & Associates Ltd., LLP was the Independent Registered Public Accounting Firm for the Company in the fiscal year ended August 31, 2019.

The Company’s financial statements have been audited by LBB & Associates Ltd., LLP, independent registered public accounting firm, for the years ended August 31, 2019 and 2018. The following table sets forth information regarding the amount billed to us by our independent auditor, LBB & Associates Ltd., LLP for our two fiscal years ended August 31, 2019 and 2018, respectively:

	Years Ended August 31,
	2019	2018
Audit Fees	$40,500	$40,500
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

Total	$40,500	$40,500

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Documents filed as part of this Annual Report on Form 10-K or incorporated by reference:

(1)The financial statements are listed on the “Index to Financial Statements” in Item 8.

(2)Financial Statement Schedules (omitted because the Company is a smaller reporting issuer).

The following exhibits are attached hereto or are incorporated by reference:

Exhibit No.	Description

2.1	Plan of Conversion, dated August 24, 2012, incorporated by reference to Exhibit 2.1 of our Form 8-K filed with the SEC on August 29, 2012.
3.1	Delaware Certificate of Conversion, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on August 29, 2012.
3.2	Delaware Certificate of Incorporation, incorporated by reference to Exhibit 3.2 of our Form 8-K filed with the SEC on August 29, 2012.
3.3	Delaware Certificate of Amendment, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on March 18, 2016
3.4	Delaware Bylaws, incorporated by reference to Exhibit 3.3 of our Form 8-K filed with the SEC on August 29, 2012.
4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
4.2	Form of Warrant Indenture, incorporated by reference to Exhibit 4.2 of our Form S-1/A filed with the SEC on December 10, 2014.
4.3	Form of Class A Warrant, included as Schedule A in Exhibit 4.2.
4.4	Form of Class B Warrant, included as Schedule B in Exhibit 4.2.
10.1	Amended and Restated 2008 Stock Option Plan, incorporated by reference to Exhibit 10.1 of our Form 10-Q for the period ended May 31, 2011 filed with the SEC on July 15, 2011.
10.2	Mining Lease, incorporated by reference to Exhibit 10.2 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.3	Mining Lease dated November 2011 with the State of Texas, incorporated by reference to Exhibit 10.3 of our Form 10-K filed with the SEC on November 27, 2019.
10.4	Purchase option agreement dated September 2014 with the State of Texas incorporated by reference to Exhibit 10.4 of our Form 10-K filed with the SEC on November 27, 2019.
10.5	Groundwater lease dated September 2014 with the State of Texas incorporated by reference to Exhibit 10.5 of our Form 10-K filed with the SEC on November 27, 2019.
10.6	ReeTech Operating Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on July 21, 2015
10.7	Amendment Number One to the Reetech Operating Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on November 30, 2015
10.8	Amendment Number One to the TRER License, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K as filed with the Commission on November 30, 2015
10.9*

Director’s Agreement by and between the Company and Anthony Marchese, incorporated by reference to Exhibit 10.6 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.

10.10*	Summary of Dan Gorski Employment Arrangement, incorporated by reference to Exhibit 10.10 of our Form 10-K filed with the SEC on November 27, 2019.
10.11*	Summary of Wm. Chris Mathers Employment Arrangement, incorporated by reference to Exhibit 10.11 of our Form 10-K filed with the SEC on November 27, 2019.
10.12*	Option Agreement for Wm. Chris Mathers incorporated by reference to Exhibit 10.21 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.
10.13*	Form of Directors Option Agreement incorporated by reference to Exhibit 10.22 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.
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

10.16	Variation agreement with Morzev PTY LTD. (USA Rare Earth) dated October 2018, incorporated by reference to Exhibit 10.16 of our Form 10-K filed with the SEC on November 27, 2019.
10.17	Amended and Restated Option Agreement with Morzev (USA Rare Earth) dated August 2019, incorporated by reference to Exhibit 10.17 of our Form 10-K filed with the SEC on November 27, 2019.
31.1(1)	Certification by Chief Executive Officer
31.2(1)	Certification by Chief Financial Officer
32.1(1)	Section 1350 Certification by Chief Executive Officer
32.2(1)	Section 1350 Certification by Chief Financial Officer
101.INS(2)	XBRL Instance Document
101.SCH(2)	XBRL Taxonomy Extension — Schema
101.CAL(2)	XBRL Taxonomy Extension — Calculations
101.DEF(2)	XBRL Taxonomy Extension — Definitions
101.LAB(2)	XBRL Taxonomy Extension — Labels
101.PRE(2)	XBRL Taxonomy Extension — Presentations

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

TEXAS MINERAL RESOURCES CORP.

/s/ Daniel E Gorski
Daniel E Gorski, Chief Executive Officer

DATED: June 3, 2020

/s/ Wm Chris Mathers
Wm Chris Mathers, Chief Financial Officer

DATED: June 3, 2020

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Daniel E Gorski	Chief Executive Officer, Principal Executive Officer and Director	June 3, 2020
Daniel E Gorski

/s/ Wm Chris Mathers	Chief Financial Officer	June 3, 2020
Wm Chris Mathers

/s/ Anthony Marchese	Director	June 3, 2020

/s/ Cecil C Wall	Director	June 3, 2020
Cecil C Wall

/s/ Nicholas Pingitore	Director	June 3, 2020
Nicholas Pingitore

/s/ James R Wolfe	Director	June 3, 2020
James R Wolfe

/s/ Peter Denetclaw, Jr	Director	June 3, 2020
Peter Denetclaw, Jr

/s/ Clark A Moseley	Director	June 3, 2020
Clark A Moseley