Form 10-Q/A
period 2019-11-30
Texas Mineral Resources Corp.
filed 2020-06-03
CIK 1445942

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Texas Mineral Resources Corp. (“we”, “our” or “us”) is filing this Amendment No. 1 (this “Form 10–Q/A”) to amend our Quarterly Report on Form 10–Q for the quarter ended November 30, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on January 14, 2020, to amend and restate our financial statements and related footnote disclosures as of November 30, 2019. As a result, total liabilities at November 30, 2019 were increased by $51,486, net loss was reduced by $105,000 during the three months ended November 30, 2019, and total accumulated deficit at November 30, 2019 increased by $1,175,199.

Background of the Restatement

Effective February 6, 2020, LBB & Associates (“LBB”), the Company’s independent registered public accounting firm, was suspended by the SEC. As a result of this suspension, on March 2, 2020, LBB resigned as the independent registered public accounting firm of the Company.

On March 6, 2020, the Audit Committee of the Board of Directors of the Company appointed Ham, Langston and Brezina, L.L.P. (“HLB”) to serve as the Company’s independent registered public accounting firm for the fiscal year ended August 31, 2020. In addition, we received notification from the SEC that we may not include audit reports or consents issued by LBB in our filings with the SEC. The Audit Committee of the Board of Directors of the Company engaged HLB to re-audit the fiscal years ended August 31, 2019 and 2018.

In May 2020, our management and Board of Directors concluded that our previously issued financial statements and financial information relating to the fiscal year ended August 31, 2019, and quarter ended November 30, 2019, required adjustment.

Effect of the Restatement on Financial Statements

For a description of the effect of the restatement as of and for the quarter ended November 30, 2019, see “Note 2. Restatement”.

Our Principal Executive Officer and Principal Financial Officer are providing currently dated certifications in connection with this Quarterly Report on Form 10–Q/A. These certifications are filed as Exhibits 31.1, 31.2, 32.1 and 32.2.

Texas Mineral Resources Corp.

BALANCE SHEETS

(Unaudited)

	November 30, 2019	August 31, 2019
ASSETS	(Restated)	(Restated)

CURRENT ASSETS
Cash and cash equivalents	$1,307,490	$1,824,546
Prepaid expenses and other current assets	13,900	4,450
Total current assets	1,321,390	1,828,996

Mineral properties, net	354,234	354,234

TOTAL ASSETS	$1,675,624	$2,183,230

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$737,388	$1,118,070
Advances from related party	186,454	190,454
Note payable	89,240	123,542
Total current liabilities	1,013,082	1,432,066
Total liabilities	1,013,082	1,432,066

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of November 30, 2019 and
August 31, 2019, respectively	-	-
Common stock, par value $0.01; 100,000,000 shares authorized,
56,228,508 and 56,204,994 shares issued and outstanding as of
November 30, 2019 and August 31, 2019, respectively	562,285	562,050
Additional paid-in capital	37,945,574	37,940,809
Accumulated deficit	(37,845,317)	(37,751,695)
Total shareholders' equity	662,542	751,164

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,675,624	$2,183,230

The accompanying notes are an integral part of these financial statements.

Texas Mineral Resources Corp.

STATEMENTS OF OPERATIONS

For the Three Months Ended November 30, 2019 and 2018

(Unaudited)

	2019	2018
		(Restated)
OPERATING EXPENSES
Exploration costs	$1,033	$6,750
General and administrative expenses	89,082	337,675

Total operating expenses	90,115	344,425

LOSS FROM OPERATIONS	(90,115)	(344,425)

OTHER INCOME (EXPENSE)
Interest and other expense	(3,507)	(5,575)
Total other income (expense)	(3,507)	(5,575)

NET LOSS	$(93,622)	$(350,000)

Net loss per share:
Basic and diluted net loss per share	$(0.00)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	56,218,132	45,183,290

The accompanying notes are an integral part of these financial statements.

Texas Mineral Resources Corp.

STATEMENTS OF CASH FLOWS

For the Three Months Ended November 30, 2019 and 2018

(Unaudited)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES	(Restated)	(Restated)
Net loss	$(93,622)	$(350,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Discount accretion on note payable	3,507	5,575
Stock based compensation	5,000	254,373
Changes in current assets and liabilities:
Prepaid expenses and other assets	(9,450)	2,500
Accounts payable and accrued expenses	(380,682)	40,188
Net cash used in operating activities	(475,247)	(47,364)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	140,000
Payments on note payable	(37,809)	-
Payment on advances from related party	(4,000)	-
Net cash used in financing activities	(41,809)	140,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(517,056)	92,636
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,824,546	31,591
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,307,490	$124,227

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Interest paid	$-	$-
Taxes paid	-	-

The accompanying notes are an integral part of these financial statements.

Texas Mineral Resources Corp.

STATEMENTS OF SHAREHOLDERS' EQUITY

For the Three Months Ended November 30, 2019 and 2018

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at August 31, 2019 (as Restated)	-	$-	56,204,994	$562,050	$37,940,809	$(37,751,695)	$751,164

Common stock issued for services	-	-	13,514	135	4,865	-	5,000
Warrant conversion	-	-	10,000	100	(100)	-	-
Net loss	-	-	-	-	-	(93,622)	(93,622)
Balance at November 30, 2019	-	$-	56,228,508	$562,285	$37,945,574	$(37,845,317)	$662,542

The accompanying notes are an integral part of these financial statements.

Texas Mineral Resources Corp.

Notes to Interim Financial Statements

November 30, 2019

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Texas Mineral Resources Corp. (“we”, “us”, “our”, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our annual report on Form 10-K/A, for the year ended August 31, 2019, dated June 3, 2020 as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended August 31, 2019 as reported in our annual report on Form 10-K/A, have been omitted.

NOTE 2 – RESTATEMENT

The accompanying August 31, 2019 balance sheet has been restated to properly account for the following:

•Issuance of common stock for settlement of accrued compensation due employees, officers and directors

•Modification of debt to related parties to include issuance of warrants and a conversion option that triggered the debt to be accounted for using extinguishment accounting

•Issuance of common stock in connection with the modification of a long-term debt agreement with the Rio Grande Valley Foundation.

The following summarizes the effects of the adjustments on our previously issued August 31, 2019 balance sheet:

BALANCE SHEET	As Previously
	Reported	Adjustments		As Restated
Assets

Current assets	$1,828,996	$-		$1,828,996
Mineral properties, net	354,234	-		354,234

Total assets	$2,183,230	$-		$2,183,230

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$1,181,820	$(63,750)	(a)	$1,118,070
Advances from related parties	5,000	185,454	(b)	190,454
Current portion of note payable	193,760	(70,218)	(c)	123,542

Current liabilities	1,380,580	51,486		1,432,066

Total liabilities	1,380,580	51,486		1,432,066

Commitments and contingencies

Shareholders’ equity (deficit)
Preferred stock	-	-		-
Common stock	562,050	-		562.,050
Additional paid-in capital	36,817,096	1,123,713	(d)	37,940,809
Accumulated deficit	(36,576,496)	(1,175,199)	(d)	(37,751,695)

Total shareholders’ equity (deficit)	802,650	(51,486)		751,164

Total liabilities and shareholders’ equity (deficit)	$2,183,230	$-		$2,183,230

Texas Mineral Resources Corp.

Notes to Interim Financial Statements

February 29, 2020

(Unaudited)

NOTE 2 – RESTATEMENT (CONTINUED)

The following summarizes the effects of the adjustments on our previously issued unaudited balance sheet as of November 30, 2019:

BALANCE SHEET	As Previously
	Reported	Adjustments		As Restated
Assets

Current assets	$1,321,390	$-		$1,321,390
Mineral properties, net	354,234	-		354,234

Total assets	$1,675,624	$-		$1,675,624

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities:
Accounts payable and accrued liabilities	$837,234	$(99,846)	(a)	$737,388
Advances from related parties	1,000	185,454	(b)	186,454
Current portion of note payable	123,362	(34,122)	(c)	89,240

Current liabilities	961,596	51,486		1,013,082

Total liabilities	961,596	51,486		1,013,082

Commitments and contingencies

Shareholders’ equity (deficit)
Preferred stock	-	-		-
Common stock	562,285	-		562.,285
Additional paid-in capital	36,821,861	1,123,713	(d)	37,945,574
Accumulated deficit	(36,670,118)	(1,175,199)	(d)	(37,845,317)

Total shareholders’ equity (deficit)	714,028	(51,486)		662,542

Total liabilities and shareholders’ equity (deficit)	$1,675,624	$-		$1,675,624

Texas Mineral Resources Corp.

Notes to Interim Financial Statements

February 29, 2020

(Unaudited)

NOTE 2 – RESTATEMENT (CONTINUED)

The following summarizes the effects of the adjustments on our previously issued unaudited statement of operations for the three months ended November 30, 2018:

STATEMENT OF OPERATIONS	As Previously
	Reported	Adjustments		As Restated
Operating expenses:
Exploration costs	$6,750	$-		$6,750
General and administrative expenses	442,675	(105,000)	(e)	337,675

Total operating expenses	449,425	(105,000)		344,425

Loss from operations	(449,425)	105,000		(344,425)

Other income (expense):
Interest and other expense	(5,575)	-		(10,790)

Total other income (expense)	(5,575)	-		(10,790)

Net loss	$(455,000)	$105,000		$(350,000)

Net loss per share - basic and diluted	$(0.01)	$-		$(0.01)
Weighted average shares outstanding -
basic and diluted	45,183,290			45,183,290

(a)To reclassify accrued interest improperly included in accrued liabilities rather than as a reduction in discount on the note.

(b)To properly recognize amounts received from a related party (joint venture partner) as a related party advance rather than as a reduction of expenses because it was received outside of the joint venture arrangement and not subject to a separate agreement.

(c)To properly recognize: 1) the discount on the note payable shown in (a) above, 2) a $105,000 payment on the note made in common stock of the Company in connection with the extinguishment of the note and 3) an increase in the discount of $28,968 as a result of the modification.

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

(e) To properly recognize a decrease of $105,000 for the issuance of common stock to the Rio Grande Valley Foundation that was improperly recorded as consulting fees but have been recognized as a component of a debt modification transaction that reduced the amount due under the note.

The accompanying cash flow statement for the three months ended November 30, 2019 has been restated to properly reflect payments on our outstanding note payable as a financing activity, whereas previously it was reflected in operating activities under changes in accounts payable and accrued expenses. The above adjustments had no impact on total cash flows from operating activities, investing activities or financing activities for the three months ended November 30, 2018.

Texas Mineral Resources Corp.

Notes to Interim Financial Statements

February 29, 2020

(Unaudited)

NOTE 3 – MINERAL PROPERTIES

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

November 2011 Lease

On November 1, 2011, we entered into a mining lease with the State of Texas covering approximately 90 acres of land that is adjacent to the land we purchased in September 2011 near our Round Top site. The deed was recorded with Hudspeth County on September 16, 2011. Under the lease, we paid the State of Texas a lease bonus of $20,700 which was paid upon the execution of the lease. Upon the sale of minerals removed from Round Top, we will pay the State of Texas a $50,000 minimum advance royalty. Thereafter, we will pay the State of Texas a production royalty equal to eight percent (8%) of the market value of uranium and other fissionable materials removed and sold from Round Top and six and one quarter percent (6 1/4%) of the market value of all other minerals sold from Round Top.

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

NOTE 3 – MINERAL PROPERTIES (CONTINUED)

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

NOTE 4 – NOTE PAYABLE

In relation to the Foundation lease discussed in Note 3 the Company recorded a note payable for an amount for the initial $45,000 due upon signing of lease and the nine (9) future payments due of $45,000 which has been recorded at its present value discounted with an imputed interest rate of 5% for a total note payable of $364,852. The Company made payments of approximately $100,000 and was unable to pay as agreed and in January 2019 entered into a settlement agreement with the Foundation and agreed to pay $225,000 in monthly installments of approximately $13,000, with the final payment to occur in July 2020.

The Company recognized accretion of the discount through interest expense of $3,507 and $5,575 for the three months ended November 30, 2019 and 2018, respectively. As of November 30, 2019, the note payable balance is $89,240.

NOTE 5 – SHAREHOLDERS’ EQUITY

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

Texas Mineral Resources Corp.

Notes to Interim Financial Statements

November 30, 2019

(Unaudited)

NOTE 5 – SHAREHOLDERS’ EQUITY (CONTINUED)

On September 16, 2019, the holder of 10,000 of our Common Stock Warrants converted these warrants into 10,000 shares of our Common Stock.

On October 29, 2019, we issued 13,514 shares of our Common Stock to a new Advisory Board Member and recognized stock based compensation expense of $5,000.

We had 56,228,508 shares of our common stock outstanding as of November 30, 2019.

NOTE 6 – SUBSEQUENT EVENTS

In December 2019, outstanding derivative securities entitling the holders to purchase an aggregate of 1,370,000 shares of common stock were exercised on a cashless basis, resulting in net issuances of an aggregate of 1,017,074 shares of common stock.

In December 2019, we announced the extension of the expiration date of the Class A and Class B warrants to December 7, 2020. As of January 14, 2020, there are issued and outstanding Class A warrants to purchase an aggregate of 2,998,868 shares of Company common stock at an exercise price of $0.35 per share, and Class B warrants to purchase an aggregate of 3,100,775 shares of Company common stock at an exercise price of $0.50 per share.

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

Liquidity and Capital Resources

As of November 30, 2019, our accumulated deficit was approximately $37.8 million and our cash position was approximately $1.3 million. We had a working capital surplus of approximately $308,000. We, nor our joint venture partner, have not commenced commercial production on any of our mineral properties. We have no revenues from operations and anticipate we will have no operating revenues until we place one or more of our properties into production. All properties are in the exploration stage.

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

As of January 14, 2020, we have warrants outstanding to purchase an aggregate of 12,694,643 shares of Company common stock held by investors at exercise prices between $.35 per share and $.50 per share, all of which expire in December 2020. Of these securities: (i) warrants to purchase an aggregate of 6,595,000 shares of Company common stock were privately placed and are exercisable for cash at $.35 per share and there is no effective resale registration statement registering the resale of the underlying shares of common stock upon exercise of these warrants; and (ii) Class A warrants to purchase an aggregate of 2,998,868 shares of Company common stock at an exercise price of $0.35 per share and Class B warrants to purchase an aggregate of 3,100,775 shares of Company common stock at an exercise price of $0.50 per share were issued pursuant to a registration statement and as there is no effective registration statement registering the issuance of the shares of Company common stock upon exercise of the Class A warrants and Class B warrants, holders may exercise for cash if an exemption is available from the registration requirements or on a net exercise basis, with the Company having a redemption right as set forth in the indenture.

Results of Operations

Three months ended November 30, 2019 and November 30, 2018

General & Revenue

We had no operating revenues during the three months ended November 30, 2019 and November 30, 2018. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $37.8 million as of November 30, 2019.

Operating expenses and resulting losses from Operations.

We accrued lease expenses payable to the GLO for the three months ended November 30, 2019 and November 30, 2018, in the amount of approximately $1,000 and $7,000, respectively. These lease payments are due each September and November.

Our general and administrative expenses for the three months ended November 30, 2019 and November 30, 2018, respectively, were approximately $89,000 and $338,000. For the three months ended November 30, 2019 and 2018, this amount included approximately $5,000 and $260,000, respectively, in stock-based compensation to Directors and outside consultants. The remaining expenditures were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

For the three months ended November 30, 2019 and 2018, we recorded interest expense of approximately $4,000 and $6,000, respectively.

We had losses from operations for the three months ended November 30, 2019 and November 30, 2018 totaling approximately $90,000 and $344,000, respectively.

We had net losses for the three months ended November 30, 2019 and November 30, 2018 totaling approximately $94,000 and $350,000, respectively.

Off-Balance Sheet Arrangements

For the three months ended November 30, 2019 and 2018, we have off-balance sheet arrangements for annual payments in relation to the mineral leases as disclosed in Note 2 of the unaudited financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation, and in light of the material weakness existing in our internal controls over financial reporting as of August 31, 2019 (as described in greater detail in our annual report on Form 10-K/A for the year ended August 31, 2019), the CEO and CFO have concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective in providing reasonable assurance that: (i) information required to be disclosed by us in our reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Form 10-K/A for the year ended August 31, 2019 as filed with the SEC on June 3, 2020.

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

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit No.	Description
31.1 (1)	Certification by Chief Executive Officer
31.2 (1)	Certification by Chief Financial Officer
32.1 (1)	Section 1350 Certification by Chief Executive Officer
32.2 (1)	Section 1350 Certification by Chief Financial Officer
101.INS(2)	XBRL Instance Document
101.SCH(2)	XBRL Taxonomy Extension - Schema
101.CAL(2)	XBRL Taxonomy Extension - Calculations
101.DEF(2)	XBRL Taxonomy Extension – Definitions
101.LAB(2)	XBRL Taxonomy Extension - Labels
101.PRE(2)	XBRL Taxonomy Extension – Presentations

(1)Filed herewith.

(2)Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at November 30, 2019 and August 31, 2019; (ii) Statements of Operations for the three months ended November 30, 2019 and 2018; (iii) Statements of Cash Flows for the three months ended November 30, 2019 and 2018; (iv) Statements of Shareholders’ Equity for the three months ended November 30, 2019 and 2018; and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS MINERAL RESOURCES CORP.

Date: June 3, 2020

/s/ Daniel E. Gorski
Daniel E. Gorski, duly authorized officer
Chief Executive Officer and Principal
Executive Officer

Date: June 3, 2020

/s/ Wm Chris Mathers
Wm Chris Mathers, Chief Financial Officer and
Principal Financial and Accounting Officer