Form 10-Q
period 2020-02-29
Texas Mineral Resources Corp.
filed 2020-06-03
CIK 1445942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

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

Number of shares of issuer’s common stock outstanding at May 24, 2020: 61,093,392.

Texas Mineral Resource Corp.

BALANCE SHEETS

(Unaudited)

	February 29, 2020	August 31, 2019
		(Restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,550,726	$1,824,546
Prepaid expenses and other current assets	26,749	4,450
Total current assets	1,577,475	1,828,996

Mineral properties, net	354,234	354,234

TOTAL ASSETS	$1,931,709	$2,183,230

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$634,872	$1,118,070
Advances from related parties	247,059	190,454
Current portion of note payable	67,187	123,542
Total current liabilities	949,118	1,432,066
Total liabilities	949,118	1,432,066

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of February 29, 2020 and
August 31, 2019, respectively	-	-
Common stock, par value $0.01; 100,000,000 shares authorized,
60,995,775 and 56,204,994 shares issued and outstanding as of
February 29, 2020 and August 31, 2019, respectively	609,956	562,050
Additional paid-in capital	38,519,071	37,940,809
Accumulated deficit	(38,146,436)	(37,751,695)
Total shareholders' equity	982,591	751,164

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,931,709	$2,183,230

The accompanying notes are an integral part of these financial statements.

Texas Mineral Resources Corp.

STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended		Three Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
		(Restated)
OPERATING EXPENSES
Exploration costs	6,187	30,109	5,153	23,359
General and administrative expenses	315,965	405,877	226,884	68,202

Total operating expenses	322,152	435,986	232,037	91,561

LOSS FROM OPERATIONS	(322,152)	(435,986)	(232,037)	(91,561)

OTHER INCOME (EXPENSE)
Loss on settlement of accrued liability	(66,335)	-	(66,335)	-
Interest and other expense	(6,254)	(10,790)	(2,747)	(5,215)
Total other income (expense)	(72,589)	(10,790)	(69,082)	(5,215)

NET LOSS	$(394,741)	$(446,776)	$(301,119)	$(96,776)

Net loss per share:
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	57,432,029	45,585,727	58,645,926	45,992,635

The accompanying notes are an integral part of these financial statements.

Texas Mineral Resources Corp.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	February 29, 2020	February 28, 2019
		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(394,741)	$(446,776)
Adjustments to reconcile net loss to net cash
used in operating activities:
Imputed interest	7,014	-
Stock based compensation	42,333	266,640
Loss on settlement of accrued liabilities	66,335	-
Changes in current assets and liabilities:
Prepaid expenses and other assets	(22,299)	(6,667)
Accounts payable and accrued expenses	(438,198)	90,228
Net cash used in operating activities	(739,556)	(96,575)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash from sale of common stock and exercise of warrants	472,500	140,000
Payment for syndication costs	-	(8,400)
Payments on notes payable	(63,369)	-
Advances from related parties	60,605	-
Payment on Advances from related parties	(4,000)	(4,500)
Net cash provided by financing activities	465,736	127,100

NET CHANGE IN CASH AND CASH EQUIVALENTS	(273,820)	30,525
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,824,546	31,591
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,550,726	$62,116

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest expenses	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Texas Mineral Resources Corp.

STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

For the Six and Three Months Ended February 29, 2020 and February 28, 2019

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at August 31, 2019	-	$-	56,204,994	$562,050	$37,940,809	$(37,751,695)	$751,164

Common stock issued for services	-	-	13,514	135	4,865	-	5,000
Warrant conversion	-	-	10,000	100	(100)	-	-
Net loss	-	-	-	-	-	(93,622)	(93,622)
Balance at November 30, 2019	-	-	56,228,508	562,285	37,945,574	(37,845,317)	662,542

Common stock issued for services	-	-	130,892	1,309	147,359	-	148,668
Warrant conversion	-	-	4,636,375	46,362	426,138	-	472,500
Net loss	-	-	-	-	-	(301,119)	(301,119)
Balance at February 29, 2020	-	$-	60,995,775	$609,956	$38,519,071	$(38,146,436)	$982,591

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at August 31, 2018	-	$-	44,941,532	$449,416	$33,275,248	$(35,370,321)	$(1,645,657)

Common stock issued in modification of notes payable	-	-	500,000	5,000	100,000	-	105,000
Options issued to officers and directors	-	-	-	-	256,637	-	256,637
Options issued for services	-	-	-	-	3,311	-	3,311
Cash received for unissued common stock	-	-	-	-	140,000	-	140,000
Net loss	-	-	-	-	-	(350,000)	(350,000)
Balance at November 30, 2018	-	-	45,441,532	454,416	33,775,196	(35,825,321)	(1,595,709)

Issuance of common stock previously unissued	-	-	646,054	6,460	(6,460)	-	-
Syndication costs	-	-	598,666	5,987	(14,387)	-	(8,400)
Other	-	-	-	-	6,692	-	6,692
Net loss	-	-	-	-	-	(96,776)	(96,776)
Balance at February 28, 2019	-	$-	46,686,252	$466,863	$33,761,041	$(35,922,097)	$(1,694,193)

The accompanying notes are an integral part of these financial statements.

Texas Mineral Resources Corp.

Notes to Interim Financial Statements

February 29, 2020

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Texas Mineral Resources Corp. (“we”, “us”, “our”, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our annual report on Form 10-K, for the year ended August 31, 2019, dated November 27, 2019 as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended August 31, 2019 as reported in our annual report on Form 10-K, have been omitted.

NOTE 2 – RESTATEMENT

The accompanying August 31, 2019 financial statements have been restated to properly account for the following:

•Issuance of common stock for settlement of accrued compensation due employees, officers and directors

•Modification of debt to related parties to include issuance of warrants and a conversion option that triggered the debt to be accounted for using extinguishment accounting

Issuance of common stock in connection with the modification of a long-term debt agreement with the Rio Grande Valley Foundation.

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

Texas Mineral Resources Corp.

Notes to Interim Financial Statements

February 29, 2020

(Unaudited)

NOTE 2 – RESTATEMENT (CONTINUED)

The following summarizes the effects of the adjustments on our previously issued unaudited statement of operations for the six months ended February 28, 2019:

STATEMENT OF OPERATIONS	As Previously
	Reported	Adjustments		As Restated
Operating expenses:
Exploration costs	$30,109	$-		$30,109
General and administrative expenses	510,877	(105,000)	(e)	405,877

Total operating expenses	540,986	(105,000)		435,986

Loss from operations	(540,986)	105,000		(435,986

Other income (expense):
Interest and other expense	(10,790)	-		(10,790

Total other income (expense)	(10,790)	-		(10,790

Net loss	$(551,776)	$105,000		$(446,776

Net loss per share - basic and diluted	$(0.01)	$-		$(0.01)
Weighted average shares outstanding -
basic and diluted	45,585,727			46,585,727

(a)To reclassify accrued interest improperly included in accrued liabilities rather than as a reduction in discount on the note.

(b)To properly recognize amounts received from a related party (joint venture partner) as a related party advance rather than as a reduction of expenses because it was received outside of the joint venture arrangement and not subject to a separate agreement.

(c)To properly recognize: 1) the discount on the note payable shown in (a) above, 2) a $105,000 payment on the note made in common stock of the Company in connection with the extinguishment of the note and 3) an increase in the note balance of $98,532 as a result of the modification.

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

The above adjustments had no impact on total cash flows from operating activities, investing activities or financing activities for the six months ended February 28, 2019.

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

Texas Mineral Resources Corp.

Notes to Interim Financial Statements

February 29, 2020

(Unaudited)

NOTE 3 – MINERAL PROPERTIES (CONTINUED)

March 2013 Lease

On March 6, 2013, we purchased the surface lease at the Round Top Project, known as the West Lease, from the Southwest Range & Wildlife Foundation, since renamed the Rio Grande Foundation (the “Foundation”) for $500,000 cash and 1,063,830 shares of our common stock. We also agreed to support the Foundation through an annual payment of $45,000 for ten years to support conservation efforts within the Rio Grande Basin and in particular engaging in stewardship of Lake Amistad, a large and well-known fishing lake near Del Rio, Texas. This commitment was treated as a note payable because it was in connection with obtaining the lease, see Note 4. The West Lease comprises approximately 54,990 acres. Most importantly, the purchase of the surface lease gave us unrestricted surface access for the potential development and mining of our Round Top Project. We are currently paying $13,235 monthly until the balance owed to the Foundation has been fully paid.

October 2014 Surface Option and Water Lease

On October 29, 2014, we announced that we had executed agreements with the Texas General Land Office securing the option to purchase the surface rights covering the potential Round Top project mine and plant areas and, separately, a lease to develop the water that we believe will be necessary for the potential Round Top project mine operations. The option to purchase the surface rights covers approximately 5,670 acres over the mining lease and the additional acreage adequate to site all potential heap leaching and processing operations as currently anticipated by the Company. We may exercise the option for all or part of the option acreage at any time during the sixteen year primary term of the mineral lease. The option can be kept current by an annual payment of $10,000. The purchase price will be the appraised value of the surface at the time of exercising the option. All annual payments have been made as of the date of this filing.

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

NOTE 4 – NOTE PAYABLE

In relation to the Foundation lease discussed in Note 3, the Company recorded a note payable for an amount for the initial $45,000 due upon signing of the lease and the nine (9) future payments due of $45,000 which was recorded at its present value discounted with an imputed interest rate of 5% for a total note payable of $364,852. The Company made payments of approximately $100,000 and was unable to pay as agreed and in January 2019 the Company entered into a settlement agreement with the Foundation and agreed to pay $225,000 in monthly installments of approximately $13,000, with the final payment to occur in July 2020.

The Company recognized accretion of the discount through interest expense of $7,014 and $7,500 for the six months ended February 29, 2020 and February 28, 2019, respectively. As of February 29, 2020, the note payable balance is $67,187.

NOTE 5 – ADVANCES DUE TO – RELATED PARTIES

During the six months ended February 29, 2020, the Company received advances from its joint venture partner in the Round Top Project totaling $60,605 which was primarily used to make monthly payments on the note payable discussed in Note 4.

Texas Mineral Resources Corp.

Notes to Interim Financial Statements

February 29, 2020

(Unaudited)

NOTE 6 – SHAREHOLDERS’ EQUITY

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

During the three months ended February 29, 2020, we had the following equity transactions:

a.700,000 common stock options were exercised on a cashless basis by a consultant into 500,000 shares of our common stock,

b.500,000 common stock options were exercised on a cashless basis by our CFO into 410,377 shares of our common stock,

c.130,892 shares of common stock was issued to settle accrued compensation payable to an ex-employee in the amount of $45,000, resulting in a loss on settlement of $66,335 representing the difference in the carrying amount of the liability and the fair value of the stock issued,

d.1,350,000 common stock warrants were exercised by investors at an exercise price of $0.35 per warrant for cash totaling $472,500,

e.4,147,279 common stock warrants were exercised by investors on a cashless basis into 2,375,998 shares of our common stock, and

f.We agreed to issue 699,999 shares of common stock to consultants that vest ratably over a 24-month period. At February 29, 2020, 29,165 shares had vested and were unissued. We recognized $37,333 during the period related to these shares and included in general and administrative expenses. When issued, we will hold these shares in trust until the end of the two-year term, or if requested by the contractor, such shares will be issued in tranches throughout the term of the agreements.

We had 60,995,775 shares of our common stock outstanding as of February 29, 2020.

Texas Mineral Resources Corp.

Notes to Interim Financial Statements

February 29, 2020

(Unaudited)

NOTE 7 – SUBSEQUENT EVENTS

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”). Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q, include, but are not limited to:

•the progress, potential and uncertainties of our 2019-2020 rare-earth exploration plans at our Round Top project in Hudspeth County, Texas (the “Round Top Project”);

•timing for a completed feasibility study for our Round Top Project;

•the success of getting the necessary permits for future drill programs and future project development;

•expectations regarding our ability to raise capital and to continue our exploration plans on our properties; and

•plans regarding anticipated expenditures at the Round Top Project;

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

•risks related to our United States Securities and Exchange Commission (the “SEC”) filing history; and

•risks related to our securities.

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2019, filed with the SEC on November 27, 2019. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all the forward-looking statements contained in this Quarterly Report by the foregoing cautionary statements.

Overview

We are a mining company engaged in the business of the acquisition, exploration and development of mineral properties. We currently hold two nineteen-year leases with the GLO, executed in September 2011 and November 2011, respectively, to explore and develop a 950 acre rare earths project located in Hudspeth County, Texas, known as the Round Top Project. We also have prospecting permits covering 9,345 acres adjacent to the Round Top Project. Our principal focus in conjunction with our joint venture partner, USA Rare Earth, is on developing a metallurgical process to concentrate or otherwise extract the metals from the Round Top Project’s rhyolite, and to conduct additional engineering, design, geotechnical work and permitting necessary for a bankable feasibility study. We currently have limited operations and have not established that any of our projects or properties contain any Proven or Probable Reserves under Guide 7.

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

•Clean energy technologies, such as hybrid and electric vehicles and wind power turbines,

•Fiber optics, lasers and hard disk drives,

•Numerous defense applications, such as guidance and control systems and global positioning systems,

•Advanced water treatment technology for use in industrial, military and

•Outdoor recreation applications

Because of these applications, global demand for REE is projected to steadily increase due to continuing growth in existing applications and increased innovation and development of new end uses. Interest in developing resources domestically has become a strategic necessity as there is limited production of these elements outside of China. According to a report issued by Reuters in June 2019, China supplied approximately 80% of the rare earths imported by the United States from 2014 to 2017, and China processes at least 85% of the world’s capacity of REEs.

As discussed in the filing of our Form 10-K as of and for the year ended August 31, 2019, our joint venture partner, USA Rare Earth, is currently funding and engaging in the advancement of the Round Top Project in an effort to obtain a definitive banking feasibility study per its agreement. Our financial obligation is currently for the Company’s general and administrative expenses.

Since we are currently in the exploration stage with our joint venture partner, we currently do not have any producing properties and consequently, we have no current operating income or cash flow and have not generated any revenues. Further exploration will be required before a final evaluation as to the economic and practical feasibility of any of our properties is determined.

Liquidity and Capital Resources

As of February 29, 2020, our accumulated deficit was approximately $38.1 million, and our cash position was approximately $1.6 million. We had a working capital surplus of approximately $0.6 million. We, nor our joint venture partner, have not commenced commercial production on any of our mineral properties. We have no revenues from operations and anticipate we will have no operating revenues until we place one or more of our properties into production. All properties are in the exploration stage.

Other than the financial commitment from USA Rare Earth to fund operations to earn a 70% interest in the Round Top Project, we currently do not have funds to pursue exploration or development work on the Round Top Project, which means that we will be required to raise additional capital on best efforts terms if USA Rare Earth ceases funding, or find alternative means to finance the Round Top Project continued exploration activities, if warranted. Subsequent to the funding of the USA Rare Earth amount, we will need to raise a significant amount of additional capital to exploit the Round Top Project. Failure to obtain required and sufficient financing may result in the (i) delay or indefinite postponement of exploration and, if warranted, development or production in the Round Top Project and/or (ii) curtailment or cessation of our operations. This includes our leases over claims covering the Round Top Project. We cannot be certain that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable or acceptable to us. Our ability to arrange additional financing in the future is dependent upon third parties. Failure of obtaining the required capital will result in the curtailment or cessation of our business operations.

As of May 1, 2020, we have warrants outstanding to purchase an aggregate of 8,380,732 shares of Company common stock held by investors at exercise prices between $0.35 per share and $0.50 per share, all of which expire in December 2020. Of these securities: (i) warrants to purchase an aggregate of 5,245,000 shares of Company common stock were privately placed and are exercisable for cash at $0.35 per share and there is no effective resale registration statement registering the resale of the underlying shares of common stock upon exercise of these warrants; and (ii) Class A warrants to purchase an aggregate of 1,556,507 shares of Company common stock at an exercise price of $0.35 per share and Class B warrants to purchase an aggregate of 1,579,225 shares of Company common stock at an exercise price of $0.50 per share were issued pursuant to a registration statement and as there is no effective registration statement registering the issuance of the shares of Company common stock upon exercise of the Class A warrants and Class B warrants, holders may exercise for cash if an exemption is available from the registration requirements or on a net exercise basis, with the Company having a redemption right as set forth in the indenture.

Results of Operations

Six months ended February 29, 2020 and February 28, 2019

General & Revenue

We had no operating revenues during the six months ended February 29, 2020 and February 28, 2019. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $38.1 million as of February 29, 2020.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the six months ended February 29, 2020 and February 28, 2019, in the amount of approximately $6,200 and $30,100, respectively. Expenditures for the six months ended February 29, 2020 and February 28, 2019 were primarily for lease payments to the GLO and property taxes for our Round Top project.

Our general and administrative expenses for the six months ended February 29, 2020 and February 28, 2019, were approximately $316,000 and $406,000, respectively. For the six months ended February 29, 2020 and February 28, 2019, this amount included approximately $37,000 and $267,000, respectively, in stock-based compensation to directors and a consultant. The remaining expenditures totaling approximately $279,000 and $139,000, respectively, were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

We had losses from operations for the six months ended February 29, 2020 and February 28, 2019 totaling approximately $322,000 and $436,000, respectively, and net losses for the six months ended February 29, 2020 and February 28, 2019 totaling approximately $395,000 and $447,000, respectively. For the six months ended February 29, 2020, we settled an outstanding payable of $45,000 for a past employee’s compensation, in exchange for 130,892 shares of our common stock valued at approximately $111,000 on the settlement date, resulting in a loss on settlement of approximately $66,000, and incurred $7,000 in interest expense on the note payable to the Foundation. For the six months ended February 28, 2019 we recorded finance charges of approximately $11,000.

Three months ended February 29, 2020 and February 28, 2019

General & Revenue

We had no operating revenues during the three months ended February 29, 2020 and February 28, 2019. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $38.1 million as of February 29, 2020.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the three months ended February 29, 2020 and February 28, 2019, in the amount of approximately $5,000 and $23,000, respectively, primarily for lease payments to the GLO and property taxes for our Round Top project.

Our general and administrative expenses for the three months ended February 29, 2020 and February 28, 2019, were approximately $227,000 and $68,000, respectively. For the three months ended February 29, 2020 and February 28, 2019, this amount included approximately $37,000 and $7,000, respectively, in stock-based compensation to an outside consultant. The remaining expenditures totaling approximately $190,000 and $61,000 for the three months ended February 29, 2020 and February 28, 2019, respectively, were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

For the three months ended February 29, 2020 and February 28, 2019 we recorded interest expense of approximately $2,700 and $5,200, respectively, for interest on various notes and finance charges. For the three months ended February 29, 2020 we settled an outstanding payable of $45,000 for a past employee’s compensation, in exchange for 130,892 shares of our common stock valued at approximately $111,000 on the settlement date, resulting in a loss on settlement of approximately $66,000.

We had losses from operations for the three months ended February 29, 2020 and February 28, 2019 totaling approximately $232,000 and $92,000, respectively.

We had net losses for the three months ended February 29, 2020 and February 28, 2019 totaling approximately $301,000 and $97,000, respectively.

Off-Balance Sheet Arrangements

For the three and six months ended February 29, 2020 and February 28, 2019, we have off-balance sheet arrangements for annual payments in relation to the mineral leases as disclosed in Note 2 of the financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation, and in light of the material weakness existing in our internal controls over financial reporting as of August 31, 2019 (as described in greater detail in our annual report on Form 10-K for the year ended August 31, 2019), the CEO and CFO have concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective in providing reasonable assurance that: (i) information required to be disclosed by us in our reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption
January 2020	Common Stock	130,892	Ex-employee	$Nil	Services	Sec. 4(a)(2)
January 2020	Common Stock	699,999	Consultants	$Nil	Services	Sec. 4(a)(2)
February 2020	Common Stock	1,250,000	Investor	$437,500	Investor	Sec. 4(a)(2)
February 2020	Common Stock	100,000	Investor	$35,000	Investor	Sec. 4(a)(2)
Dec – Feb 2020	Common Stock	2,375,998	Investors	$Nil	Cashless Exercise	Sec. 3(a)(9)

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

(1)Filed herewith.

(2)Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at February 29, 2020 and August 31, 2019; (ii) Statements of Operations for the six months and three months ended February 29, 2020 and February 28, 2019; (iii) Statements of Cash Flows for the six months ended February 29, 2020 and February 28, 2019; (iv) Statements of Shareholders’ Equity for the six months and three months ended February 29, 2020 and February 28, 2019; and (v) Notes to Financial Statements.

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