Form 10-Q/A
period 2020-02-29
Texas Mineral Resources Corp.
filed 2020-06-09
CIK 1445942

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Quarterly Report on Form 10-Q of Texas Mineral Resources Corp (the “Company”) for the quarter ended February 29, 2020 that was filed with the Securities and Exchange Commission (the “SEC”) on June 3, 2020 (the “Form 10-Q”) is to add this Explanatory Note disclosing that, as previously disclosed in the Company’s Current Report on Form 8-K as filed with the SEC on April 10, 2020 (the “Form 8-K”) and in accordance with the SEC’s March 4, 2020 Order (Release No. 34-88318), as modified on March 25, 2020 (Release No. 34-88465) (the “Order”), the Company (i) is relying on the relief provided by the Order in connection with the filing of the Form 10-Q and (ii) was unable to file the Form 10-Q on its customary schedule due to the circumstances related to COVID-19. In particular, COVID-19 has caused disruptions to the Company and limited access to its facilities resulting in limited support from its staff. This has, in turn, delayed the Company’s ability to complete its quarterly review and prepare the Form 10-Q. As indicated above, the Company filed the Form 10-Q on June 3, 2020, which was within the permissible extended filing deadline pursuant to the Order and the estimated filing timeline in the Form 8-K, as extended by the filing of a Form 12b-25.

No other changes have been made to the Quarterly Report on Form 10-Q, except that Part II, Item 6, is also being amended to refer to the updated Exhibit Index that is included herein for the purpose of including abbreviated officer certifications that are being filed herewith. This Amendment speaks as of the original filing date of the Quarterly Report on Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and other than as set forth above, does not modify or update in any way disclosures made in the original Quarterly Report on Form 10-Q.

Item 6. Exhibits

The following exhibits are filed, furnished or incorporated by reference:

Exhibit No.	Description
31.1(1)	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(1) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS MINERAL RESOURCES CORP.

Date: June 8, 2020

/s/ Daniel E. Gorski
Daniel E. Gorski, duly authorized officer
Chief Executive Officer and Principal
Executive Officer

Date: June 8, 2020

/s/ Wm Chris Mathers
Wm Chris Mathers, Chief Financial Officer and
Principal Financial and Accounting Officer