Form 10-Q
period 2020-05-31
Texas Mineral Resources Corp.
filed 2020-07-13
CIK 1445942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

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

Number of shares of issuer’s common stock outstanding at July 8, 2020: 72,688,854.

Texas Mineral Resource Corp.

BALANCE SHEETS

(Unaudited)

	May 31, 2020	August 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,392,877	$1,824,546
Prepaid expenses and other current assets	25,904	4,450
Total current assets	1,418,781	1,828,996

Mineral properties, net	354,234	354,234

TOTAL ASSETS	$1,773,015	$2,183,230

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$716,422	$1,118,070
Advances from related party	287,371	190,454
Current portion of note payable	26,875	123,542
Total current liabilities	1,030,668	1,432,066
Total liabilities	1,030,668	1,432,066

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of May 31, 2020 and
August 31, 2019, respectively	-	-
Common stock, par value $0.01; 100,000,000 shares authorized,
61,099,449 and 56,204,994 shares issued and outstanding as of
May 31, 2020 and August 31, 2019, respectively	610,994	562,050
Additional paid-in capital	38,577,229	37,940,809
Accumulated deficit	(38,445,876)	(37,751,695)
Total shareholders' equity	742,347	751,164

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,773,015	$2,183,230

The accompanying notes are an integral part of these financial statements.

Texas Mineral Resources Corp.

STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended		Three Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
		(Restated)
OPERATING EXPENSES
Exploration costs	$75,399	$48,437	$69,212	$18,328
General and administrative expenses	542,763	490,476	226,798	84,599

Total operating expenses	618,162	538,913	296,010	102,927

LOSS FROM OPERATIONS	(618,162)	(538,913)	(296,010)	(102,927)

OTHER INCOME (EXPENSE)
Loss on settlement of accrued liability	(66,335)	-	-	-
Interest and other expense	(9,684)	(15,695)	(3,430)	(4,905)
Total other income (expense)	(76,019)	(15,695)	(3,430)	(4,905)

NET LOSS	$(694,181)	$(554,608)	$(299,440)	$(107,832)

Net loss per share:
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	58,662,191	45,956,600	57,448,168	46,686,252

The accompanying notes are an integral part of these financial statements.

Texas Mineral Resources Corp.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	May 31, 2020	May 31, 2019
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(694,181)	$(554,608)
Adjustments to reconcile net loss to net cash
used in operating activities:
Imputed interest	11,291	-
Stock based compensation	98,334	275,210
Loss on settlement of accrued liabilities	66,335	-
Changes in current assets and liabilities:
Prepaid expenses and other assets	(21,454)	(2,667)
Accounts payable and accrued expenses	(356,648)	143,861
Net cash used in operating activities	(896,323)	(138,204)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash from sale of common stock and exercise of warrants	475,695	140,000
Payment for syndication costs	-	(8,400)
Payments on notes payable	(107,958)	-
Advances from related parties	100,917	-
Payment on advances from related party	(4,000)	(6,000)
	464,654	125,600

NET CHANGE IN CASH AND CASH EQUIVALENTS	(431,669)	(12,604)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,824,546	31,591
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,392,877	$18,987

Non-cash Transactions
Warrants issued for syndication costs	$-	$8,400

SUPPLEMENTAL INFORMATION
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Texas Mineral Resources Corp.

STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

For the Nine and Three Months Ended Mary 31, 2020 and 2019

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at August 31, 2019	-	$-	56,204,994	$562,050	$37,940,809	$(37,751,695)	$751,164

Common stock issued for services	-	-	13,514	135	4,865	-	5,000
Warrant conversion	-	-	10,000	100	(100)	-	-
Net loss	-	-	-	-	-	(93,622)	(93,622)
Balance at November 30, 2019	-	-	56,228,508	562,285	37,945,574	(37,845,317)	662,542

Stock based compensation for services	-	-	-	-	37,333	-	37,333
Common stock issued to settle accrued liability	-	-	130,892	1,309	110,026	-	111,335
Warrant conversion	-	-	4,636,375	46,362	426,138	-	472,500
Net loss	-	-	-	-	-	(301,119)	(301,119)
Balance at February 29, 2020	-	-	60,995,775	609,956	38,519,071	(38,146,436)	982,591

Common stock issued for services	-	-	87,501	876	55,125	-	56,001
Warrant conversion	-	-	16,173	162	(162)	-	-
Cash received for unissued shares	-	-	-	-	3,195	-	3,195
Net loss	-	-	-	-	-	(299,440)	(299,440)

Balance at May 31, 2020	-	$-	61,099,449	$610,994	$38,577,229	$(38,445,876)	$742,347

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at August 31, 2018	-	$-	44,941,532	$449,416	$33,275,248	$(35,370,321)	$(1,645,657)

Common stock issued in modification of note payable	-	-	500,000	5,000	100,000	-	105,000
Options issued to officers and directors	-	-	-	-	256,637	-	256,637
Options issued for services	-	-	-	-	3,311	-	3,311
Cash received for unissued common stock	-	-	-	-	140,000	-	140,000
Net loss	-	-	-	-	-	(350,000)	(350,000)
Balance at November 30, 2018	-	-	45,441,532	454,416	33,775,196	(35,720,321)	(1,490,709)

Issuance of common stock previously unissued	-	-	646,054	6,460	(6,460)	-	-
Syndication costs	-	-	598,666	5,987	(14,387)	-	(8,400)
Other	-	-	-	-	6,692		6,692
Net loss	-	-	-	-	-	(96,776)	(96,776)
Balance at February 28, 2019	-	-	46,686,252	466,863	33,761,041	(35,817,097)	(1,589,193)

Options issued for services	-	-	-	-	8,570	-	8,570
Net loss	-	-	-	-	-	(107,832)	(107,832)

Balance at May 31, 2019	-	$-	46,686,252	$466,863	$33,769,611	$(35,924,929)	$(1,688,455)

The accompanying notes are an integral part of these financial statements.

Texas Mineral Resources Corp.

Notes to Interim Financial Statements

May 31, 2020

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

NOTE 2 – RESTATEMENT

The accompanying statements of operations, shareholders’ equity (deficit) and cashflows for the nine months ended May 31, 2019 have been restated to properly account for the issuance of common stock in connection with a debt modification of a long-term debt agreement with the Rio Grande Valley Foundation. The adjustment reflected in the below table properly recognizes the issuance of common stock valued at $105,000 as a reduction to the outstanding note payable balance in connection with a modification of the note. Previously the Company had accounted for the $105,000 as a consulting fee during the nine months ended May 31, 2019.

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

The above adjustments had no impact on total cash flows from operating activities, investing activities or financing activities for the nine months ended May 31, 2019.

Texas Mineral Resources Corp.

Notes to Interim Financial Statements

May 31, 2020

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

May 31, 2020

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

The Company recognized accretion of the discount through interest expense of $11,291 and $11,250 for the nine months ended May 31, 2020 and May 31, 2019, respectively. As of May 31, 2020, the note payable balance is $26,875.

NOTE 5 – ADVANCES FROM RELATED PARTIES

During the nine months ended May 31, 2020, the Company received advances from its joint venture partner in the Round Top Project totaling approximately $101,000 which was primarily used to make monthly payments on the note payable discussed in Note 4. At May 31, 2020, total advances received from the joint venture partner were approximately $287,000.

Texas Mineral Resources Corp.

Notes to Interim Financial Statements

May 31, 2020

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

In December 2019, 700,000 common stock options were exercised on a cashless basis by a consultant for 500,000 shares of our common stock.

In December 2019, 500,000 common stock options were exercised on a cashless basis by our chief financial officer for 410,377 shares of our common stock.

In January 2020, 130,892 shares of common stock valued at $111,335 was issued to settle accrued compensation payable to an ex-employee in the amount of $45,000, resulting in a loss on settlement of $66,335. The loss represents the difference in the carrying amount of the liability and the fair value of the stock issued.

In January and February 2020, 1,350,000 common stock warrants were exercised by investors at an exercise price of $0.35 per warrant for cash totaling $472,500.

In January and February 2020, 4,147,279 common stock warrants were exercised by investors on a cashless basis into 2,375,998 shares of our common stock.

In January 2020, we entered into three consulting agreements whereby the consideration was 699,999 shares of common stock (233,333 per agreement) that vest ratably over a 24-month period. At May 31, 2020, 116,664 shares had vested, 29,165 of which were unissued. We recognized $93,333 during the period related to these shares and included in general and administrative expenses. Subsequent to February 2020, the consultants have requested that we hold the remaining shares issuable over the contract period in trust or at a time sooner during the contract period whereby the contractors can request their shares in accordance with the agreements.

During May 2020, 28,000 common stock warrants were exercised by investors on a cashless basis for 16,173 shares of our common stock.

During the third quarter, we issued 30,000 options to a consultant valued at $8,570.

We had 61,099,449 shares of our common stock outstanding as of May 31, 2020.

Texas Mineral Resources Corp.

Notes to Interim Financial Statements

May 31, 2020

(Unaudited)

NOTE 7 – UNCERTAINTIES

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

NOTE 8 – SUBSEQUENT EVENTS

During June 2020, warrants to purchase 4,200,000 shares of common stock were exercised by investors at an exercise price of $0.35 per warrant for cash totaling $1,470,000.

During June 2020, an option to purchase 70,000 shares of common stock was exercised by a consultant at an exercise price of $0.30 per option for cash totaling $21,000.

During June 2020, options to purchase 2,210,000 shares of common stock were exercised by certain directors on a cashless basis into 2,055,408 shares of our common stock.

During June 2020, warrants to purchase 2,574,190 shares of common stock were exercised by certain directors and officers on a cashless basis for 2,251,922 shares of our common stock.

During June 2020, warrants to purchase 2,871,314 shares of common stock were exercised by investors on a cashless basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, unless the context requires otherwise, references to “Texas Mineral Resources Corp,” “the Company,” “we,” “our” or “us” refer to Texas Mineral Resources Corp. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this quarterly report. This Quarterly Report on Form 10-Q may also contain statistical data and estimates we obtained from industry publications and reports generated by third parties. Although we believe that the publications and reports are reliable, we have not independently verified their data.

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

•risks related to title in our properties;

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

•risks related to our United States Securities and Exchange Commission (the “SEC”) filing history; and

•risks related to our securities.

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report and “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended August 31, 2019, filed with the SEC on June 3, 2020. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all the forward-looking statements contained in this Quarterly Report by the foregoing cautionary statements.

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

Rare earth elements (“REEs”) are a group of chemically similar elements that usually are found together in nature – they are referred to as the “lanthanide series.” These individual elements have a variety of characteristics that are critical in a wide range of technologies, products, and applications and are critical inputs in existing and emerging applications. Without these elements, multiple high-tech technologies would not be possible. These technologies include:

•Cell phones,

•Computer and television screens,

•Battery operated vehicles,

•Clean energy technologies, such as hybrid and electric vehicles and wind power turbines,

•Fiber optics, lasers and hard disk drives,

•Numerous defense applications, such as guidance and control systems and global positioning systems,

•Advanced water treatment technology for use in industrial, military and outdoor recreation applications

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

As discussed in the filing of our Form 10-K/A as of and for the year ended August 31, 2019, our joint venture partner, USA Rare Earth, is currently funding and engaging in the advancement of the Round Top Project in an effort to obtain a definitive banking feasibility study per its agreement. Our financial obligation is currently for the Company’s general and administrative expenses.

Since we are currently in the exploration stage with our joint venture partner, we currently do not have any producing properties and consequently, we have no current operating income or cash flow and have not generated any revenues. Further exploration will be required before a final evaluation as to the economic and practical feasibility of any of our properties is determined.

Liquidity and Capital Resources

As of May 31, 2020, our accumulated deficit was approximately $38.4 million, and our cash position was approximately $1.4 million. We had a working capital surplus of approximately $0.39 million. We, nor our joint venture partner, have not commenced commercial production on any of our mineral properties. We have no revenues from operations and anticipate we will have no operating revenues until we place one or more of our properties into production. All properties are in the exploration stage.

Other than the financial commitment from USA Rare Earth to fund operations to earn a 70% interest in the Round Top Project, we currently do not have funds to pursue exploration or development work on the Round Top Project, which means that we will be required to raise additional capital on best efforts terms if USA Rare Earth ceases funding, or find alternative means to finance the Round Top Project’s continued exploration activities, if warranted. Subsequent to the funding of the USA Rare Earth amount, we will need to raise a significant amount of additional capital to exploit the Round Top Project. Failure to obtain required and sufficient financing may result in the (i) delay or indefinite postponement of exploration and, if warranted, development or production in the Round Top Project and/or (ii) curtailment or cessation of our operations. This includes our leases over claims covering the Round Top Project. We cannot be certain that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable or acceptable to us. Our ability to arrange additional financing in the future is dependent upon third parties. Failure of obtaining the required capital will result in the curtailment or cessation of our business operations.

As of May 1, 2020, we have warrants outstanding to purchase an aggregate of 4,152,732 shares of Company common stock held by investors at exercise prices between $0.35 per share and $0.50 per share, all of which expire in December 2020. Of these securities: (i) warrants to purchase an aggregate of 1,045,000 shares of Company common stock were privately placed and are exercisable for cash at $0.35 per share and there is no effective resale registration statement registering the resale of the underlying shares of common stock upon exercise of these warrants; and (ii) Class A warrants to purchase an aggregate of 1,542,507 shares of Company common stock at an exercise price of $0.35 per share and Class B warrants to purchase an aggregate of 1,565,225 shares of Company common stock at an exercise price of $0.50 per share were issued pursuant to a registration statement and as there is no effective registration statement registering the issuance of the shares of Company common stock upon exercise of the Class A warrants and Class B warrants, holders may exercise for cash if an exemption is available from the registration requirements or on a net exercise basis, with the Company having a redemption right as set forth in the indenture.

As of May 31, 2020, we had $1,393,000 of cash on hand. During June 2020, warrants to purchase 4,200,000 shares of common stock were exercised by investors at an exercise price of $0.35 per warrant for cash totaling $1,470,000.

Results of Operations

Nine months ended May 31, 2020 and May 31, 2019

General & Revenue

We had no operating revenues during the nine months ended May 31, 2020 and May 31, 2019. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $38.4 million as of May 31, 2020.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the nine months ended May 31, 2020 and May 31, 2019, in the amount of approximately $75,000 and $48,000, respectively. Expenditures for the nine months ended May 31, 2020 and May 31, 2019 were primarily for lease payments to the GLO and property taxes for our Round Top project.

Our general and administrative expenses for the nine months ended May 31, 2020 and May 31, 2019, were approximately $543,000 and $490,000, respectively. For the nine months ended May 31, 2020 and May 31, 2019, this amount included approximately $98,000 and $275,000, respectively, in stock-based compensation to directors and consultants. The remaining expenditures totaling approximately $445,000 and $215,000 for the nine months ended May 31, 2020 and May 31, 2019, respectively, were primarily for compensation, professional fees and other general and administrative expenses necessary for our operations.

We had losses from operations for the nine months ended May 31, 2020 and May 31, 2019 totaling approximately $618,000 and $539,000, respectively, and net losses for the nine months ended May 31, 2020 and May 31, 2019 totaling approximately $694,000 and $555,000, respectively. For the nine months ended May 31, 2020, we settled an outstanding payable of $45,000 for a past employee’s compensation, in exchange for 130,892 shares of our common stock valued at approximately $111,000 on the settlement date, resulting in a loss on settlement of approximately $66,000, and incurred $10,000 in interest expense on the note payable to the Foundation. For the nine months ended May 31, 2019 we recorded interest expense of approximately $16,000.

Three months ended May 31, 2020 and May 31, 2019

General & Revenue

We had no operating revenues during the three months ended May 31, 2020 and May 31, 2019. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $38.4 million as of May 31, 2020.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the three months ended May 31, 2020 and May 31, 2019, in the amount of approximately $69,000 and $18,000, respectively, primarily for lease payments to the GLO and property taxes for our Round Top project.

Our general and administrative expenses for the three months ended May 31, 2020 and May 31, 2019, were approximately $227,000 and $85,000, respectively. For the three months ended May 31, 2020 and May 31, 2019, this amount included approximately $56,000 and $9,000, respectively, in stock-based compensation to outside consultants. The remaining expenditures totaling approximately $171,000 during the three months ended May 31, 2020 and $76,000 for the three months ended May 31, 2019 were primarily for compensation, professional fees and other general and administrative expenses necessary for our operations.

We had losses from operations for the three months ended May 31, 2020 and May 31, 2019 totaling approximately $296,000 and $103,000, respectively, and net losses for the three months ended May 31, 2020 and May 31, 2019 totaling approximately $299,000 and $108,000, respectively.

Off-Balance Sheet Arrangements

For the three and nine months ended May 31, 2020 and May 31, 2019, we have off-balance sheet arrangements for annual payments in relation to the mineral leases as disclosed in Note 3 of the unaudited interim financial statements.

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

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption
May 2020	Common Stock	16,173	Investor	$Nil	Investor	Sec. 4(a)(2)
March - May 2020	Common Stock Options	30,000	Consultant	$Nil	Consulting	Sec. 4(a)(2)

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended May 31, 2020, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

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

(1)Filed herewith.

(2)Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at May 31, 2020 and August 31, 2019; (ii) Statements of Operations for the nine months and three months ended May 31, 2020 and 2019; (iii) Statements of Cash Flows for the nine months ended May 31, 2020 and 2019; (iv) Statements of Shareholders’ Equity for the nine months and three months ended May 31, 2020 and 2019; and (v) Notes to Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS MINERAL RESOURCES CORP.

Date: July 13, 2020

/s/ Daniel E. Gorski
Daniel E. Gorski, duly authorized officer
Chief Executive Officer and Principal
Executive Officer

Date: July 13, 2020

/s/ Wm Chris Mathers
Wm Chris Mathers, Chief Financial Officer and
Principal Financial and Accounting Officer