Form 10-K
period 2020-08-31
Texas Mineral Resources Corp.
filed 2020-11-30
CIK 1445942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2020

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

Yes [   ] No [X]

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: As of February 29, 2020 the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $7,596,699 based upon the closing sale price of the common stock as reported by the OTC.QB. For purposes of this calculation, shares of common stock held by executive officers, directors and holders of greater than 10% of the registrant’s outstanding common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock outstanding as of November 23, 2020 was 73,457,846.

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

Round Top Project

The Round Top Project, or Round Top, consists of the following:

•two eleven year leases with the GLO, executed in September 2011 and November 2011, respectively, to explore and develop a 950 acre rare earths project located in Hudspeth County, Texas;

•the 54,990 acre surface lease, known as the West Lease, that provides unrestricted surface access for the potential development and mining of our Round Top Project;

•an option to purchase from the GLO the surface rights covering approximately 5,670 acres over the mining lease and additional acreage adequate to the site to handle potential heap leaching and processing operations as currently anticipated at the Round Top Project; and

•a ground water lease securing the right to develop the ground water within a 13,120-acre lease area located approximately 4 miles from Round Top, containing five existing water wells.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements” (collectively, “forward-looking statements”) with respect to the Company’s anticipated results and developments in the Company’s operations, planned exploration and development of its properties, plans related to its business, and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements include, but are not limited to:

•the progress, potential and uncertainties of our rare-earth exploration program at our Round Top Project, located near Sierra Blanca, Texas;

•cost, timing and actual obtainable results from and of feasibility studies, including PEAs for our Round Top Project;

•the success of getting the necessary permits for future drill programs and future project exploration;

•expectation that USA Rare Earth will continue to fund the Round Top Project up to $10 million;

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

•risks associated with our ability to continue as a going concern in future periods;

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

In light of these risks and uncertainties, many of which are described in greater detail elsewhere in this Annual Report, there can be no assurance that the events predicted in forward-looking statements contained in the Annual Report will in fact transpire.

Should any of these risks or uncertainties materialize (in whole or in part), or should any of the Company’s assumptions prove incorrect, actual results may differ materially from those included within these forward-looking statements. Except as may be required under applicable securities laws, the Company undertakes no obligation to update or publicly release the result of any revision to these forward-looking statements to reflect events or circumstances occurring after the date they are made or to reflect the occurrence of unanticipated events.

An investment in our Common Stock involves significant risks, including the risk of a loss of your entire investment. You should carefully consider the risks and uncertainties described herein before purchasing our Common Stock. The risks set forth herein are not the only ones facing our Company. Additional risks and uncertainties may exist and others could arise that could also adversely affect our business, financial condition, operations and prospects. If any of the following risks actually materialize, our business, financial condition, prospects and operations would suffer. In such event, the value of our Common Stock would decline, and you could lose all or a substantial portion of your investment.

PART I

ITEM 1. BUSINESS

Narrative Description of Business

We are a mining company engaged in the business of the acquisition, exploration and development of mineral properties. We currently hold two mineral property leases with the GLO to explore and develop a 950-acre rare earths project located in Hudspeth County, Texas, known as the Round Top Project. The leases, originally signed with primary terms of 20 and 19 years, each currently have remaining terms of eleven years and provisions for automatic renewal if Round Top is in production. We also have prospecting permits covering 9,345 acres adjacent to the Round Top Project. Our principal focus is on developing a metallurgical process to concentrate or otherwise extract the metals from the Round Top Project’s rhyolite, and to conduct additional engineering, design, geotechnical work, and permitting necessary for a bankable feasibility study. We currently have limited operations and have not established that any of our projects or properties contain any Proven or Probable Reserves under Guide 7.

History of Operations

In March 2013, we purchased the 54,990 acre surface lease covering the Round Top Project, known as the West Lease, from the Southwest Wildlife and Range Foundation (“Foundation”) for $500,000 and the issuance of 1,063,830 shares of our Common Stock. We also agreed to support the Foundation through an annual payment of $45,000 for ten years to support conservation efforts within the Rio Grande Basin and in particular engaging in stewardship of Lake Amistad, a large and well-known fishing lake near Del Rio, Texas. The West Lease provides us exclusive surface access to the area for the potential development and mining of our Round Top Project.

In October 2014, we executed agreements with the GLO securing the option to purchase the surface rights covering the potential Round Top Project mine and plant areas and, separately, a lease to develop the water necessary for the potential Round Top Project mine operations. The option to purchase the surface rights covers approximately 5,670 acres over the mining lease and the additional acreage adequate to site all potential heap leaching and processing operations as currently anticipated by the Company. We may exercise the option for all or part of the option acreage at any time during the sixteen-year primary term of the mineral lease as defined above. The “primary term” of the GLO mineral leases and the option is to August 10, 2030. The option can be kept current by an annual payment of $10,000. The purchase price will be the appraised value of the surface at the time of exercising the option. The ground water lease secures our right to develop the ground water within a 13,120-acre lease area located approximately 4 miles from the Round Top deposit. The lease area contains five existing water wells. It is anticipated that all potential water needs for the Round Top Project mine operations will be satisfied by the existing wells covered by this water lease. This lease has an annual minimum production payment of $5,000 prior to production of water for the operation. After initiation of production we will pay $0.95 per thousand gallons or $20,000 annually, whichever is greater. This lease remains effective as long as the mineral lease is in effect.

In March 2015, we conducted a trial mining test during which we mined 500 tonnes of rhyolite, transported and crushed the ore to 80% passing an approximate one-inch screen. This rock is now stockpiled and is expected to be used in our contemplated pilot plant development.

In April 2015, we announced the execution of a uranium offtake agreement with UG USA, a subsidiary of Areva, now called Orano, According to the agreement, TMRC will supply up to 300,000 pounds of natural uranium concentrates (U308) per year based upon a pricing formula indexed to U308 spot prices at the times of delivery. The agreement is for a term of five years commencing in 2018 or as soon thereafter, contingent upon development and production at its Round Top Project, and contains other industry standard terms and conditions.

During 2017, TMRC in association with Penn State University, REE Tech and Inventure Renewables of Tuscaloosa, Alabama, jointly applied for a Department of Energy grant to evaluate the economic potential of rare earth elements associated with Appalachian coal deposits. Our group was awarded the first phase of this grant on October 19, 2017. Work in progress consists of our identification of a resource, developing the physical metallurgy to concentrate the minerals (Penn State) and developing the CIX/CIC process to separate the individual rare earth elements and to separate and refine various other elements including iron and aluminum (Inventure and K-Tech). In August 2019, we published a PEA prepared in accordance with Canadian NI 43-101 specifications. The PEA calls for a 20,000 tonnes per day heap leach operation producing three basic revenue streams: 1) a REE stream, 2) a tech metal stream that includes lithium and uranium, and 3) a variety of industrial and fertilizer sulfate products.

Cautionary Note

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

USA Rare Earth Agreement

In August 2018, the Company and Morzev Pty. Ltd. (“Morzev”) entered into an agreement (the “2018 Option Agreement”) whereby Morzev was granted the exclusive right to earn and acquire a 70% interest, increasable to an 80% interest, in the Round Top Project from the Company by funding certain expenditures described below. The 2018 Option Agreement contained customary representations, warranties and covenants. In September 2018 and October 2018, the Company and Morzev entered into minor, non-substantive amendments to the 2018 Option Agreement and, in connection with the agreement, Morzev purchased 646,054 shares of Company Common Stock for $140,000 in November 2018. Morzev began engaging in business as USA Rare Earth and in May 2019 notified the Company that it was nominating USA Rare Earth , LLC (“USARE”) as the optionee under the terms of the 2018 Option Agreement. In August 2019, the Company and USARE entered into an amended and restated option agreement as further amended on June 29, 2020 (the “2019 Option Agreement”), whereby the Company restated its agreement to grant USARE the exclusive right to earn and acquire a 70% interest, increasable to an 80% interest, in the Round Top Project from the Company by funding certain expenditures described below. The 2019 Option Agreement has substantially similar terms to the 2018 Option Agreement except that that 2019 Option Agreement acknowledges the investment by USA Rare Earth into the Company and recognized a broader range of expenditures advancing the Round Top Project as contributing to the total $10,000,000 earn-in commitment for the initial 70% interest. The agreement contained customary representations, warranties and covenants. In order to acquire and earn the 70% interest in the Round Top Project, USA Rare Earth must perform and complete the following:

•commit to expend a total of $2,500,000 for mining operations (as described below) on the Round Top Project prior to December 13, 2020 (inclusive of the $140,000 Morzev 2018 stock purchase) which was achieved by expenditure commitments USARE made on December 10, 2019; and

•expend amounts for mining operations on the Round Top Project, up to a maximum of $10,000,000 (including the $2,500,000 referred to above), which mining operations include: (i) the work of de-risking Round Top (including specifically optimizing the leaching cycle and determining final leach pad design, undertaking the pilot plant, and developing the process and procedure to separate and purify other economically important elements from the primary leach solution including but not limited to lithium, aluminum sulfate, hafnium and other fertilizer and industrial products); (ii) property maintenance; (iii) process development solar evaporation; (iv) chemical processing; (v) baseline studies; (vi) engineering; (vii) assessment, geophysical, geochemical and geological surveys; (viii) studies and mapping; (ix) investigating, drilling, assaying, prospecting, designing, examining, equipping, improving, surveying, shaft-sinking, raising, cross-cutting and drifting, searching for, digging, trucking, sampling, working and procuring minerals, ores and metals; (x) surveying and bringing any mining claims to lease or patent; (xi) reclaiming and all other work usually considered to be prospecting, exploration, development, mining and reclamation work; (xii) paying wages and salaries of workers engaged in the work and in supplying food, lodging, transportation and other reasonable needs of the workers; (xiii) paying assessments or premiums for workers’ compensation insurance, contributions for unemployment insurance or other pay allowances or benefits customarily paid in the district to those workers; (xiv) paying rentals, license renewal fees, taxes and other governmental charges required to keep the mineral interests comprising the Round Top Project in good standing; (xv) purchasing or renting plant, buildings, machinery, tools, appliances, equipment or supplies and in installing, erecting, detaching and removing them; and (xvi) mining, milling, concentrating, rehabilitation, reclamation, and environmental protections and in the management of any work which may be done on Round Top or in any other respect necessary for the due carrying out of the prospecting, exploration and development work or any other expenditure approved by the Operating Committee. USARE has the right to fund the balance of the $10,000,000 of mining operations expenditures into the Round Top Project at any time and, simultaneously with such funding, USARE will acquire a 70% interest in Round Top. As of the date of this Annual Report, USARE has funded an aggregate of $3,790,516 of the $10,000,000 commitment.

If and when USARE acquires the 70% interest in the Round Top Project, the Company’s interest in Round Top will immediately reduce to 30% and each party will be required to contribute to future expenditures with respect to Round Top in proportion to their ownership and all budgets and timelines to be determined and agreed by an operating committee established between the parties, consisting of 2 appointees of USARE and one appointee of the Company. Additionally, the failure of a party to fund its proportionate expenditure request shall result in dilution of an ownership interest.

USA Rare Earth shall have the option to acquire an additional 10% in the Round Top Project by:

•providing written notice to the Company at any time prior to the 180-day anniversary of the date of the completion of the bankable feasibility study; and

•paying to the Company $3,000,000.

The additional option is only effective if USARE earns a 70% interest in the Round Top Project.

USARE serves as the project manager of Round Top, with responsibility to manage, supervise, direct, and control the mining operation with respect to Round Top. Specifically, the project manager responsibilities include:

•arranging for and carrying out the mining operations at Round Top;

•making payments to maintain the mining interests and leases free of encumbrances and in good standing;

•maintaining insurance; and

•customary indemnification obligations in connection with its mining properties.

The parties have agreed not to transfer any rights under the 2019 Option Agreement, without consent of the other, providing each other with a customary right of first refusal, and the Company agreed to participate in a customary drag-along provision if USA Rare Earth sells its interest in the 2019 Option Agreement to an unrelated third party.

Current and Planned Exploration Activities

USARE is currently funding and engaging in the advancement of the Round Top Project, towards obtaining a definitive banking feasibility study per its agreement.

Trends –Markets

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

Competition

The mining industry is highly competitive. We compete with numerous companies, substantially all of which have greater financial resources available to them. We therefore are operating at a significant disadvantage in the course of acquiring mining properties and obtaining materials, supplies, labor, and equipment. Additionally, we are and will continue to be an insignificant participant in the business of exploration and mineral property development. A large number of established and well-financed companies are active in the mining industry and will have an advantage over us if they are competing for the same properties. Nearly all such entities have greater financial resources, technical expertise and managerial capabilities than ourselves and, consequently, we will be at a competitive disadvantage in identifying possible mining properties and procuring the same.

China accounts for the vast majority of rare earth element production. While rare earth element projects exist outside of China, very few are in actual production. Further, given the timeline for current exploration projects to come into production, if at all, it is likely that the Chinese will be able to dominate the market for rare earth elements into the future. This gives the Chinese a competitive advantage in controlling the supply of rare earth elements and engaging in competitive price reductions to discourage competition. Any increase in the amount of rare earth elements exported from other nations, and increased competition, may result in price reductions, reduced margins and loss of potential market share, any of which could materially adversely affect our operations. As a result of these factors, we may not be able to compete effectively against current and future competitors.

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

Endangered Species Act (ESA). The ESA requires federal agencies to ensure that any action authorized, funded or carried out by such agency is not likely to jeopardize the continued existence of any endangered or threatened species or result in the destruction or adverse modification of their critical habitat. In order to facilitate the conservation of imperiled species, the ESA establishes an interagency consultation process. When a federal agency proposes an action that “may affect” a listed species, it must consult with the United States Fish and Wildlife Service (“USFWS”) and must prepare a “biological assessment” of the effects of a major construction activity if the USFWS advises that a threatened species may be present in the area of the activity.

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

Employees

Including our executive officers, we currently have two fulltime employees. We also utilize the services of qualified consultants with geological and mineralogical expertise as well as individuals for accounting services.

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

Risk Related to Our Business

We have a history of losses and will require additional financing to fund operations. Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern in future periods.

During the fiscal year ended August 31, 2020, we had no revenues. For the fiscal year ended August 31, 2020, our net loss was approximately $1,141,000 and our accumulated deficit at August 31, 2020 was approximately $38.9 million. At August 31, 2020, our cash position was approximately $2,746,000 and our working capital surplus was approximately $1,836,000. We have not commenced commercial production on any of our mineral properties. We have no revenues from operations and anticipate we will have no operating revenues until we place one or more of our properties into production. All of our properties are in the exploration stage.

We will need to raise additional funding to implement our business strategy (whether from USA Rare Earth or through other best efforts), the failure of which could cause us to curtail or cease our operations. As of the date of this Annual Report, we currently have nominal working capital.

During the next 12 months, USARE is expected to fund the expenditure of approximately $8.6 million to optimize the leaching and developing of the CIX/CIC processing of the Round Top Project. Initial process design work will be carried out at USARE’s facility in Wheat Ridge, Colorado. Pending completion of the initial process development, this facility will either be relocated to or replicated at Round Top where a pilot plant will be established. This work will consist of mining and crushing approximately 20,000 tons of rhyolite and setting up and equipping a facility to conduct pilot plant scale heap leaching. It is estimated that the project will require additional time and further expenditure after the next 12 months of approximately $8 million to complete a bankable feasibility study. We anticipate (but there can be no assurance) that USARE will fund these required expenditures, and the failure of USARE to fund will require us to effect best efforts to raise sufficient capital to finish this work. We currently do not have the funds to complete exploration and development work on the Round Top Project, which means that we are reliant upon USARE or best efforts financings for our immediate working capital needs. Failure to obtain sufficient financing may result in the delay or indefinite postponement of exploration and development or contemplated production at the Round Top Project. This includes our leases over claims covering the principal deposits at the Round Top Project, which may expire unless we expend minimum levels of expenditures over the terms of such leases. We cannot be certain that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable or acceptable to us. Our ability to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions as well as our business performance.

The most likely source of future financing presently available to us (other than through our agreement with USARE) is through the sale of our securities. Any sale of our shares of Common Stock will result in dilution of equity ownership to existing stockholders. This means that if we sell shares of Common Stock, more shares will be outstanding and each existing stockholder will own a smaller percentage of the shares then outstanding. Alternatively, we may rely on debt financing and assume debt obligations that require us to make substantial interest and capital payments. Also, we may issue or grant warrants or options in the future pursuant to which additional shares of Common Stock may be issued. Exercise of such warrants or options will result in dilution of equity ownership to our existing stockholders.

We have a limited operating history on which to base an evaluation of our business and properties.

Any investment in the Company should be considered a high-risk investment because investors will be placing funds at risk in an early stage, under-capitalized business with unforeseen costs, expenses, competition, a history of operating losses and other problems to which start-up ventures are often subject. Investors should not invest in the Company unless they can afford to lose their entire investment. Your investment must be considered in light of the risks, expenses, and difficulties encountered in establishing a new business in a highly competitive and mature industry. Our operating history has been restricted to the acquisition and sampling of our Round Top Project and this does not provide a meaningful basis for an evaluation of our Round Top Project. Other than through conventional and typical exploration methods and procedures, we have no additional way to evaluate the likelihood of whether our Round Top Project contains commercial quantities of mineral reserves or, if it does, that it will be operated successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties.

The Round Top Project is in the exploration stage. There is no assurance that we can establish the existence of any mineral reserve from the Round Top Project in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from the Round Top Project, and our business could fail.

We have not established that the Round Top Project contains any commercial exploitable quantities of mineral reserve, nor can there be any assurance that we will be able to do so. The probability of the Round Top Project ever having a commercial exploitable mineral reserve that meets the requirements of the SEC may be remote. Even if we do eventually discover commercial exploitable quantities of mineral reserve on the Round Top Project, there can be no assurance that it can be developed into a producing mine and extract those minerals. Both mineral exploration and development involve a high degree of risk and few properties, which are explored, are ultimately developed into producing mines.

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

We have no history of producing metals from the Round Top Project. The Round Top Project is an exploration stage property in the early stage of exploration and evaluation. Advancing properties from exploration into the development stage requires significant capital and time, and successful commercial production from the Round Top Project, if any, will be subject to completing feasibility studies, permitting and construction of the mine, processing plants, roads, and other related works and infrastructure. As a result, we are subject to all of the risks associated with developing and establishing new mining operations and business enterprises including:

•completion of feasibility studies to verify reserves and commercial viability, including the ability to find sufficient REE reserves to support a commercial mining operation;

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

The costs, timing and complexities of exploration, development and construction activities may be increased by the location of the Round Top Project (or other properties that may subsequently be acquired) and demand by other mineral exploration and mining companies. It is common in exploration programs to experience unexpected problems and delays during drill programs and, if warranted, development, construction and mine start-up activities. Accordingly, our activities may not result in profitable mining operations and we may not succeed in establishing mining operations or profitably producing metals at any of our properties.

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

We anticipate that costs at the Round Top Project as it is developed, if warranted, will frequently be subject to variation from one year to the next due to a number of factors, such as changing ore grade, metallurgy and revisions to mine plans, if any, in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities such as fuel, rubber, and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. A material increase in costs at any significant location could have a significant effect on our operations.

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

Our exploration of the Round Top Project contains certain risks, including unexpected or unusual operating conditions including rock bursts, cave-ins, flooding, fire and earthquakes. It is not always possible to insure against these risks. Should events such as these arise, they could reduce or eliminate our assets and shareholder equity as well as result in increased costs and a decline in the value of our securities. We expect to maintain only general liability and director and officer insurance but no insurance against our properties or operations. We may decide to obtain this type of insurance in the future if it is available at economically viable rates.

Mineral operations are subject to market forces outside of our control which could negatively impact our operations.

The marketability of minerals is affected by numerous factors beyond our control including market fluctuations, government regulations relating to prices, taxes, royalties, allowable production, imports, exports and supply and demand. One or more of these risk elements could have an impact on the costs of our operations and if significant enough, reduce any profitability of our operations.

We may be adversely affected by fluctuations in demand for, and prices of, rare earth products.

We expect to derive revenues, if any, from the sale of rare earth and related minerals. Changes in demand for, and the market price of, these minerals could significantly affect our operations. The value and price of our Common Stock and our financial results may be significantly adversely affected by declines in the prices of rare earth minerals and products. Rare earth minerals and product prices may fluctuate and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the relative value of the U.S. dollar against foreign currencies on the world market, global and regional supply and demand for rare earth minerals and products, and the political and economic conditions of countries that produce rare earth minerals and products.

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

The National Environmental Policy Act (“NEPA”) requires federal agencies to integrate environmental considerations into their decision-making processes by evaluating the environmental impacts of their proposed actions, including issuance of permits to mining facilities, and assessing alternatives to those actions. If a proposed action could significantly affect the environment, the agency must prepare a detailed statement known as an Environmental Impact Statement (“EIS”). The U.S. Environmental Protection Agency (“EPA”), other federal agencies, and any interested third parties will review and comment on the scoping of the EIS and the adequacy of and findings set forth in the draft and final EIS. This process can cause delays in issuance of required permits or result in changes to a project to mitigate its potential environmental impacts, which can in turn impact the economic feasibility of a proposed project.

The Clean Water Act (“CWA”), and comparable state statutes, imposes restrictions and controls on the discharge of pollutants into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The CWA regulates storm water mining facilities and requires a storm water discharge permit for certain activities. Such a permit requires the regulated facility to monitor and sample storm water run-off from its operations. The CWA and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the United States unless authorized by an appropriately issued permit. The CWA and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.

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

Although variability exists by location and the governing authority, land reclamation requirements are generally imposed on mineral exploration companies (as well as companies with mining operations) in order to minimize long term effects of land disturbance.

Reclamation may include requirements to:

•control dispersion of potentially deleterious effluents;

•treat ground and surface water to drinking water standards; and

•reasonably re-establish pre-disturbance land forms and vegetation.

In order to carry out reclamation obligations imposed on us in connection with our potential development activities, we must allocate financial resources that might otherwise be spent on further exploration and development programs. We plan to set up a provision for our reclamation obligations on our properties, as appropriate, but this provision may not be adequate. If we are required to carry out unanticipated reclamation work, our financial position could be adversely affected. In accordance with our GLO lease/prospecting permits, all the areas impacted by the surface operations shall be reclaimed upon completion of the activity, including : (a) removal of all trash, debris, plastic and contaminated soil by off-site disposal; and (b) upon completion of surface grading, the soil surface shall be left in a roughened condition to negate wind and enhance water infiltration.

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

The mining industry is intensely competitive. Significant competition exists for the acquisition of properties producing or capable of producing, REE or other metals. We may be at a competitive disadvantage in acquiring additional mining properties because we must compete with other individuals and companies, many of which have greater financial resources, operational experience and technical capabilities than us. We may also encounter increasing competition from other mining companies in our efforts to hire experienced mining professionals. Competition for exploration resources at all levels is currently very intense, particularly affecting the availability of manpower, drill rigs, mining equipment and production equipment. Increased competition could adversely affect our ability to attract necessary capital funding or acquire suitable producing properties or prospects for mineral exploration in the future.

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

Our stock price is highly volatile.

The market price of our Common Stock has fluctuated and may continue to fluctuate. These fluctuations may be exaggerated since the trading volume of our Common Stock is limited, sporadic, and volatile. These fluctuations may or may not be based upon any business or operating results. Our Common Stock may experience similar or even more dramatic price and volume fluctuations in the future.

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

Failure to develop or maintain an active trading market could negatively affect the value of our shares and make it difficult for you to sell your shares or recover any part of your investment in us. Even if an active market for our Common Stock does develop, the market price of our Common Stock may be highly volatile. In addition to the uncertainties relating to our future operating performance and any profitability of our operations, factors such as variations in our interim financial results, or various, as yet unpredictable factors, many of which are beyond our control, may have a negative effect on the market price of our Common Stock. Accordingly, there can be no assurance as to the liquidity of any active markets that may develop for our Common Stock, the ability of holders of our Common Stock to sell our Common Stock, or the prices at which holders may be able to sell our Common Stock.

The sale of substantial shares of our Common Stock or the issuance of shares upon exercise of our common stock equivalents will cause immediate and substantial dilution to our existing stockholders and may depress the market price of our Common Stock.

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

As of November 23, 2020, we have 73,457,846 shares of Common Stock issued and outstanding, and 5,081,538 shares of our Common Stock underlying common stock equivalents at exercise prices between $0.10 and $0.50 per share, expiring through October 2028.

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

Shares of our Common Stock have historically been thinly traded. Currently there is a limited, sporadic and highly volatile market for our Common Stock, and no active market for our Common Stock may develop in the future. As a result, our stock price as quoted by the OTC QB may not reflect an actual or perceived value. Moreover, several days may pass before any shares are traded; meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including, but not limited to:

•we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume; and

•stock analysts, stock brokers and institutional investors may be risk-averse and reluctant to follow a company such as ours that may in the future face substantial doubt about the ability to continue as a going concern or to purchase or recommend the purchase of our shares until such time as we become more viable.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Executive and Field Offices. Our headquarters are located at 539 El Paso Street, Sierra Blanca, Texas 79851. Our accounting functions are conducted by personnel in Galveston, Texas and Denver, Colorado, all under the supervision of our chief executive officer.

Overview of the Round Top Rare Earth-Uranium-Beryllium Project. We are currently in the exploration stage and have not established that our Round Top Project contains Proven or Probable Reserves as defined under SEC Guide 7.

Description and Access

The Round Top Project is located in Hudspeth County approximately eight miles northwest of the town of Sierra Blanca. The property is reached by truck on a private dirt road that turns north off Interstate 10 access road approximately one mile west of the town of Sierra Blanca. A railroad line is located approximately one to three miles from the Round Top Project and a spur line stops at a stone quarry within three miles of the Round Top Project.

In March 2013, we purchased the surface lease at the Round Top Project, known as the West Lease, from the Foundation for $500,000 and 1,063,830 shares of our Common Stock valued at $500,000. We also agreed to support the Foundation through an annual payment of $45,000 for ten years to support conservation efforts within the Rio Grande Basin and in particular engaging in stewardship of Lake Amistad, a large and well-known fishing lake near Del Rio, Texas. The West Lease comprises approximately 54,990 acres. Most importantly, the purchase of the surface lease gave us unrestricted surface access for the potential development and mining of our Round Top Project.

Round Top Location Map

Acquisition and Ownership

August 2010 Lease

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

In August 2020, we paid the State of Texas a delay rental of $134,155.

November 2011 Lease

In November 2011, we entered into a mining lease with the State of Texas covering approximately 90 acres contiguous with and extending the August 2010 Lease. Under the lease, we paid the State of Texas a lease bonus of $20,700 which was paid upon the execution of the lease. Upon the sale of minerals removed from Round Top, we will pay the State of Texas a $50,000 minimum advance royalty. Thereafter, we will pay the State of Texas a production royalty equal to eight percent (8%) of the market value of uranium and other fissionable materials removed and sold from Round Top and six and one quarter percent (61/4%) of the market value of all other minerals sold from Round Top. The term of the lease is nineteen years from execution date of lease so long as minerals are produced in paying quantities.

If paying quantities have not been obtained, we may pay additional delay rental fees to extend the term of the lease for successive one (1) year periods pursuant to the following schedule:

	Per Acre	Total
	Amount	Amount
November 1, 2015 – 2019	$75	$6,750
November 1, 2020 – 2024	$150	$13,500
November 1, 2025 – 2029	$200	$18,000

In August 2020, we paid the State of Texas a delay rental to extend the term of the lease in an amount equal to $13,500.

March 2013 Lease

In March 2013, we purchased the surface lease at the Round Top Project, known as the West Ranch, from the Foundation for $500,000 cash and 1,063,830 shares of our Common Stock valued at $500,000. We also agreed to support the Foundation through an annual payment of $45,000 for ten years to support conservation efforts within the Rio Grande Basin and in particular engaging in stewardship of Lake Amistad, a large and well-known fishing lake near Del Rio, Texas. The West Lease comprises approximately 54,990 acres. The purchase of the surface lease provided unrestricted surface access for the potential development and mining of our Round Top Project.

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

Locally the project area is characterized by five Tertiary microgranite bodies that intruded Cretaceous sedimentary rocks. The microgranites occur as laccoliths, mushroom-shaped bodies emplaced at relatively shallow depths. At the current erosional levels, laccoliths form resistant peaks with relief up to 2,000 feet. The microgranites, which are called rhyolites in the literature, are enriched with various metals which may or may not be economical to recover. The rare earth elements are located with-in the intrusive rhyolite body.

Tertiary Diorite which predate the microgranites are intruded in the cretaceous section. The diorites occur as sills, five to 100 feet thick and less frequently as dikes and plugs. Sedimentary rocks exposed in the area are middle to upper Cretaceous limestone shales and sandstones. The limestone, where it is in contact with the microgranites, is the host for Beryllium and uranium mineralization.

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

In December 2013, we published a PEA based on a 20,000 tonnes per day heap leaching operation. This PEA called for the marketing of rare earth elements and uranium only and used the prices existing at that time.

In April 2015, we completed the first stage of hydrometallurgical testing at K-Tech, Lakeland Florida, that demonstrated it was possible to use ion exchange to extract the rare earth elements and the uranium and thorium from the primary leach solution. These tests also indicated that ion exchange and ion chromatography would be the most efficient process for refining and purifying the various products.

In July 2016, we completed a contract awarded by the Department of Defense, Defense Logistics Agency to TMRC and K-Tech, demonstrating the ability of ion exchange and ion chromatography to make high purity rare earth products from leached Round Top rhyolite.

On August 16, 2019, we published an expanded and upgraded PEA that included the various by-product elements in the resource base. This PEA is based on using ion exchange and ion chromatography for the refining of the rare earth group of elements and other various elements and other processes for lithium and the industrial and fertilizer elements.

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

Costs

Through the end of the 2020 fiscal year, we had incurred exploration costs at the Round Top Project of approximately $13 million.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended August 31, 2020, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).

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

Fiscal Year 2020	High	Low
Quarter ended August 31, 2020	$2.55	$1.23
Quarter ended May 31, 2020	$1.92	$0.45
Quarter ended February 29, 2020	$1.48	$0.27
Quarter ended November 30, 2019	$0.42	$0.24

Fiscal Year 2019	High	Low
Quarter ended August 31, 2019	$0.5	$0.28
Quarter ended May 31, 2019	$0.45	$0.19
Quarter ended February 28, 2019	$0.25	$0.21
Quarter ended November 30, 2018	$0.29	$0.17

The last bid price of our Common Stock on November 20, 2020 was $1.44 per share.

Holders

The approximate number of holders of record of our Common Stock as of November 23, 2020 was 498.

Dividends

We have not paid any cash dividends on our equity securities and our Board has no present intention of declaring any cash dividends. We are not prohibited from paying any dividends pursuant to any agreement or contract.

Securities Authorized for Issuance under Equity Compensation Plans

We have adopted a stock option plan, approved by our shareholders. As of August 31, 2020, a total of 9,000,000 shares of our Common Stock have been reserved for issuances under our plan, with 7,750,000 shares being reserved for future issuance.

The following table sets forth certain information as of August 31, 2020 concerning our Common Stock that may be issued upon the exercise of options or warrants or pursuant to purchases of stock under the Amended 2008 Plan:

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options	(b) Weighted- Average Exercise Price of Outstanding Options	(c) Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	1,250,000	$0.36	7,750,000
Nonplan equity compensation	513,500	$0.33	-
Total	1,763,500	$0.35	7,750,000

Recent Sales of Unregistered Securities During Fiscal 2020

Except as set forth below, all unregistered sales of equity securities during the period covered by the Annual Report were previously disclosed in our current reports on Form 8-K or quarterly reports on Form 10-Q.

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (E)
June 2020	Common Stock	4,200,000	Investors	$1,470,000	Cash	Sec. 4(a)(2)
June 2020	Common Stock	70,000	Consultant	$21,000	Cash	Sec. 4(a)(2)
June 2020	Common Stock	1,902,933(A)	Directors	Non-cash	Cashless stock option exercise	Sec. 4(a)(2)
June-July 2020	Common Stock	2,567,673(B)	Directors and Officer	Non-cash	Cashless warrant exercise	Sec. 4(a)(2)
August 2020	Common Stock	680,326(C)	Investors	Non-cash	Cashless warrant exercise	Sec. 4(a)(2) or 3(a)(9)
August 2020	Common Stock Options	43,500(D)	Consultant	$Nil	Services	Sec. 4(a)(2)
August 2020	Common Stock	800,000	Investors	$280,000	Cash	Sec. 4(a)(2)

(A)	Common Stock issued pursuant to cashless exercises of common stock options by Board members.
(B)	Common Stock issued pursuant to cashless exercises of loan warrants for loans made to the Company on behalf of certain Directors and Officers.
(C)	Common Stock issued pursuant to cashless exercises of common stock warrants by investors.
(D)	Common Stock Options issued pursuant to a consulting agreement for professional services.
(E)

With respect to sales designated by “Sec. 4(a)(2),” these shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act as privately negotiated, isolated, non-recurring transactions not involving any public offer or solicitation. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

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

Liquidity and Capital Resources

At August 31, 2020, our accumulated deficit was approximately $38,893,000 and our cash position was approximately $2,746,000. We had a working capital surplus of approximately $1,836,000. We have not commenced commercial production on any of our mineral properties. We have no revenues from operations and anticipate we will have no operating revenues until we place one or more of our properties into production. All properties are in the exploration stage.

During the fiscal year ending August 31, 2020, we expended approximately $18,000 in certain metallurgical activities. Currently expenditures for metallurgical activities are funded by our joint venture partner, USA Rare Earth. During the next 12 months, USARE is expected to fund the expenditure of approximately $8.6 million to optimize the leaching and developing of the CIX/CIC processing of the Round Top Project. Initial process design work will be carried out at USARE’s facility in Wheat Ridge, Colorado. Pending completion of the initial process development, this facility will either be relocated to or replicated at Round Top where a pilot plant will be established. This work will consist of mining and crushing approximately 20,000 tons of rhyolite and setting up and equipping a facility to conduct pilot plant scale heap leaching. It is estimated that the project will require additional time and further expenditure after the next 12 months of approximately $8 million to complete a bankable feasibility study. We anticipate (but there can be no assurance) that USARE will fund these required expenditures, and the failure of USARE to fund will require us to effect best efforts to raise sufficient capital to finish this work.

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

Results of Operations

Fiscal Years ended August 31, 2020 and 2019

Revenue

During the fiscal year ended August 31, 2020 and 2019, we had no revenues. For the fiscal year ended August 31, 2020, our net loss was approximately $1,141,000. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $38,893,000 as of August 31, 2020.

Operating expenses and resulting losses from operations.

We incurred exploration costs for the fiscal years ended August 31, 2020 and 2019, in the amount of approximately $18,000 and $139,000, respectively. Expenditures during fiscal year 2020 and 2019 were primarily for metallurgical testing. Currently expenditures for metallurgical activities are funded by our joint venture partner, USA Rare Earth.

Our general and administrative expenses for the fiscal year ended August 31, 2020 were approximately $1,056,000 of which approximately $149,000 were stock compensation for services. The remaining expenditures were primarily for payroll, professional fees and other general administrative expenses necessary for our operations.

Our general and administrative expenses for the fiscal year ended August 31, 2019 were approximately $866,000 of which approximately $570,000 were stock compensation for services. The remaining expenditures were primarily for accrued payroll, professional fees and other general administrative expenses necessary for our operations.

We had losses from operations for the fiscal years ended August 31, 2020 and 2019 totaling approximately $1,074,000 and $1,005,000, respectively, and net losses for the fiscal years ended August 31, 2020 and 2019 totaling approximately $1,141,000 and $2,381,000, respectively. We had interest expense for the fiscal years ended August 31, 2020 and 2019 of approximately $7,000 and $21,000, respectively, primarily for our note to the Rio Grande Foundation and interest on credit cards. During the year ended August 31, 2019, we recognized a non-cash loss on extinguishment of debt totaling $722,000 related to modifications to advances received from related parties which included the addition of a substantive conversion option. In addition, we recognized a non-cash loss on settlement of accrued liabilities totaling $642,000 during the year ended August 31, 2019 related to shares issued for settlement of accrued compensation due employees, officers and directors.

Off-Balance Sheet Arrangements

For the fiscal years ended August 31, 2020 and 2019, we have off-balance sheet arrangements for annual payments in relation to the mineral leases as disclosed in Note 5 of the notes to financial statements.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position, or cash flow.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are fairly presented in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Management believes that the following critical accounting estimates and judgments have a significant impact on our financial statements; Valuation of options granted to directors and officers using the Black-Scholes model, and fair value of mineral properties. The accounting policies are described in greater detail in Note 2 to our audited financial statements for the fiscal year ended August 31, 2020.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Texas Mineral Resources Corp.

Sierra Blanca, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Texas Mineral Resources Corp. (the Company) as of August 31, 2020 and 2019, and the related statements of operations, shareholders’ equity (deficit), and cash flows for each of the years in the two-year period ended August 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

November 30, 2020

Texas Mineral Resources Corp.

BALANCE SHEETS

August 31, 2020 and 2019

	2020	2019
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,746,451	$1,824,546
Prepaid expenses and other current assets	183,199	4,450

Total current assets	2,929,650	1,828,996

Mineral properties, net	354,234	354,234
Deposit	7,500	-

TOTAL ASSETS	$3,291,384	$2,183,230

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$502,427	$1,118,070
Advances from related party	591,401	190,454
Current portion of note payable	-	123,542

Total current liabilities	1,093,828	1,432,066

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001; 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, par value $0.01; 100,000,000 shares
authorized, 71,323,278 and 56,204,994 shares
issued and outstanding as of August 31, 2020
and 2019, respectively	713,233	562,050
Additional paid-in capital	40,376,847	37,940,809
Accumulated deficit	(38,892,524)	(37,751,695)

Total shareholders' equity	2,197,556	751,164

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,291,384	$2,183,230

The accompanying notes are an integral part of these financial statements.

Texas Mineral Resources Corp.

STATEMENTS OF OPERATIONS

For the Years Ended August 31, 2020 and 2019

	2020	2019
OPERATING EXPENSES
Exploration costs	$18,181	$139,198
General and administrative	1,055,881	865,566

Total operating expenses	1,074,062	1,004,764

LOSS FROM OPERATIONS	(1,074,062)	(1,004,764)

OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	-	(721,689)
Loss on settlement of accrued liabilities	(66,335)	(641,677)
Other income	6,582	7,767
Interest and other expense	(7,014)	(21,011)

Total other (expense)	(66,767)	(1,376,610)

NET LOSS	$(1,140,829)	$(2,381,374)

Net loss per common share - basic and diluted	$(0.02)	$(0.05)

Weighted average shares outstanding - basic and diluted	61,201,735	46,737,894

The accompanying notes are an integral part of these financial statements.

Texas Mineral Resources Corp.

STATEMENTS OF CASH FLOWS

For the Years Ended August 31, 2020 and 2019

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,140,829)	$(2,381,374)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accretion of debt discount	-	21,011
Common stock issued for services	157,529	279,130
Other stock-based compensation	74,857	256,637
Loss on settlement of accrued liabilities	66,335	641,677
Loss on extinguishment of debt	-	721,689
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(186,249)	2,883
Accounts payable and accrued liabilities	(570,643)	125,934

Net cash used in operating activities	(1,599,000)	(332,413)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on note payable	(123,542)	(67,188)
Advances from related party	400,947	185,454
Proceeds from sale of common stock, net	280,000	1,971,785
Payment from exercise of common stock options and warrants	1,963,500	35,317

Net cash provided by financing activities	2,520,905	2,125,368

NET CHANGE IN CASH AND CASH EQUIVALENTS	921,905	1,792,955

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	1,824,546	31,591

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,746,451	$1,824,546

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock and warrants issued to reduce and modify
note payable	$-	$133,968
Common stock issued to settle accrued liability	45,000	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these financial statements.

Texas Mineral Resources Corp.

STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

For the Years Ended August 31, 2020 and 2019

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at August 31, 2018	-	$-	44,941,532	$449,416	$33,275,248	$(35,370,321)	$(1,645,657)
Options issued to officers and directors	-	-	-	-	256,637	-	256,637
Common stock and warrants issued
for services	-	-	22,500	225	278,905	-	279,130
Common stock issued for cash	-	-	5,757,680	57,576	1,922,609	-	1,980,185
Syndication costs	-	-	598,666	5,987	(14,387)	-	(8,400)
Common stock issued in connection
with debt settlement	-	-	500,000	5,000	100,000	-	105,000
Common stock issued for settlement
of accrued liabilities	-	-	2,084,073	20,841	943,463	-	964,304
Modification of note payable	-	-	-	-	28,968	-	28,968
Common stock issued for cashless
exercise of options and warrants	-	-	122,811	1,228	(1,228)	-	-
Warrant conversion	-	-	100,907	1,009	34,308	-	35,317
Modification of related party advances	-	-	-	-	1,137,054	-	1,137,054
Common stock issued for note conversion
	-	-	2,076,825	20,768	(20,768)	-	-
Net loss	-	-	-	-	-	(2,381,374)	(2,381,374)

Balance at August 31, 2019	-	-	56,204,994	562,050	37,940,809	(37,751,695)	751,164
Common stock issued for services	-	-	101,015	1,010	156,519	-	157,529
Common stock issued for cash	-	-	800,000	8,000	272,000	-	280,000
Common stock issued to settle
accrued compensation	-	-	130,892	1,309	110,026	-	111,335
Options issued for services	-	-	-	-	74,857	-	74,857
Common stock issued for exercise
of options and warrants	-	-	5,620,000	56,200	1,907,300	-	1,963,500
Common stock issued for cashless
exercise of options and warrants	-	-	8,466,377	84,664	(84,664)	-	-
Net loss	-	-	-	-	-	(1,140,829)	(1,140,829)

Balance at August 31, 2020	-	$-	71,323,278	$713,233	$40,376,847	$(38,892,524)	$2,197,556

The accompanying notes are an integral part of these financial statements.

TEXAS MINERAL RESOURCES CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2020 AND 2019

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Texas Mineral Resources Corp. (the “Company”) was incorporated in the State of Nevada in 1970 as Standard Silver Corporation. In 2010, the Company changed its name from “Standard Silver Corporation” to “Texas Rare Earth Resources Corp”. In 2012, the Company changed its state of incorporation from Nevada to Delaware under a plan of conversion dated August 24, 2012. In 2016, the Company changed its name to Texas Mineral Resources Corp.

The Company is a mining company engaged in the business of the acquisition and development of mineral properties. The Company holds two nineteen-year leases, executed in August 2010 and November of 2011, to explore and develop a 950-acre rare earths project located in Hudspeth County, Texas known as the Round Top Project. The Company is not currently evaluating any additional prospects, and its focus is on the development of the Round Top rare earth prospect.

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

Basis of Presentation

The Company’s financial records are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

COVID-19 Risks and Uncertainties

In March 2020, the World Health Organization declared the novel strain of coronavirus, COVID-19, a global pandemic and recommended containment and mitigation measures worldwide. Although COVID-19 has not had a significant impact on the Company’s operating results in fiscal year 2020, management continues to monitor its impact. The Company is unable to predict the future impact that COVID-19 will have on its future financial position and operating results due to numerous uncertainties, including the duration and severity of the outbreak.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents currently consist only of demand deposits at commercial banks. The Company maintains cash and cash equivalents at banks selected by management based upon their assessment of the financial stability of the institution. Balances periodically exceed the federal depository insurance limit; however, the Company has not experienced any losses on deposits.

Property and Equipment

Property and equipment consist primarily of vehicles, furniture and equipment, and are recorded at cost. Expenditures related to acquiring or extending the useful life of property and equipment are capitalized. Expenditures for repair and maintenance are charged to operations as incurred. Depreciation is computed using the straight-line method over an estimated useful life of 3-20 years.

Lease Deposits

From time to time, the Company makes deposits in anticipation of executing leases. The deposits are capitalized upon execution of the applicable agreements.

TEXAS MINERAL RESOURCES CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2020 AND 2019

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Long-lived Assets

The Company reviews the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through operations. To determine if these costs are in excess of their recoverable amount, periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC 360”), Property, Plant and Equipment. The Company’s assets susceptible to impairment analysis are the mineral properties described in Note 5.

Revenue Recognition

The Company’s revenue recognition policies are established in accordance with the Revenue Recognition topics of ASC 606, and accordingly, revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

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

Share-based Payments

The Company estimates the fair value of share-based compensation using the Black-Scholes valuation model, in accordance with the provisions of ASC 718, Stock Compensation. Key inputs and assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, market price of the underlying common stock, volatility of the common stock, risk-free rate, and dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the option holders, and subsequent events are not indicative of the reasonableness of the original estimates of fair value.

Income Taxes

Income taxes are computed using the asset and liability method, in accordance with ASC 740, Income Taxes. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

TEXAS MINERAL RESOURCES CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2020 AND 2019

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurements

The Company accounts for assets and liabilities measured at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified with Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).The three levels of inputs used to measure fair value are as follows:

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities and note payable. The carrying amounts of such financial instruments in the accompanying financial statements approximate their fair values due to their relatively short-term nature. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

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

TEXAS MINERAL RESOURCES CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2020 AND 2019

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the guidance in former ASC 840, Leases. The new standard, as amended by subsequent ASUs on the Topic, requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. For the Company, this standard was effective for the annual and interim reporting periods beginning after September 1, 2019. Its adoption did not have a significant impact on its financial statements and related disclosures.

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

NOTE 3 – JOINT VENTURE ARRANGEMENTS

In August 2018, the Company and Morzev Pty. Ltd. (“Morzev”) entered into an agreement (the “2018 Option Agreement”) whereby Morzev was granted the exclusive right to earn and acquire a 70% interest, increasable to an 80% interest, in the Round Top Project from the Company by funding certain expenditures described below. The 2018 Option Agreement contained customary representations, warranties and covenants. In September 2018 and October 2018, the Company and Morzev entered into minor, non-substantive amendments to the 2018 Option Agreement and, in connection with the agreement, Morzev purchased 646,054 shares of Company Common Stock for $140,000 in November 2018. Morzev began engaging in business as USA Rare Earth and in May 2019 notified the Company that it was nominating USA Rare Earth , LLC (“USARE”) as the optionee under the terms of the 2018 Option Agreement. In August 2019, the Company and USARE entered into an amended and restated option agreement as further amended on June 29, 2020 (the “2019 Option Agreement”), whereby the Company restated its agreement to grant USARE the exclusive right to earn and acquire a 70% interest, increasable to an 80% interest, in the Round Top Project from the Company by funding certain expenditures described below. The 2019 Option Agreement has substantially similar terms to the 2018 Option Agreement except that that 2019 Option Agreement acknowledges the investment by USA Rare Earth into the Company and recognized a broader range of expenditures advancing the Round Top Project as contributing to the total $10,000,000 earn-in commitment for the initial 70% interest. The agreement contained customary representations, warranties and covenants. In order to acquire and earn the 70% interest in the Round Top Project, USA Rare Earth must perform and complete the following:

•commit to expend a total of $2,500,000 for mining operations (as described below) on the Round Top Project prior to December 13, 2020 (inclusive of the $140,000 Morzev 2018 stock purchase) which was achieved by expenditure commitments USARE made on December 10, 2019; and

TEXAS MINERAL RESOURCES CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2020 AND 2019

NOTE 3 – JOINT VENTURE ARRANGEMENTS (CONTINUED)

•expend amounts for mining operations on the Round Top Project, up to a maximum of $10,000,000 (including the $2,500,000 referred to above), which mining operations include: (i) the work of de-risking Round Top (including specifically optimizing the leaching cycle and determining final leach pad design, undertaking the pilot plant, and developing the process and procedure to separate and purify other economically important elements from the primary leach solution including but not limited to lithium, aluminum sulfate, hafnium and other fertilizer and industrial products); (ii) property maintenance; (iii) process development solar evaporation; (iv) chemical processing; (v) baseline studies; (vi) engineering; (vii) assessment, geophysical, geochemical and geological surveys; (viii) studies and mapping; (ix) investigating, drilling, assaying, prospecting, designing, examining, equipping, improving, surveying, shaft-sinking, raising, cross-cutting and drifting, searching for, digging, trucking, sampling, working and procuring minerals, ores and metals; (x) surveying and bringing any mining claims to lease or patent; (xi) reclaiming and all other work usually considered to be prospecting, exploration, development, mining and reclamation work; (xii) paying wages and salaries of workers engaged in the work and in supplying food, lodging, transportation and other reasonable needs of the workers; (xiii) paying assessments or premiums for workers’ compensation insurance, contributions for unemployment insurance or other pay allowances or benefits customarily paid in the district to those workers; (xiv) paying rentals, license renewal fees, taxes and other governmental charges required to keep the mineral interests comprising the Round Top Project in good standing; (xv) purchasing or renting plant, buildings, machinery, tools, appliances, equipment or supplies and in installing, erecting, detaching and removing them; and (xvi) mining, milling, concentrating, rehabilitation, reclamation, and environmental protections and in the management of any work which may be done on Round Top or in any other respect necessary for the due carrying out of the prospecting, exploration and development work or any other expenditure approved by the Operating Committee. USARE has the right to fund the balance of the $10,000,000 of mining operations expenditures into the Round Top Project at any time and, simultaneously with such funding, USARE will acquire a 70% interest in Round Top. As of the date of this Annual Report, USARE has funded an aggregate of $3,790,516 of the $10,000,000 commitment.

If and when USARE acquires the 70% interest in the Round Top Project, the Company’s interest in Round Top will immediately reduce to 30% and each party will be required to contribute to future expenditures with respect to Round Top in proportion to their ownership and all budgets and timelines to be determined and agreed by an operating committee established between the parties, consisting of 2 appointees of USARE and one appointee of the Company. Additionally, the failure of a party to fund its proportionate expenditure request shall result in dilution of any ownership interest.

USA Rare Earth shall have the option to acquire an additional 10% in the Round Top Project by:

•providing written notice to the Company at any time prior to the 180-day anniversary of the date of the completion of the bankable feasibility study; and

•paying to the Company $3,000,000.

The additional option is only effective if USARE earns a 70% interest in the Round Top Project.

USARE serves as the project manager of Round Top, with responsibility to manage, supervise, direct, and control the mining operation with respect to Round Top. Specifically, the project manager responsibilities include:

•arranging for and carrying out the mining operations at Round Top;

•making payments to maintain the mining interests and leases free of encumbrances and in good standing;

•maintaining insurance; and

•customary indemnification obligations in connection with its mining properties.

The parties have agreed not to transfer any rights under the 2019 Option Agreement, without consent of the other, providing each other with a customary right of first refusal, and the Company agreed to participate in a customary drag-along provision if USA Rare Earth sells its interest in the 2019 Option Agreement to an unrelated third party.

The 2019 Option Agreement can be terminated by the Company if USA Rare Earth fails to timely pay for mining operation expenditures as set forth in the 2019 Option Agreement.

TEXAS MINERAL RESOURCES CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2020 AND 2019

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of office furniture, equipment and vehicles. Property and equipment are depreciated using the straight-line method over their estimated useful life of 3-20 years. Following is an analysis of property and equipment at August 31, 2020 and 2019:

	2020	2019
Furniture and office equipment	$75,606	$75,606
Vehicles	89,185	89,185
Computers and software	48,711	48,711
Field equipment	71,396	71,396

Total cost basis	284,898	284,898
Less: Accumulated depreciation	(284,898)	(284,898)

Property and equipment, net	$-	$-

Depreciation expense for the years ending August 31, 2020 and 2019 was $-0-.

NOTE 5 – MINERAL PROPERTIES

August 2010 Lease

On August 17, 2010, the Company executed a new mining lease with the Texas General Land Office covering Sections 7 and 18 of Township 7, Block 71 and Section 12 of Block 72, covering approximately 860 acres at Round Top Mountain in Hudspeth County, Texas. The mining lease issued by the Texas General Land Office gives the Company the right to explore, produce, develop, mine, extract, mill, remove, and market beryllium, uranium, rare earth elements, all other base and precious metals, industrial minerals and construction materials and all other minerals excluding oil, gas, coal, lignite, sulfur, salt, and potash. The term of the lease is nineteen years so long as minerals are produced in paying quantities.

Under the terms of the lease, the Company will pay the State of Texas a total lease bonus of $142,518. The Company paid $44,718 upon the execution of the lease, and will pay the remaining $97,800 upon submission of a supplemental plan of operations to conduct mining. Upon sale of any minerals removed from Round Top, the Company will pay the State of Texas a $500,000 minimum advance royalty. Thereafter, if paying quantities of minerals are obtained, the Company will pay the State of Texas a production royalty equal to eight percent (8%) of the market value of uranium and other fissionable materials removed and sold from Round Top and six and one quarter percent (6 1/4%) of the market value of all other minerals removed and sold. If paying quantities have not been obtained, the Company may pay additional delay rental fees to extend the term of the lease for successive one (1) year periods pursuant to the following schedule:

	Per Acre Amount	Total Amount
September 2, 2020 – 2024	$150	$134,155
September 2, 2025 – 2029	200	178,873

In August 2020, the Company paid a delay rental to the State of Texas in the amount of $134,155.

November 2011 Lease

On November 1, 2011, the Company executed a mining lease with the State of Texas covering approximately 90 acres of land that is adjacent to the August 2010 Lease. Under the lease, the Company paid the State of Texas a lease bonus of $20,700 upon the execution of the lease. Upon the sale of minerals removed from Round Top, the Company will pay the State of Texas a $50,000 minimum advance royalty.

TEXAS MINERAL RESOURCES CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2020 AND 2019

NOTE 5 – MINERAL PROPERTIES (CONTINUED)

Thereafter, if paying quantities of minerals are obtained, the Company will pay the State of Texas a production royalty equal to eight percent (8%) of the market value of uranium and other fissionable materials removed and sold from Round Top and six and one quarter percent (6 1/4%) of the market value of all other minerals. If paying quantities have not been obtained, the Company may pay additional delay rental fees to extend the term of the lease for successive one (1) year periods pursuant to the following schedule:

	Per Acre Amount	Total Amount
November 1, 2020 – 2024	$150	$13,500
November 1, 2025 – 2029	200	18,000

In August 2020, the Company paid a delay rental to the State of Texas of $13,500.

March 2013 Lease

On March 6, 2013, the Company purchased the surface lease at the Round Top Project, known as the West Lease, from the Southwest Wildlife and Range Foundation (since renamed the Rio Grande Foundation) for $500,000 cash and 1,063,830 shares of common stock valued at $500,000. The Company also agreed to support the Foundation through an annual payment of $45,000 for ten years to support conservation efforts within the Rio Grande Basin, particularly Lake Amistad, a large and well-known fishing lake near Del Rio, Texas. The West Lease comprises approximately 54,990 acres. Most importantly, the purchase of the surface lease provides the Company unrestricted surface access for the potential development and mining of the Round Top Project.

October 2014 Surface Option and Water Lease

On October 29, 2014, the Company announced the execution of agreements with the Texas General Land Office securing the option to purchase the surface rights covering the potential Round Top project mine and plant areas and, separately, a lease to develop the water necessary for the potential Round Top project mine operations. The option to purchase the surface rights covers approximately 5,670 acres over the mining lease and the additional acreage adequate to site all potential heap leaching and processing operations as currently anticipated by the Company. The Company may exercise the option for all or part of the option acreage at any time during the sixteen-year primary term of the mineral lease. The option can be maintained through annual payments of $10,000. The purchase price will be the appraised value of the surface at the time of option exercise. All annual payments have been made as of the date of this filing.

The ground water lease secures the right to develop the ground water within a 13,120-acre lease area located approximately 4 miles from the Round Top deposit. The lease area contains five existing water wells. It is anticipated that all potential water needs for the Round Top project mine operations would be satisfied by the existing wells covered by this water lease. This lease terms include an annual minimum production payment of $5,000 prior to production of water for the operation. After initiation of production the Company will pay $0.95 per thousand gallons or $20,000 annually, whichever is greater. This lease remains in effect so long as the mineral lease is in effect. The minimum production payment for all fiscal years have been made as of the date of this filing.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at August 31, 2020 and 2019, consist of the following:

	2020	2019
Accounts payable – trade	$113,251	$376,077
Accrued payroll and related expenses	382,853	731,011
Other	6,323	10,982
Total accounts payable and accrued liabilities	$502,427	$1,118,070

TEXAS MINERAL RESOURCES CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2020 AND 2019

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (CONTINUED)

During the year ended August 31, 2019, the Company negotiated the settlement of $322,627 of accrued compensation due to officers, directors and employees through issuance of 2,084,073 shares of common stock. The Company recognized a loss on the settlement of $641,677 based on the difference between the $964,304 estimated fair value of the common stock issued at the date the settlements were negotiated and the recorded liability.

NOTE 7 – NOTES PAYABLE

In relation to the Foundation lease discussed in Note 5, the Company recorded a note payable for an amount for the initial $45,000 due upon signing of the lease and the nine (9) future payments due of $45,000 which was recorded at its present value discounted with an imputed interest rate of 5% for a total note payable of $364,852. At August 31, 2018, the Company was $135,000 behind on required payments and in order to obtain a waiver of its violation of the lease agreement and negotiate a settlement, in October 2018 the Company issued 500,000 shares with a fair value of $105,000 to the Rio Grande Foundation as consideration for not declaring the Company in default on the note and in connection with settlement negotiations. In January 2019, the Company and the Rio Grande Foundation reached a settlement agreement pursuant to which the Company agreed to pay the three (3) past installments totaling $135,000 and two (2) future installments of $45,000 each, totaling $225,000. The Foundation also provided some relief to the Company by waiving two installments totaling $90,000. The outstanding balance is payable in one (1) payment of $10,000 upon signing the settlement agreement and sixteen (16) monthly installments of approximately $13,000 beginning March 1, 2019. During the year ended August 31, 2019, the Company made five monthly installments representing principal totaling $66,626. The payments were funded by advances from USARE as described below. Under ASC 470-50, the modification was accounted for as a modification of the note payable. During the year ended August 31, 2020, all remaining amounts due under the loan established under the lease agreement were paid.

Related Party Notes Payable and Advances

The Company had notes payable to directors totaling $421,415 at August 31, 2018. The notes payable were due March 1, 2017, were non-interest bearing, and unsecured.

At various dates prior to 2019 the Company received proceeds of $415,365 under uncollateralized, non-interest-bearing notes payable to various directors. In July 2019, the Company amended these notes payable to extend their term and included a conversion option allowing the holders to convert the outstanding principal at a conversion price of $0.20 per share. As additional consideration for the loan extensions, the Company issued in total 832,830 common stock purchase warrants. The warrants had an exercise price of $0.20 and term of five years. The warrants were determined to have a fair value of $268,621 at the date of grant based on use of the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value were as follows: (i) risk-free interest rate of 1.880% (ii) estimated volatility of 91% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years.

The Company’s analysis concluded that the added conversion option was substantive, as defined in ASC 470, and the debt modification required extinguishment accounting. The new debt instrument was recorded at its fair value which was determined to be the value of the common stock on the modification date multiplied by the number of shares issuable upon conversion, or $868,433. In addition, the $268,621 fair value of the warrants was included in the extinguishment transaction resulting in a loss on extinguishment of $721,689. Upon conversion of the notes, the Company issued at total 2,076,825 common shares and 832,830 warrants to six directors. The following summarizes warrants issued with the modification of the debt and common stock issued upon conversion, by director:

	Original Debt	Common	Warrants	Warrant
	Amount	Shares Issued	Issued	Fair Value
Director	$3,000	15,000	6,000	$1,919
Director	165,500	827,500	333,000	107,627
Director	5,000	25,000	10,000	4,155
Director	1,000	5,000	2,000	831
Director	89,625	448,125	179,250	57,336
Director	151,240	756,200	302,580	96,753
Total converted	$415,365	2,076,825	832,830	$268,621

TEXAS MINERAL RESOURCES CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2020 AND 2019

NOTE 7 – NOTES PAYABLE (CONTINUED)

On January 12, 2017 the Company entered into loan agreements totaling $10,000 from an officer of the Company. The loans include a stated due date of July 12, 2017, are non-interest accruing, and unsecured. At origination, as additional consideration for the loans, the Company issued 20,000 common stock purchase warrants with an exercise price of $0.10 and term of five years. The loans were determined, based on the Black-Scholes option-pricing model, to have a relative fair value of $6,771 and the warrants a relative fair value of $3,229 at the date of issuance. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.87% (ii) estimated volatility of 240% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The notes payable balance at August 31, 2019 was $4,000 and the notes were paid in full during the year ended August 31, 2020.

During the years ended August 31, 2020 and 2019, USARE, the Company’s joint venture partner, provided cash advances of $404,947 and $185,454, respectively, to pay certain deferred lease rental costs and amounts due under the Rio Grande Foundation note discussed above. These advances are uncollateralized and are non-interest-bearing.

At both August 31, 2020 and 2019, the Company had a $1,000 non-interest-bearing advance from a stockholder that is due upon demand.

NOTE 8 – INCOME TAXES

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“the Act”), which made significant changes to U.S. federal income tax law including, among other things, lowering corporate income tax rates, permitting bonus depreciation that allows for full expensing of qualified property and eliminating the expiration date for net operation losses incurred after its enactment.

The following table sets forth a reconciliation of the federal income tax benefit to the United States federal statutory rate of 21% for the years ended August 31, 2020 and 2019:

	2020	2019
Income tax benefit at 21% statutory rate	$239,574	$500,088
Stock-based compensation	(72,181)	-
Non-deductible loss on extinguishment of debt	-	(151,555)
Non-deductible loss on settlement of accrued compensation	(12,548)	(315,014)
Other	-	11,831
Decrease (increase) in valuation allowance	(154,845)	(45,350)
	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as a deferred tax asset and liability. Significant components of the deferred tax assets are set out below along with a valuation allowance to reduce the net deferred tax asset to zero.

Management has established a valuation allowance because, based on an analysis of the tax benefits underlying deferred tax assets, it is unable to establish that it is more-likely-than-not that a tax benefit will be realized. Significant components of deferred tax asset at August 31, 2020 and 2019 are as follows:

	2020	2019
Net operating loss carryforward	$3,238,098	$3,126,016
Difference in property and equipment basis	2,191,659	2,187,841
Accrued liabilities	-	(38,945)
Less valuation allowance	(5,429,757)	(5,274,912)
Net deferred tax asset	$-	$-

As a result of a change in control effective in April 2007, net operating losses prior to that date may be partially or entirely unavailable under tax law, to offset future income and; accordingly, these net operating losses are excluded from deferred tax assets.

TEXAS MINERAL RESOURCES CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2020 AND 2019

NOTE 8 – INCOME TAXES (CONTINUED)

The net operating loss carryforward in the approximate amount of $14,886,000 will begin to expire in 2022. The Company files income tax returns in the United States and in one state jurisdiction. With few exceptions, the Company is no longer subject to United States federal income tax examinations for fiscal years ending before 2011 and no longer subject to state tax examinations for years before 2010.

We also records any financial statement recognition and disclosure requirements for uncertain tax positions taken or expected to be taken in a tax return. Financial statement recognition of the tax position is dependent on an assessment of a 50% or greater likelihood that the tax position will be sustained upon examination, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions are recorded as interest expense. Management believes the Company has no uncertain tax positions at August 31, 2020 and 2019.

NOTE 9 – SHAREHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 100,000,000 shares of common stock, with a par value of $0.01 per share, and 10,000,000 preferred shares with a par value of $0.001 per share.

All shares of common stock have equal voting rights and, when validly issued and outstanding, are entitled to one non-cumulative vote per share in all matters to be voted upon by shareholders. Shares of common stock have no pre-emptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Holders of common stock are entitled to equal ratable rights to dividends and distributions with respect to the common stock, as may be declared by the Company’s Board of Directors (the “Board”) out of funds legally available. In the event of a liquidation, dissolution or winding up of the affairs of the Company, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment or provision for all liabilities and any preferential liquidation rights of any preferred stock then outstanding.

Following is an analysis of common stock issuances during the years ended August 31, 2020 and 2019:

During the year ended August 31, 2020, the Company issued 800,000 shares of common stock to investors for total consideration of $280,000.

During the year ended August 31, 2020, the holder of 70,000 common stock options with an exercise price of $0.30 per share, exercised such options for total consideration of $21,000. In addition, a total of 3,420,000 common stock options were exercised on a cashless basis into 2,813,310 shares of common stock. The common stock options had exercise prices ranging from $0.19 to $0.45 per share.

During the year ended August 31, 2020, the holders of 5,550,000 common stock warrants with an exercise price of $0.35 per share, exercised such options for total consideration of $1,942,500. In addition, a total of 7,631,702 common stock warrants were exercised on a cashless basis into 5,653,067 shares of common stock. The common stock warrants had exercise prices ranging from $0.10 to $0.50 per share.

In October 2019, the Company issued 13,514 shares of common stock to a new Advisory Board Member and recognized compensation expense of $5,000 based on the $0.37 quoted market price of the common stock on the date of issuance.

In January 2020, the Company issued 130,892 shares of common stock issued to settle $45,000 in accrued compensation to an ex-employee. The common stock was valued at $111,335, based on the $0.85 quoted market price of the common stock on the date the settlement was reached. A loss on settlement of $66,335, representing the difference between the carrying amount of the liability and the fair value of the stock issued, was recognized as a result of this transaction.

In January 2020, the Company entered into three separate consulting agreements for total consideration of 699,999 shares of common stock (233,333 per agreement). The common stock underlying the agreements had a total value of $448,000, based on the $0.64 quoted market price of the common stock on the date the consulting agreements were reached. The right to receive the common stock is subject to ratable vesting over a 24-month period and at August 31, 2020, 233,333 shares had vested and 87,501 had been issued. The Company recognized $152,529 of compensation expense under these consulting agreements during the year ended August 31, 2020 and included the expense in general and administrative expenses. The consultants have requested that the Company hold the remaining shares issuable under the consulting agreements in trust to allow the consultants to request their shares as they vest.

TEXAS MINERAL RESOURCES CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2020 AND 2019

NOTE 9 – SHAREHOLDERS’ EQUITY (CONTINUED)

During the year ended August 31, 2019, the Company issued 5,757,680 shares of common stock to investors for total consideration of $1,971,785, including cost of capital in the amount of $8,400 and 598,666 shares of common stock.

During the year ended August 31, 2019, the Company received proceeds of $35,317 and issued 100,907 shares of common stock upon the exercise of common stock warrants. In addition, 122,811 shares of common stock were issued upon a cashless exercise of common stock warrants.

In October 2018, the Company issued 500,000 shares of common stock valued at $105,000 to the director of the Rio Grande Foundation as consideration for not placing the Company in default of the note payable to the Foundation and in connection with settlement negotiations.

In June 2019, the Company issued 22,500 shares of common stock valued at $11,500 for website services.

In August 2019, the Company issued 2,084,073 shares of common stock to its directors for director’s fees in arrears and recognized a loss on settlement of accrued liabilities in the amount of $641,677.

In August 2019, the Company issued 2,076,825 shares of common stock to certain directors upon conversion of notes payable.

Options

The following table sets forth certain information as of August 31, 2020 and 2019 concerning common stock that may be issued upon the exercise of options not covered by the Amended 2008 plan and pursuant to purchases of stock under the Amended 2008 Plan (All options are fully vested and exercisable at August 31, 2020 and 2019):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Life (In Years)	Intrinsic Value
Outstanding, vested and exercisable at August 31, 2018	3,920,000	$0.32	-	-
Options granted	2,130,000	0.21	-	-
Options exercised	-	-	-	-
Options cancelled/forfeited/expired	340,000	0.41	-	-

Outstanding, vested and exercisable at August 31, 2019	5,710,000	0.28	5.41	$571,000
Options granted	43,500	0.6	-	-
Options exercised	3,490,000	0.25	-	-
Options cancelled/forfeited/expired	500,000	0.23	-	-

Outstanding, vested and exercisable at August 31, 2020	1,763,500	$0.35	3.45	$2,028,025

Amended 2008 Stock Option Plan

In September 2008, the Board adopted the 2008 Stock Option Plan (the “2008 Plan”), which was approved by the Company’s shareholders and provided 2,000,000 shares available for grant. In 2011, 2012, and 2016, the Board adopted amendments to the 2008 Plan, approved by the shareholders, that increased the shares available for issuance under the 2008 Plan by a total of 7,000,000 shares. Accordingly, at August 31, 2020 and 2019, 9,000,000 shares were designated for issuance under the 2008 Plan, as amended. At August 31, 2020, a total of 7,750,000 shares of common stock remained available for future grants under the Amended 2008 Plan.

TEXAS MINERAL RESOURCES CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2020 AND 2019

NOTE 9 – SHAREHOLDERS’ EQUITY (CONTINUED)

During the year ended August 31, 2020, the Company granted a total of 43,500 stock options with a fair value of approximately $75,000 on the date of grant to a consultant. The fair value of the options was determined using the Black-Scholes option-pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.29% (ii) estimated volatility of 209.79% (iii) dividend yield of 0.00% and (iv) expected life of all options of 5 years.

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

The total intrinsic value of options exercised during the years ended August 31, 2020 and 2019 was $4,895,000 and $0, respectively.

During the years ended August 31, 2020 and 2019, the Company recognized total stock-based compensation expenses of $74,857 and $535,767, respectively, for vesting options. There is no unrecognized compensation expense associated with options at August 31, 2020.

Warrants

Warrant activity for the years ended August 31, 2020 and 2019 was as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Life (In Years)	Intrinsic Value
Outstanding and exercisable at August 31, 2018	16,849,010	$0.37	-	-
Warrants granted	832,830	0.2	-	-
Warrants exercised	(1,182,100)	0.35	-	-

Outstanding and exercisable at August 31, 2019	16,499,740	0.36	1.16	$3,501,332
Warrants exercised	(13,181,702)	0.34	-	-

Outstanding and exercisable at August 31, 2020	3,318,038	$0.4	0.28	$3,649,842

In December 2019, the Company extended the expiration date of the Class A and Class B warrants to December 7, 2020. At August 31, 2020, there are issued and outstanding Class A warrants to purchase an aggregate of 1,114,412 shares of Company common stock at an exercise price of $0.35 per share, and Class B warrants to purchase an aggregate of 1,128,626 shares of Company common stock at an exercise price of $0.50 per share.

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

During the year ended August 31, 2019, the fair value of the warrants totaling $268,621 were treated as a component of a debt extinguishment transaction more fully described in Note 7 and included in loss on extinguishment of debt.

TEXAS MINERAL RESOURCES CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2020 AND 2019

NOTE 10 – RELATED PARTY TRANSACTIONS

In July 2019, as additional consideration for the related party notes payable, the Company issued in total 832,830 common stock purchase warrants. The warrants have an exercise price of $0.40 and term of five years. The warrants have a fair value of $268,621 at the date of issuance determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.880% (ii) estimated volatility of 91% (iii) dividend yield of 0.00% and (iv) expected life of the warrants of five years. The $268,621 was recognized as loss on extinguishment of debt during the year ended August 31, 2019.

The Company issued 2,076,825 common shares to various directors upon conversion of $415,365 in notes payable on August 16, 2019.

Mr. Gorski, the Company’s chief executive officer, is paid $120,000 per year by USARE for serving as director of operations of the Round Top Project.

The Company issued 4,432,529 common shares to various directors upon conversion of plan options and warrants in June and July 2020.

NOTE 11 – SUBSEQUENT EVENTS

In October 2020, we issued 61,936 shares of common stock to our Directors for accrued Director fees earned in June through August 2020. These shares were valued at the closing price at the end of each month at a discount of 20%. The discounted price per share ranged from $1.26 - $1.52.

In September 2020, the Company received notice from the US Department of Energy that we were awarded a grant for the production of mixed rare earth oxides from coal-based resources. The performance for the base award is from October 1 through December 30, 2020. The total amount awarded under the grant is $1,041,500.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended August 31, 2020, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

As a result of the existence of these material weaknesses as of August 31, 2020, management has concluded that we did not maintain effective internal control over financial reporting as of August 31, 2020, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit the company to provide only management’s report in this annual report.

Changes to Internal Controls and Procedures over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that occurred during the year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our current directors and executive officers. The term for each director expires at our next Annual Meeting or until his or her successor is appointed and qualified. The ages of the directors and officers are shown as of August 2020:

Name	Age	Current Office with Company	Positions Held Since
Daniel E. Gorski	83	Director Chief Executive Officer	January 2007 August 2012
Anthony Marchese	64	Director	December 2009
Cecil Wall	89	Director	August 2012
Nicholas Pingitore	76	Director	August 2012
Peter Denetclaw	61	Director	August 2019
Clark Moseley	69	Director	August 2019
Kevin Francis	60	Director	November 2020
Wm Chris Mathers	61	Chief Financial Officer	February 2016

Daniel E. Gorski – Mr. Gorski has served as a director of the Company since January 2006 and as the Company’s chief executive officer since August 2012. Prior thereto, Mr. Gorski served as the Company’s president and chief executive officer from January 2007 to May 2011 and chief operating officer from May 2011 to December 2011. From July 2004 to January 2006, Mr. Gorski was the co-founder and vice president of operations for High Plains Uranium Inc., a uranium exploration and development company that went public on the Toronto Stock Exchange in December 2005. Between June 1996 to May 2004, Mr. Gorski served as an officer and director of Metalline Mining Co., a publicly traded mining and development company with holdings in the Sierra Mojada Mining District, Coahuila, Mexico. From January 1992 to June 1996, Mr. Gorski was the exploration geologist under contract to USMX Inc. and worked exclusively in Latin America. Mr. Gorski earned a BS in 1960 from Sul Ross State College, in Alpine, Texas and an MA in 1970 from the University of Texas in Austin, Texas. Mr. Gorski has over forty-four years of experience in the mining industry.

Mr. Gorski’s extensive technical knowledge and experience in the mining industry combined with his historical relationship with the Company’s principal property, the Round Top project, permits Mr. Gorski to provide the Board with valuable insight to the exploration and development of the Round Top project. Accordingly, the Board believes that Mr. Gorski should serve on the Board.

Anthony Marchese – Mr. Marchese has served as a director since December 2009. Since July 2018, Mar. Marchese has served as President of Marchese Management Co., LLC, a strategic advisory firm that consults to both public and private emerging growth companies. Mr. Marchese also serves as the general partner and chief investment officer of the Insiders Trend Fund, LP, an investment partnership whose mandate is to invest in those public companies whose officers and/or directors have been active acquirers of their own stock. Mr. Marchese’s prior experience includes TriPoint Global Equities (Managing Director/Capital Markets- 2012-2018), Axiom Capital Management, Inc. (Managing Director – 2011-2012), Monarch Capital Group, LLC (President and Chief Operating Officer – 2003 to 2011), Laidlaw Equities (senior vice president - April 1997 to March 2002), Southcoast Capital (senior vice president – May 1988 to April 1997), Oppenheimer & Co (limited partner – September 1982 to May 1988), Prudential-Bache (vice president – July 1981 to August 1982) and the General Motors Corporation (analyst – June 1980 to June 1981). Mr. Marchese served in the military with the Army Security Agency and the U.S. Army Intelligence and Security Command. Mr. Marchese received an MBA in Finance from the University of Chicago. Mr. Marchese provides the Board with exceptional leadership and management knowledge, having gained extensive management and corporate finance experience during the course of his career. Mr. Marchese’s specific experience, qualifications, attributes and skills described above led the Board to conclude that Mr. Marchese should serve as a member of the Board of Directors.

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

Peter Denetclaw, Jr. – Mr. Denetclaw has served as a manager of Freeport McMoran since 2008. Mr. Denetclaw has served as vice-chair of the management committee for Navajo Transitional Energy Company since 2014.

Clark A. Moseley – Mr. Moseley has served as chief executive officer of the Morrow Pacific Project on behalf of Ambre Energy from February 2010 through September 2014. Mr. Moseley has served as chief executive officer for Navajo Transitional Energy Company since December 2014.

Kevin Francis – Mr. Francis has served as principal of Mineral Resource Management LLC since April 2016, providing project management, technical and expert witness services, and permitting leadership to the mining industry. Mr. Francis served as vice president of project development of Aurcana Corporation from March 2017 to June 2019, managing and advancing all technical studies. Mr. Francis served as vice president, technical services and general manager of Oracle Mining Corp. from May 2012 to May 2016 (a wholly-owned subsidiary of Oracle Mining Corp. was placed into a court-ordered receivership in 2015), managing interdisciplinary technical functions including direction of geologists, mining engineers and consultants, as well as developing scopes of work, managing budgets and reviewing deliverables of studies.

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

Director Independence

The Company had five independent directors as of August 31, 2020 as follows:

•Anthony Marchese

•Cecil Wall

•Nicholas Pingitore

•Peter Denetclaw

•Clark Moseley

Meetings of the Board and Board Member Attendance at Annual Meeting

During the fiscal year ending August 31, 2020, the Board held four (4) meetings of the Board. None of the incumbent Directors attended fewer than 75% of the board meetings which occurred during their tenure on the Board.

Communications to the Board

Stockholders who are interested in communicating directly with members of the Board, or the Board as a group, may do so by writing directly to the individual Board member c/o Corporate Secretary, at 539 El Paso Street, Sierra Blanca, Texas 79851. The Company’s Secretary will forward communications directly to the appropriate Board member. If the correspondence is not addressed to the particular member, the communication will be forwarded to a Board member to bring to the attention of the Board. The Company’s Secretary will review all communications before forwarding them to the appropriate Board member.

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

In the course of providing its oversight responsibilities regarding the audited annual financial statements for the year ended August 31, 2020, the Committee reviewed the audited annual financial statements for the year ended August 31, 2020 with management and the Company’s independent auditors. The Committee reviewed accounting principles, practices, and judgments as well as the adequacy and clarity of the notes to the financial statements.

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

In reliance on the reviews and discussions referred to above, the Committee recommended to the Board, and the Board has approved, that the audited financial statements be included in the Annual Report to the SEC on Form 10-K for the year ended August 31, 2020. The Committee and the Board have also recommended the selection of Ham, Langston & Brezina, L.L.P. as independent auditors for the Company for the fiscal year ending August 31, 2021.

Submitted by the Audit Committee Members

•Anthony Marchese (Chairman)

•Nicolas Pingitore

•Cecil Wall

Compensation Committee

The Company has a Compensation Committee comprised of two (2) directors, each of whom, in the opinion of the Board, are independent: Cecil Wall (Chairman) and Anthony Marchese.

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

The Compensation Committee does not and cannot delegate its authority to determine director and executive officer compensation. Our Compensation Committee and management did not engage the services of an external compensation consultant during fiscal year 2020.

A copy of the Compensation Committee charter is available on the Company’s website at www.TMRC.com.

Compensation Committee Interlocks and Insider Participation

There are no Compensation Committee or Board interlocks among the members of the Company’s Board.

Corporate Governance and Nominating Committee

General

The Company has a Corporate Governance and Nominating Committee composed of 1 director, Nicholas Pingitore. It is the opinion of the Board that this individual is independent.

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

•This structure eliminates the potential for confusion and duplication of efforts at the highest executive level.

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

Summary Compensation Table

			Option	All Other	Total
		Salary	Awards	Compensation	compensation
Name and principal position	Year	(US$)	(US$)	(US$)	(US$)
Daniel Gorski	2020	$120,000	$-	$-	$120,000
Chief Executive Officer	2019	$120,000	$100,000(1)	$-	$220,000

Wm Chris Mathers	2020	$60,000	$-	$-	$60,000
Chief Financial Officer	2019	$60,000	$-	$-	$60,000

(1)In October 2018, our Board approved and granted an option to purchase 500,000 shares of common stock to Mr. Gorski. These options are exercisable at $0.20 per share for a period of ten years, vesting immediately and at a fair value of approximately $100,000 using the Black-Sholes pricing model. With respect to these options, the Black-Sholes pricing model was used to estimate the fair value of the option, using the assumption of a risk free interest rate of 2.880%, a dividend yield of 0%, volatility of 220.02 and an expected life of 10 years. Mr. Gorski exercised these options in June 2020.

In August 2012, the Company agreed to accrue compensation to Mr. Daniel Gorski, in the amount of $120,000 annually in connection with his appointment as Chief Executive Officer of the Company. The Company and Mr. Gorski have not entered into a formal written employment agreement in relation to Mr. Gorski’s compensation and employment terms as Chief Executive Officer. Mr. Gorski is currently being paid $120,000 per year. Mr. Mathers had been accruing $60,000 per year pursuant to an at-will employment arrangement. He is currently being paid $60,000 per year. The Company does not believe that its compensation arrangements with its named executive officers creates inherent risks that may have a material adverse effect on the Company. Of payroll that had been accrued, Mr. Gorski is currently owed approximately $143,000 and Mr. Mathers is currently owed approximately $69,000.

Executive Compensation Agreements and Summary of Executive Compensation

Report on Executive Compensation

During the year ended August 31, 2020, the Board and the Company’s Compensation Committee, was responsible for establishing a compensation policy and administering the compensation programs of the Company’s executive officers.

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

 In this regard, during the fiscal year ended August 31, 2019, the Compensation Committee and the Board authorized the issuance of 500,000 stock option awards to Mr. Gorski, which were all exercised in June 2020.

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

There were 1,763,500 stock options fully vested and outstanding as of August 31, 2020.

Nonqualified Deferred Compensation

The Company does not offer nonqualified deferred compensation to any of its named executive officers.

Director Compensation

The following table sets forth the compensation granted to our directors during the fiscal year ended August 31, 2020. Compensation to directors that are also named executive officers is detailed above and is not included on this table.

	Fees Paid or	Fee Paid or
	Earned in	Earned in	Option
	Cash	Stock	Awards	Total
Name	($)	($)	($)	($)
Anthony Marchese	$-	$27,500	$-	$27,500
Cecil Wall	$-	$16,500	$-	$16,500
Nicholas Pingitore	$-	$12,500	$-	$12,500
Peter Denetclaw, Jr.	$-	$12,000	$-	$12,000
Clark A. Moseley	$-	$12,000	$-	$12,000

The Company does not currently pay directors’ fees in cash and paid the above-referenced directors’ fees in fiscal 2020 through the issuance of shares of common stock valued at the market price at the time such fees were earned. Each of our directors are reimbursed reasonable out of pocket expenses associated with attending our board meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information as of November 23, 2020, regarding the ownership of the Company’s common stock by: (i) each named officer, each director and all of the Company’s directors and executive officers as a group; and (ii) each person who is known by us to own more than 5% of the Company’s shares of common stock. The number of shares beneficially owned and the percentage of shares beneficially owned are based on 73,457,846 shares of common stock outstanding as of November 23, 2020.

Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. Shares subject to options that are exercisable within 60 days following November 23, 2020 are deemed to be outstanding and beneficially owned by the optionee for the purpose of computing share and percentage ownership of that optionee but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Class Beneficially Owned
Daniel E. Gorski	8,016,708(1)	10.9%
Anthony Marchese	5,499,844(2)	7.5%
Cecil Wall	1,334,490(3)	1.80%
Nicholas Pingitore	1,048,714(4)	1.4%
Wm Chris Mathers	488,454(5)	*
Peter Denetclaw, Jr.	5,111,626(6)	13.8%
Clark A. Moseley	5,111,626(7)	13.8%
All directors and executive officers as a group (6 persons)	26,500,093	35.7%

SC Fundamental Value Fund LP	3,600,000(8)	4.9%
Navajo Transitional Energy Company	5,111,626(9)	13.8%

* Less than 1%.

(1)Represents 7,653,068 shares of Common Stock and 363,640 shares of Common Stock acquirable upon exercise of 5 year warrants at an exercise price ranging from $0.35-$0.50.

(2)Represents 3,475,804 shares of Common Stock and 2,024,040 shares of common stock registered in the name of the Insiders Trend Fund, LP., an entity in which Mr. Marchese serves as general partner and chief investment officer.

(3)Consists of 11,200 shares of Common Stock owned by Cecil Wall and 1,323,290 shares of Common Stock in the name of various trusts controlled by Mr. Wall.

(4)Consists of 551,770 shares of Common Stock and (i) a ten year option to purchase up to 100,000 shares of Common Stock at an exercise price of $0.45, (ii) a ten year option to purchase up to 60,000 shares of Common Stock at an exercise price of $0.45; (iii) a ten year option to purchase up to 50,000 shares of Common Stock at an exercise price of $0.22; (iv) a 10 year option to purchase up to 100,000 shares of Common Stock at an exercise price of $0.20 and 5 year warrants to purchase up to 6,000 shares of Common Stock ranging from $0.10-$0.20.

(5)Represents 488,454 shares of Common Stock.

(6)Mr. Denetclaw is deemed to be a beneficial owners of the shares of common stock owned by Navajo Transitional Energy Company.

(7)Mr. Moseley is deemed to be a beneficial owners of the shares of common stock owned by Navajo Transitional Energy Company.

(8)Represents shares held by related persons and entities SC Fundamental Value Fund, L.P., SC Fundamental LLC, Peter M. Collery, Neil H. Koffler, John T. Bird, David Hurwitz and SC Fundamental LLC Employee Savings & Profit Sharing Plan. Represents (i) 100,000 shares of Common Stock and, (ii) 3,500,000 Common Stock purchase warrants exercisable at $0.35 per share for a period of five years. Represents shares held by the Navajo Transitional Energy Corp.

(9)Messrs. Denetclaw and Moseley have voting and investment power with respect to these shares.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, the Company believes that during fiscal year ended August 31, 2020 the filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In August 2019, the Navajo Transitional Energy Corp. purchased 5,111,626 shares of our common stock for $1,840,185. In connection with this investment, Messrs. Denetclaw and Moseley were elected and appointed directors of the Company.

Mr. Gorski, the Company’s chief executive officer, is paid $120,000 per year by USARE for serving as director of operations of the Round Top Project.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

LBB & Associates Ltd., LLP (“LBB”) was the Independent Registered Public Accounting Firm for the Company in the fiscal year ended August 31, 2019. Effective February 6, 2020, LBB was suspended by the SEC and resigned as the Company’s independent registered public accounting firm effective March 2, 2020. On March 6, 2020, the Company appointed Ham, Langston & Brezina, L.L.P. (“HLB”) to serve as the Company’s independent registered public accounting firm for the fiscal year ended August 31, 2020 and to re-audit the Company’s financial statements for the fiscal year ended August 31, 2019.

The following table sets forth information regarding the amount billed to us by our independent auditor, HLB, for our two fiscal years ended August 31, 2020 and 2019, respectively:

	Years Ended August 31,
	2020	2019
Audit Fees	$50,500	$76,500(1)
Audit Related Fees	$0	$0
Tax Fees	$14,000	$0
All Other Fees	$0	$0

Total	$64,500	$76,500

(1)Includes $40,500 billed by LBB and $36,000 billed by HLB.

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

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The Audit Committee has adopted procedures requiring the Audit Committee to review and approve in advance, all particular engagements for services provided by the Company’s independent auditor. Consistent with applicable laws, the procedures permit limited amounts of services, other than audit, review or attest services, to be approved by one or more members of the Audit Committee pursuant to authority delegated by the Audit Committee, provided the Audit Committee is informed of each particular service. All of the engagements and fees for 2020 were pre-approved by the Audit Committee. The Audit Committee reviews with HLB whether the non-audit services to be provided are compatible with maintaining the auditor’s independence.

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

10.3

Mining Lease dated November 2011 with the State of Texas, incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.4

Purchase option agreement dated September 2014 with the State of Texas, incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.5

Groundwater lease dated September 2014 with the State of Texas, incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

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

10.10*

Summary of Dan Gorski Employment Arrangement, incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019

10.11*

Summary of Wm. Chris Mathers Employment Arrangement, incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019

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

10.18

First Amendment to the Amended and Restated Option Agreement with USA Rare Earth dated June 29, 2020, incorporated by reference to the definitive proxy statement on Schedule 14A filed with the SEC on July 15, 2020

10.19	Mining Lease dated September 2011 (1)

31.1	Section 302 Certification (1)
31.2	Section 302 Certification (1)
32.1	Section 906 Certification (1)
32.2	Section 906 Certification (1)

101.INS(2)	XBRL Instance Document
101.SCH(2)	XBRL Taxonomy Extension — Schema
101.CAL(2)	XBRL Taxonomy Extension — Calculations
101.DEF(2)	XBRL Taxonomy Extension — Definitions
101.LAB(2)	XBRL Taxonomy Extension — Labels
101.PRE(2)	XBRL Taxonomy Extension — Presentations

* Management contract or compensatory plan or arrangement.

(1)Filed herewith.

(2)Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at August 31, 2020 and 2019; (ii) Statements of Operations for the years ended August 31, 2020 and 2019; (iii) Statements of Cash Flows for the years ended August 31, 2020 and 2019; (iv) Statements of Shareholders’ Equity for the years ended August 31, 2020 and 2019; and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS MINERAL RESOURCES CORP.

/s/ Daniel E Gorski
Daniel E Gorski, Chief Executive Officer

DATED: November 30, 2020

/s/ Wm Chris Mathers
Wm Chris Mathers, Chief Financial Officer

DATED: November 30, 2020

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Daniel E Gorski	Chief Executive Officer, Principal Executive Officer and Director	November 30, 2020
Daniel E Gorski

/s/ Wm Chris Mathers	Chief Financial Officer	November 30, 2020
Wm Chris Mathers

/s/Anthony Marchese	Chairman of the Board	November 30, 2020
Anthony Marchese

/s/ Cecil C Wall	Director	November 30, 2020
Cecil C Wall

/s/ Nicholas Pingitore	Director	November 30, 2020
Nicholas Pingitore

/s/ Peter Denetclaw, Jr	Director	November 30, 2020
Peter Denetclaw, Jr

/s/ Clark A Moseley	Director	November 30, 2020
Clark A Moseley

/s/ Kevin Francis	Director	November 30, 2020
Kevin Francis