Form 10-Q
period 2020-11-30
Texas Mineral Resources Corp.
filed 2021-01-12
CIK 1445942

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

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

Securities registered under Section 12(b) of the Exchange Act: None

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

Number of shares of issuer’s common stock outstanding as of January 4, 2020: 71,730,101.

TEXAS MINERAL RESOURCES CORP.

BALANCE SHEETS

(Unaudited)

	November 30,	August 31,
	2020	2020
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,615,617	$2,746,451
Prepaid expenses and other current assets	145,659	183,199
Total current assets	2,761,276	2,929,650

Mineral properties, net	354,234	354,234
Deposits	7,500	7,500

TOTAL ASSETS	$3,123,010	$3,291,384

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$360,869	$502,427
Advances due to related party	596,901	591,401

Total current liabilities	957,770	1,093,828

Total liabilities	957,770	1,093,828

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and oustanding as of November 30, 2020 and August 31, 2020	-	-
Common stock, par value $0.01; 100,000,000 shares authorized, 71,385,214 and 71,323,278 shares issued and oustanding as of November 30, 2020 and August 31, 2020, respectively	713,852	713,233
Additional paid-in capital	40,683,595	40,376,847
Accumulated deficit	(39,232,207)	(38,892,524)

Total shareholders' equity	2,165,240	2,197,556

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,123,010	$3,291,384

The accompanying notes are an integral part of these financial statements.

TEXAS MINERAL RESOURCES CORP.

STATEMENTS OF OPERATIONS

For the Three Months Ended November 30, 2020 and 2019

(Unaudited)

	2020	2019
OPERATING EXPENSES
Exploration costs	$65,778	$1,033
General and administrative expenses	325,277	89,082

Total operating expenses	391,055	90,115

LOSS FROM OPERATIONS	(391,055)	(90,115)

OTHER INCOME (EXPENSE)
Interest expense	-	(3,507)
Grant income	50,000	-
Other income (expense)	1,372	-

Total other income (expense)	51,372	(3,507)

NET LOSS	$(339,683)	$(93,622)

Net loss per share:
Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	71,346,419	56,218,132

The accompanying notes are an integral part of these financial statements.

TEXAS MINERAL RESOURCES CORP.

STATEMENTS OF SHAREHOLDERS' EQUITY

For the Three Months Ended November 30, 2020 and 2019

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at August 31, 2020	-	$-	71,323,278	$713,233	$40,376,847	$(38,892,524)	$2,197,556

Stock based compensation	-	-	-	-	190,367	-	190,367
Common stock issued as payment of accrued director's fees	-	-	61,936	619	91,881	-	92,500
Warrant conversion	-	-	-	-	24,500	-	24,500
Net loss	-	-	-	-	-	(339,683)	(339,683)

Balance at November 30, 2020	-	$-	71,323,278	$713,852	$40,683,595	$(39,232,207)	$2,165,240

Balance at August 31, 2019	-	$-	56,204,994	$562,050	$37,940,809	$(37,751,695)	$751,164

Common stock issued for services	-	-	13,514	135	4,865	-	5,000
Warrant conversion	-	-	10,000	100	(100)	-	-
Net loss	-	-	-	-	-	(93,622)	(93,622)

Balance at November 30, 2019	-	$-	56,228,508	$562,285	$37,945,574	$(37,845,317)	$662,542

The accompanying notes are an integral part of these financial statements.

TEXAS MINERAL RESOURCES CORP.

STATEMENTS OF CASHFLOWS

For the Three Months Ended November 30, 2020 and 2019

(Unaudited)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(339,683)	$(93,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Discount accretion on note payable	-	3,507
Stock based compensation	190,367	5,000
Changes in current assets and liabilities:
Prepaid expenses and other current assets	37,540	(9,450)
Accounts payable and accrued liabilities	(49,058)	(380,682)

Net cash used in operating activities	(160,834)	(475,247)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on note payable	-	(37,809)
Payments on advances due to related party	-	(4,000)
Advances from related parties	5,500	-
Proceeds from exercise of common stock warrants	24,500	-

Net cash provided by (used in) financing activities	30,000	(41,809)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(130,834)	(517,056)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,746,451	1,824,546

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,615,617	$1,307,490

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$-	$-
Taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued as payment of accrued expenses	$92,500	$-

The accompanying notes are an integral part of these financial statements.

Texas Mineral Resources Corp.

Notes to Interim Financial Statements

November 30, 2020

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Texas Mineral Resources Corp. (“we”, “us”, “our”, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our annual report on Form 10-K, for the year ended August 31, 2020, dated November 30, 2020 as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended August 31, 2020 as reported in our annual report on Form 10-K, have been omitted.

Grant Income

Grants received from government and other agencies in advance of a specific project are deferred and recognized as other income in the statements of operations in the period they are earned and the related project costs are incurred.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt – Debit with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (“EPS”) calculation in certain areas. This ASU is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. Management does not expect the adoption of this standard to have a significant impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 – MINERAL PROPERTIES

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

Under the terms of the lease, the Company will pay the State of Texas a total lease bonus of $142,518. The Company paid $44,718 upon the execution of the lease and will pay the remaining $97,800 upon submission of a supplemental plan of operations to conduct mining. Upon sale of any minerals removed from Round Top, the Company will pay the State of Texas a $500,000 minimum advance royalty. Thereafter, if paying quantities of minerals are obtained, the Company will pay the State of Texas a production royalty equal to eight percent (8%) of the market value of uranium and other fissionable materials removed and sold from Round Top and six and one quarter percent (6 1/4%) of the market value of all other minerals removed and sold. If paying quantities have not been obtained, the Company may pay additional delay rental fees to extend the term of the lease for successive one (1) year periods pursuant to the following schedule:

	Per Acre Amount	Total Amount
September 2, 2020 – 2024	$150	$134,155
September 2, 2025 – 2029	200	178,873

In August 2020, the Company paid a delay rental to the State of Texas in the amount of $134,155.

Texas Mineral Resources Corp.

Notes to Interim Financial Statements

November 30, 2020

(Unaudited)

NOTE 3 – MINERAL PROPERTIES (CONTINUED)

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

March 2013 Lease

On March 6, 2013, the Company purchased the surface lease at the Round Top Project, known as the West Lease, from the Southwest Wildlife and Range Foundation (since renamed the Rio Grande Foundation) for $500,000 cash and 1,063,830 shares of common stock valued at $500,000. The Company also agreed to support the Foundation through an annual payment of $45,000 for ten years to support conservation efforts within the Rio Grande Basin, particularly Lake Amistad, a large and well-known fishing lake near Del Rio, Texas. In connection with the January 2019 settlement with the Foundation, the balance was paid off as of August, 2020. The West Lease comprises approximately 54,990 acres. Most importantly, the purchase of the surface lease provides the Company unrestricted surface access for the potential development and mining of the Round Top Project.

October 2014 Surface Option and Water Lease

On October 29, 2014, the Company announced the execution of agreements with the Texas General Land Office securing the option to purchase the surface rights covering the potential Round Top project mine and plant areas and, separately, a lease to develop the water necessary for the potential Round Top project mine operations. The option to purchase the surface rights covers approximately 5,670 acres over the mining lease and the additional acreage adequate to site all potential heap leaching and processing operations as currently anticipated by the Company. The Company may exercise the option for all or part of the option acreage at any time during the remaining sixteen-year primary term of the mineral lease. The option can be maintained through annual payments of $10,000. The purchase price will be the appraised value of the surface at the time of option exercise. All annual payments have been made as of the date of this filing.

The ground water lease secures the right to develop the ground water within a 13,120-acre lease area located approximately 4 miles from the Round Top deposit. The lease area contains five existing water wells. It is anticipated that all potential water needs for the Round Top project mine operations would be satisfied by the existing wells covered by this water lease. This lease terms include an annual minimum production payment of $5,000 prior to production of water for the operation. After initiation of production, the

Company will pay $0.95 per thousand gallons or $20,000 annually, whichever is greater. This lease remains in effect so long as the mineral lease is in effect. The minimum production payment for all fiscal years have been made as of the date of this filing.

Texas Mineral Resources Corp.

Notes to Interim Financial Statements

November 30, 2020

(Unaudited)

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

In January 2020, the Company entered into three separate consulting agreements for total consideration of 699,999 shares of common stock (233,333 per agreement). The common stock underlying the agreements had a total value of $448,000, based on the $0.64 quoted market price of the common stock on the date the consulting agreements were reached. The right to receive the common stock is subject to ratable vesting over a 24-month period and at November 30, 2020, 320,833 shares had vested and 87,501 had been issued. The Company recognized $56,000 of compensation expense under these consulting agreements during the three months ended November 30, 2020 and included the expense in general and administrative expenses. The consultants have requested that the Company hold the remaining shares issuable under the consulting agreements in trust to allow the consultants to request their shares as they vest.

In October 2020, the Company issued 61,936 shares of common stock to Directors as payment for accrued fees totaling $92,500 earned in June through August 2020. During the quarter ended November 30, 2020, the Company recognized stock compensation and a corresponding charge to additional paid-in capital in the amount of $52,889 for director’s fees earned during the quarter. The Company issued the related 40,042 shares of common stock in December 2020.

During the quarter ended November 30, 2020, the Company granted a total of 53,500 stock options with a fair value of $81,468 on the date of grant to a consultant. The fair value of the options was determined using the Black-Scholes option-pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.28% (ii) estimated volatility of 208.05% (iii) dividend yield of 0.00% and (iv) expected life of all options of 4.6 years. The Company recognized the full $81,468 as compensation expense during the three months ended November 30, 2020.

During the three months ended November 30, 2020, the holders of 70,000 common stock warrants with an exercise price of $0.35 per share, exercised such options for total consideration of $24,500. The shares of common stock underlying the warrants were unissued, with such shares issued to the holders in December 2020.

The Company had 71,385,214 shares of common stock outstanding as of November 30, 2020.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”). Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q, include, but are not limited to:

•the progress, potential and uncertainties of our 2020-2021 rare-earth exploration plans at our Round Top project in Hudspeth County, Texas (the “Round Top Project” or “Round Top”);

•timing for a completed feasibility study for our Round Top Project;

•the success of getting the necessary permits for future drill programs and future project development;

•expectations that USA Rare Earth will fund an aggregate of $10 million and earn a 70% interest in the Round Top Project;

•expectations regarding our ability to raise capital and to continue our exploration plans on our properties (either to fund our proportionate expenditures in the Round Top Project as a party in a venture with USA Rare Earth or otherwise); and

•plans regarding anticipated expenditures at the Round Top Project;

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

•risks associated with our inability to fund our proportionate expenditures in the Round Top Project with USA Rare Earth which will result in dilution of our remaining interest in Round Top;

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

•risks related to our SEC filing history; and

•risks related to our securities.

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2020, filed with the SEC on November 30, 2020. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all the forward-looking statements contained in this Quarterly Report by the foregoing cautionary statements.

Overview

We are a mining company engaged in the business of the acquisition, exploration and development of mineral properties. We currently hold two eleven-year leases with the GLO, executed in August 2010 and November 2011, respectively, to explore and develop a 950 acre rare earths project located in Hudspeth County, Texas, known as the Round Top Project. We also have prospecting permits covering 9,345 acres adjacent to the Round Top Project. Our principal focus in conjunction with our joint venture partner, USA Rare Earth, is on developing a metallurgical process to concentrate or otherwise extract the metals from the Round Top Project’s rhyolite, and to conduct additional engineering, design, geotechnical work and permitting necessary for a bankable feasibility study. We currently have limited operations and have not established that any of our projects or properties contain any Proven or Probable Reserves under Guide 7.

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

USA Rare Earth Agreement

In August 2018, the Company and Morzev Pty. Ltd. (“Morzev”) entered into an agreement (the “2018 Option Agreement”) whereby Morzev was granted the exclusive right to earn and acquire a 70% interest, increasable to an 80% interest, in the Round Top Project from the Company by funding certain expenditures described below. The 2018 Option Agreement contained customary representations, warranties and covenants. In September 2018 and October 2018, the Company and Morzev entered into minor, non-substantive amendments to the 2018 Option Agreement and, in connection with the agreement, Morzev purchased 646,054 shares of Company Common Stock for $140,000 in November 2018. Morzev began engaging in business as USA Rare Earth and in May 2019 notified the Company that it was nominating USA Rare Earth , LLC (“USARE”) as the optionee under the terms of the 2018 Option Agreement. In August 2019, the Company and USARE entered into an amended and restated option agreement as further amended on June 29, 2020 (the “2019 Option Agreement”), whereby the Company restated its agreement to grant USARE the exclusive right to earn and acquire a 70% interest, increasable to an 80% interest, in the Round Top Project from the Company by funding certain expenditures described below. The 2019 Option Agreement has substantially similar terms to the 2018 Option Agreement except that that 2019 Option Agreement acknowledges the investment by USA Rare Earth into the Company and recognized a broader range of expenditures advancing the Round Top Project as contributing to the total $10,000,000 earn-in commitment for the initial 70% interest. The 2019 Option Agreement contains customary representations, warranties and covenants. In order to acquire and earn the 70% interest in the Round Top Project, USA Rare Earth must perform and complete the following:

•commit to expend a total of $2,500,000 for mining operations (as described below) on the Round Top Project prior to December 13, 2020 (inclusive of the $140,000 Morzev 2018 stock purchase) which was achieved by expenditure commitments USARE made on December 10, 2019; and

•expend amounts for mining operations on the Round Top Project, up to a maximum of $10,000,000 (including the $2,500,000 referred to above), which mining operations include: (i) the work of de-risking Round Top (including specifically optimizing the leaching cycle and determining final leach pad design, undertaking the pilot plant, and developing the process and procedure to separate and purify other economically important elements from the primary leach solution including but not limited to lithium, aluminum sulfate, hafnium and other fertilizer and industrial products); (ii) property maintenance; (iii) process development solar evaporation; (iv) chemical processing; (v) baseline studies; (vi) engineering; (vii) assessment, geophysical, geochemical and geological surveys; (viii) studies and mapping; (ix) investigating, drilling, assaying, prospecting, designing, examining, equipping, improving, surveying, shaft-sinking, raising, cross-cutting and drifting, searching for, digging, trucking, sampling, working and procuring minerals, ores and metals; (x) surveying and bringing any mining claims to lease or patent; (xi) reclaiming and all other work usually considered to be prospecting, exploration, development, mining and reclamation work; (xii) paying wages and salaries of workers engaged in the work and in supplying food, lodging, transportation and other reasonable needs of the workers; (xiii) paying assessments or premiums for workers’ compensation insurance, contributions for unemployment insurance or other pay allowances or benefits customarily paid in the district to those workers; (xiv) paying rentals, license renewal fees, taxes and other governmental charges required to keep the mineral interests comprising the Round Top Project in good standing; (xv) purchasing or renting plant, buildings, machinery, tools, appliances, equipment or supplies and in installing, erecting, detaching and removing them; and (xvi) mining, milling, concentrating, rehabilitation, reclamation, and environmental protections and in the management of any work which may be done on Round Top or in any other respect necessary for the due carrying out of the prospecting, exploration and development work or any other expenditure approved by the Operating Committee. USARE has the right to fund the balance of the $10,000,000 of mining operations expenditures into the Round Top Project at any time and, simultaneously with such funding, USARE will acquire a 70% interest in Round Top. As of the date of this Form 10-Q, USARE has funded an aggregate of approximately $4,514,000 of the $10,000,000 commitment.

If and when USARE acquires the 70% interest in the Round Top Project, the Company’s interest in Round Top will immediately reduce to 30% and each party will be required to contribute to future expenditures with respect to Round Top in proportion to their ownership and all budgets and timelines to be determined and agreed by an operating committee established between the parties, consisting of 2 appointees of USARE and one appointee of the Company. Additionally, the failure of a party to timely fund its proportionate expenditure request shall result in dilution of an ownership interest, which could result in further reductions of the Company’s ownership interest in the event the Company doesn’t have the financial resources to timely fund (or elects not to fund) its proportionate expenditure requirements. It is expected that upon acquisition by USARE of its 70% interest in the Round Top Project, USARE and the Company will enter into documentation reflecting the terms of the 2019 Option Agreement as well as other terms and conditions customary in the mining industry for these types of arrangements.

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

Liquidity and Capital Resources

As of November 30, 2020, our accumulated deficit was approximately $39,200,000 and our cash position was approximately $2,600,000. We had a working capital surplus of approximately $1,800,000. We have not commenced commercial production on any of our mineral properties. We have no revenues from operations and anticipate we will have no operating revenues until we place one or more of our properties into production. All properties are in the exploration stage.

Other than the financial arrangement with USA Rare Earth to fund operations to earn a 70% interest in the Round Top Project, we currently do not have funds to pursue exploration or development work on the Round Top Project, which means that we will be required to raise additional capital on best efforts terms if USA Rare Earth ceases funding, or find alternative means to finance the Round Top Project continued exploration activities, if warranted. Failure to obtain required and sufficient financing in the absence of continued funding by USA Rare Earth may result in the (i) delay or indefinite postponement of exploration and, if warranted, development or production in the Round Top Project, and/or (ii) curtailment or cessation of our operations. Subsequent to the funding of the aggregate amount of $10,000,000 by USA Rare Earth, we will need to raise a significant amount of additional capital to fund our proportionate expenditures to further exploit the Round Top Project or our remaining 30% interest in the Round Top project (20%, if USA Rare Earth exercises its option) will be further diluted which dilution could result in a significant reduction of our remaining interest if we are unable to fund our proportionate expenditure requirements. We cannot be certain that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable or acceptable to us. Our ability to arrange additional financing in the future is dependent upon third parties. Failure of obtaining the required capital will result in the curtailment or cessation of our business operations or the significant reduction of our ownership interest in the Round Top Project.

Results of Operations

Three months ended November 30, 2020 and November 30, 2019

General & Revenue

We had no operating revenues during the three months ended November 30, 2020 and November 30, 2019. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $39.2 million as of November 30, 2020.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the three months ended November 30, 2020 and November 30, 2019, in the amount of approximately $66,000 and $1,000, respectively. Expenditurevs during the three months 2020 and 2019 were primarily for metallurgical testing and delay rentals. Currently expenditures for metallurgical activities are funded by our joint venture partner, USA Rare Earth.

Our general and administrative expenses for the three months ended November 30, 2020 and November 30, 2019, respectively, were approximately $325,000 and $89,000. For the three months ended November 30, 2020 and 2019, this amount included approximately $190,000 and $5,000, respectively, in stock-based compensation to Directors and outside consultants. The remaining expenditures were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

In June 2020, TMRC led a consortium that included Penn State University and applied for a Department of Energy grant to evaluate the economic potential of rare earth elements associated with Appalachian coal deposits. Our group was awarded the first phase of this grant in September 2020 as were twelve other recipients. Work consisted of a conceptual study in the identification of a resource, developing the physical metallurgy to concentrate the rare earth minerals and then separating and refining both the rare earth elements as well as various other elements. The final report was delivered to the Department of Energy in December 2020. The Department of Energy will now choose, from among the thirteen award recipients, projects which will receive further funding. There is no assurance that TMRC or any other award recipient will be selected for further funding. In November 2020, we received $50,000 from the Department of Energy relating to this grant. We paid approximately $23,000 during the quarter ended November 30, 2020 to various subcontractors.

For the three months ended November 30, 2019, we recorded interest expense of approximately $3,500. We earned approximately $1,400 in interest income from depository accounts during the three months ended November 30, 2020.

We had losses from operations for the three months ended November 30, 2020 and November 30, 2019 totaling approximately $391,000 and $90,000, respectively.

We had net losses for the three months ended November 30, 2020 and November 30, 2019 totaling approximately $340,000 and $94,000, respectively.

Off-Balance Sheet Arrangements

For the three months ended November 30, 2020 and 2019, we have off-balance sheet arrangements for annual payments in relation to the mineral leases as disclosed in Note 2 of the financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation, and in light of the material weakness existing in our internal controls over financial reporting as of August 31, 2020 (as described in greater detail in our annual report on From 10-K for the year ended August 31, 2020), the CEO and CFO have concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective in providing reasonable assurance that: (i) information required to be disclosed by us in our reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The following updates our risk disclosures set forth in our Form 10-K for the year ended August 31, 2020 as filed with the SEC on November 30, 2020.

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

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (C)
October 2020	Common Stock	61,936	Directors	$Nil	Services	Sec. 4(a)(2)
September – November 2020	Common Stock Options	53,500	Consultant	$Nil	Services	Sec. 4(a)(2)

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

10.18

First Amendment to the Amended and Restated Option Agreement with USA Rare Earth dated June 29, 2020, incorporated by reference to Appendix A of the definitive proxy statement on Schedule 14A filed with the SEC on July 15, 2020.

10.19	Mining lease dated September 2011, incorporated by reference to Exhibit 10.19 of the Form 10-K for the period ended August 31, 2020 filed with the SEC on November 30, 2020.
31.1	Certification by Chief Executive Officer
31.2	Certification by Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer

101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension - Schema
101.CAL(1)	XBRL Taxonomy Extension - Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension - Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations

* Management contract or compensatory plan or arrangement.

(1)Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at November 30, 2020 and August 31, 2020; (ii) Statements of Operations for the three months ended November 30, 2020 and 2019; (iii) Statements of Cash Flows for the three months ended November 30, 2020 and 2019; (iv) Statements of Shareholders’ Equity for the three months ended November 30, 2020 and 2019; and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS MINERAL RESOURCES CORP.

Date: January 12, 2021

/s/ Daniel E. Gorski
Daniel E. Gorski, duly authorized officer
Chief Executive Officer and Principal
Executive Officer

Date: January 12, 2021

/s/ Wm Chris Mathers
Wm Chris Mathers, Chief Financial Officer and
Principal Financial and Accounting Officer