Form 10-Q
period 2021-02-28
Texas Mineral Resources Corp.
filed 2021-04-19
CIK 1445942

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

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

Number of shares of issuer’s common stock outstanding as of April 7, 2021: 71,678,029.

TEXAS MINERAL RESOURCES CORP.

BALANCE SHEETS

(Unaudited)

	February 28,	August 31,
	2021	2020
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,172,218	$2,746,451
Prepaid expenses and other current assets	117,044	183,199

Total current assets	2,289,262	2,929,650

Property and equipment, net	34,324	-
Mineral properties, net	364,236	354,234
Deposits	17,500	7,500

TOTAL ASSETS	$2,705,322	$3,291,384

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$199,778	$502,427
Advances due to related party	613,094	591,401

Total current liabilities	812,872	1,093,828

Total liabilities	812,872	1,093,828

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of February 28, 2021 and August 31, 2020	-	-
Common stock, par value $0.01; 100,000,000 shares authorized, 71,664,762 and 71,323,278 shares issued and oustanding as of February 28, 2021 and August 31, 2020, respectively	716,648	713,233
Additional paid-in capital	40,885,121	40,376,847
Accumulated deficit	(39,709,319)	(38,892,524)

Total shareholders' equity	1,892,450	2,197,556

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,705,322	$3,291,384

TEXAS MINERAL RESOURCES CORP.

STATEMENTS OF OPERATIONS

For the Six and Three Months Ended February 28, 2021 and February 29. 2020

(Unaudited)

	Six Months Ended		Three Months Ended
	2021	2020	2021	2020
OPERATING EXPENSES
Exploration costs	$96,347	$6,187	$53,402	$5,153
General and administrative expenses	734,877	315,965	409,600	226,884

Total operating expenses	831,224	322,152	463,002	232,037

LOSS FROM OPERATIONS	(831,224)	(322,152)	(463,002)	(232,037)

OTHER INCOME (EXPENSE)
Loss on settlement of accrued liability	-	(66,335)	-	(66,335)
Interest expense	-	(6,254)	-	(2,747)
Grant income, net of grant related expenses	11,078	-	(16,089)	-
Other income (expense)	3,351	-	1,979	-

Total other income (expense)	14,429	(72,589)	(14,110)	(69,082)

NET LOSS	$(816,795)	$(394,741)	$(477,112)	$(301,119)

Net loss per share: Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding: Basic and diluted	71,461,213	57,432,029	71,480,718	58,645,926

TEXAS MINERAL RESOURCES CORP.

STATEMENTS OF SHAREHOLDERS' EQUITY

For the Three Months Ended November 30, 2020 and 2019

(Unaudited)

	Preferred Stock		Common stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at August 31, 2020	-	$-	71,323,278	$713,233	$40,376,847	$(38,892,524)	$2,197,556

Stock based compensation	-	-	-	-	190,367	-	190,367
Common stock issued as payment of accrued director's fees			61,936	619	91,881	-	92,500
Warrant conversion	-	-	-	-	24,500	-	24,500
Net loss	-	-	-	-	-	(339,683)	(339,683)

Balance at November 30, 2020	-	-	71,385,214	713,852	40,683,595	(39,232,207)	2,165,240

Stock based compensation	-	-	40,042	400	203,922	-	204,322
Cashless exercise of warrants and options	-	-	169,506	1,696	(1,696)	-	-
Issuance of common stock previously unissued	-	-	70,000	700	(700)	-	-
Net loss	-	-	-	-	-	(477,112)	(477,112)

Balance at February 28, 2021	-	$-	71,664,762	$716,648	$40,885,121	$(39,709,319)	$1,892,450

Balance at August 31, 2019	-	$-	56,204,994	$562,050	$37,940,809	$(37,751,695)	$751,164

Common stock issued for services	-	-	13,514	135	4,865	-	5,000
Warrant conversion	-	-	10,000	100	(100)	-	-
Net loss	-	-	-	-	-	(93,622)	(93,622)

Balance at November 30, 2019	-	-	56,228,508	562,285	37,945,574	(37,845,317)	662,542

Common stock issued for services	-	-	130,892	1,309	147,359	-	148,668
Warrant conversion	-	-	4,636,375	46,362	426,138	-	472,500
Net loss	-	-	-	-	-	(301,119)	(301,119)

Balance at February 29, 2020	-	$-	60,995,775	$609,956	$38,519,071	$(38,146,436)	$982,591

TEXAS MINERAL RESOURCES CORP.

STATEMENTS OF CASHFLOWS

For the Six Months Ended February 28, 2021 and February 29, 2020

(Unaudited)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(816,795)	$(394,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Discount accretion on note payable	-	7,014
Stock based compensation	394,689	42,333
Loss on settlement of accrued liabilities	-	66,335
Changes in current assets and liabilities:
Prepaid expenses and other current assets	66,155	(22,299)
Accounts payable and accrued liabilities	(210,149)	(438,198)

Net cash used in operating activities	(566,100)	(739,556)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(34,324)	-
Purchases of mineral properties	(10,002)	-
Payment of deposit	(10,000)	-

Net cash used in investing activities	(54,326)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on note payable	-	(63,369)
Payments on advances due to related party	-	(4,000)
Advances from related parties	21,693	60,605
Proceeds from exercise of common stock warrants and options	24,500	472,500

Net cash provided by financing activities	46,193	465,736

NET CHANGE IN CASH AND CASH EQUIVALENTS	(574,233)	(273,820)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,746,451	1,824,546

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,172,218	$1,550,726

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$-	$-

Taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued as payment of accrued expenses	$92,500	$-

Texas Mineral Resources Corp.

Notes to Interim Financial Statements

February 28, 2021

(Unaudited)

NOTE 1 – GENERAL

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

Grant Income

Grants received from government and other agencies in advance of a specific project are deferred and recognized as other income in the statements of operations in the period they are earned and the related project costs are incurred. For the six and three months ended February 28, 2021, the Company recognized $150,000 and $100,000, respectively, of grant income which is presented in other income net of grant related expenses totaling $138,922 and $116,089, respectively.

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

NOTE 2 – MINERAL PROPERTIES

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

Texas Mineral Resources Corp.

Notes to Interim Financial Statements

February 28, 2021

(Unaudited)

NOTE 2 – MINERAL PROPERTIES (CONTINUED)

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

Texas Mineral Resources Corp.

Notes to Interim Financial Statements

February 28, 2021

(Unaudited)

NOTE 2 – MINERAL PROPERTIES (CONTINUED)

October 2014 Surface Option and Water Lease

On October 29, 2014, the Company announced the execution of agreements with the Texas General Land Office securing the option to purchase the surface rights covering the potential Round Top project mine and plant areas and, separately, a lease to develop the water necessary for the potential Round Top project mining operations. The option to purchase the surface rights covers approximately 5,670 acres over the mining lease and the additional acreage adequate to site all potential heap leaching and processing operations as currently anticipated by the Company. The Company may exercise the option for all or part of the option acreage at any time during the remaining sixteen-year primary term of the mineral lease. The option can be maintained through annual payments of $10,000. The purchase price will be the appraised value of the surface at the time of option exercise. All annual payments have been made as of the date of this filing.

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

NOTE 3 – SHAREHOLDERS’ EQUITY

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

In January 2020, the Company entered into three separate consulting agreements for total consideration of 699,999 shares of common stock (233,333 per agreement). The common stock underlying the agreements had a total value of $448,000, based on the $0.64 quoted market price of the common stock on the date the consulting agreements were reached. The right to receive the common stock is subject to ratable vesting over a 24-month period and at February 28, 2021, 408,332 shares had vested and 87,501 had been issued. The Company recognized $112,000 and $56,000 of compensation expense under these consulting agreements during the six and three months ended February 28, 2021 and included the expense in general and administrative expenses. The consultants have requested that the Company hold the remaining shares issuable under the consulting agreements in trust to allow the consultants to request their shares as they vest.

In October 2020, the Company issued 61,936 shares of common stock to Directors as payment for accrued fees totaling $92,500 earned in June through August 2020. During the quarter ended November 30, 2020, the Company recognized stock compensation and a corresponding charge to additional paid-in capital in the amount of $52,899 for director’s fees earned during the quarter. The Company issued the related 40,042 shares of common stock in December 2020.

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

Texas Mineral Resources Corp.

Notes to Interim Financial Statements

February 28, 2021

(Unaudited)

NOTE 3 – SHAREHOLDERS’ EQUITY (CONTINUED)

During the three months ended November 30, 2020, the holders of 70,000 common stock warrants with an exercise price of $0.35 per share, exercised such options for total consideration of $24,500. The shares of common stock underlying the warrants were issued to the holders in December 2020.

During the three months ended February 28, 2021, the Company recognized stock compensation and a corresponding charge to additional paid-in capital in the amount of $41,500 for director’s fees earned during the quarter. The Company issued the related 13,267 shares of common stock in April 2021.

In December 2020, the Company issued 33,064 shares of common stock to a consultant under a cashless option exercise.

In January 2021, the Company issued 136,442 shares of common stock to a former director under a cashless warrant exercise.

During the quarter ended February 28, 2021, the Company granted a total of 53,500 stock options with a fair value of $106,821 on the date of grant to a consultant. The fair value of the options was determined using the Black-Scholes option-pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.28% (ii) estimated volatility of 205.60% (iii) dividend yield of 0.00% and (iv) expected life of all options of 4.6 years. The Company recognized the full $106,821 as compensation expense during the three months ended February 28, 2021.

The Company had 71,664,762 shares of common stock outstanding as of February 28, 2021.

NOTE 4 – SUBSEQUENT EVENTS

In March 2021, the Company acquired an additional 320 acres from the GLO for approximately $130,000. The Company plans to utilize this property as the site for the construction of its demonstration facility.

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

Overview

We are a mining company engaged in the business of the acquisition, exploration and development of mineral properties. We currently hold two leases with the GLO expiring in 2029 to explore and develop a 950 acre rare earths project located in Hudspeth County, Texas, known as the Round Top Project. We also have prospecting permits covering 9,345 acres adjacent to the Round Top Project. Our principal focus in conjunction with our joint venture partner, USA Rare Earth, is on developing a metallurgical process to concentrate or otherwise extract the metals from the Round Top Project’s rhyolite, and to conduct additional engineering, design, geotechnical work and permitting necessary for a bankable feasibility study. We currently have limited operations and have not established that any of our projects or properties contain any Proven or Probable Reserves under Guide 7.

In March 2021, we acquired an additional 320 acres from the GLO for approximately $130,000. We plan to utilize this property as the site for the construction of our demonstration facility.

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

USA Rare Earth Agreement

In August 2018, the Company and Morzev Pty. Ltd. (“Morzev”) entered into an agreement (the “2018 Option Agreement”) whereby Morzev was granted the exclusive right to earn and acquire a 70% interest, increasable to an 80% interest, in the Round Top Project from the Company by funding certain expenditures described below. The 2018 Option Agreement contained customary representations, warranties and covenants. In September 2018 and October 2018, the Company and Morzev entered into minor, non-substantive amendments to the 2018 Option Agreement and, in connection with the agreement, Morzev purchased 646,054 shares of Company Common Stock for $140,000 in November 2018. Morzev began engaging in business as USA Rare Earth and in May 2019 notified the Company that it was nominating USA Rare Earth , LLC (“USARE”) as the optionee under the terms of the 2018 Option Agreement. In August 2019, the Company and USARE entered into an amended and restated option agreement as further amended on June 29, 2020 (the “2019 Option Agreement”), whereby the Company restated its agreement to grant USARE the exclusive right to earn and acquire a 70% interest, increasable to an 80% interest, in the Round Top Project from the Company by funding certain expenditures described below. The 2019 Option Agreement has substantially similar terms to the 2018 Option Agreement except that that 2019 Option Agreement acknowledges the investment by USA Rare Earth into the Company and recognized a broader range of expenditures advancing the Round Top Project as contributing to the total $10,000,000 earn-in commitment for the initial 70% interest. The 2019 Option Agreement contains customary representations, warranties and covenants. In order to acquire and earn the 70% interest in the Round Top Project, USA Rare Earth must perform and complete the following:

•commit to expend a total of $2,500,000 for mining operations (as described below) on the Round Top Project prior to December 13, 2020 (inclusive of the $140,000 Morzev 2018 stock purchase) which was achieved by expenditure commitments USARE made on December 10, 2019; and

•expend amounts for mining operations on the Round Top Project, up to a maximum of $10,000,000 (including the $2,500,000 referred to above), which mining operations include: (i) the work of de-risking Round Top (including specifically optimizing the leaching cycle and determining final leach pad design, undertaking the pilot plant, and developing the process and procedure to separate and purify other economically important elements from the primary leach solution including but not limited to lithium, aluminum sulfate, hafnium and other fertilizer and industrial products); (ii) property maintenance; (iii) process development solar evaporation; (iv) chemical processing; (v) baseline studies; (vi) engineering; (vii) assessment, geophysical, geochemical and geological surveys; (viii) studies and mapping; (ix) investigating, drilling, assaying, prospecting, designing, examining, equipping, improving, surveying, shaft-sinking, raising, cross-cutting and drifting, searching for, digging, trucking, sampling, working and procuring minerals, ores and metals; (x) surveying and bringing any mining claims to lease or patent; (xi) reclaiming and all other work usually considered to be prospecting, exploration, development, mining and reclamation work; (xii) paying wages and salaries of workers engaged in the work and in supplying food, lodging, transportation and other reasonable needs of the workers; (xiii) paying assessments or premiums for workers’ compensation insurance, contributions for unemployment insurance or other pay allowances or benefits customarily paid in the district to those workers; (xiv) paying rentals, license renewal fees, taxes and other governmental charges required to keep the mineral interests comprising the Round Top Project in good standing; (xv) purchasing or renting plant, buildings, machinery, tools, appliances, equipment or supplies and in installing, erecting, detaching and removing them; and (xvi) mining, milling, concentrating, rehabilitation, reclamation, and environmental protections and in the management of any work which may be done on Round Top or in any other respect necessary for the due carrying out of the prospecting, exploration and development work or any other expenditure approved by the Operating Committee. USARE has the right to fund the balance of the $10,000,000 of mining operations expenditures into the Round Top Project at any time and, simultaneously with such funding, USARE will acquire a 70% interest in Round Top. As of April 2, 2021, USARE has funded an aggregate of approximately $6,238,000 of the $10,000,000 commitment.

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

For the avoidance of doubt, the Company and USARE agreed that USARE may exercise this additional option at any time following the date that USARE acquires seventy percent (70%) of the Round Top project until the 180 day anniversary of the date that the bankable feasibility study is completed.

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

Liquidity and Capital Resources

As of February 28, 2021, our accumulated deficit was approximately $39,700,000 and our cash position was approximately $2,200,000. We had a working capital surplus of approximately $1,476,000. We have not commenced commercial production on any of our mineral properties. We have no revenues from operations and anticipate we will have no operating revenues until we place one or more of our properties into production. All properties are in the exploration stage.

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

Results of Operations

Six months ended February 28, 2021 and February 29, 2020

General & Revenue

We had no operating revenues during the six months ended February 28, 2021 and February 29, 2020. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $39.7 million as of February 28, 2021.

Operating expenses, other income (expenses) and resulting losses from Operations.

We incurred exploration costs for the six months ended February 28, 2021 and February 29, 2020, in the amount of approximately $96,000 and $6,000, respectively. Expenditures during the three months February 28, 2021 were primarily for permits and fees. Currently, expenditures for metallurgical activities are funded by our joint venture partner, USA Rare Earth.

Our general and administrative expenses for the six months ended February 28, 2021 and February 29, 2020, respectively, were approximately $735,000 and $316,000. For the six months ended February 28, 2021 and 2020, this amount included approximately $395,000 and $42,000, respectively, in stock-based compensation to Directors and outside consultants. The remaining expenditures were primarily for payroll, professional and consulting fees and other general and administrative expenses necessary for our operations.

In June 2020, TMRC led a consortium that included Penn State University and applied for a Department of Energy grant to evaluate the economic potential of rare earth elements associated with Appalachian coal deposits. Our group was awarded the first phase of this grant in September 2020 as were twelve other recipients. Work consisted of a conceptual study in the identification of a resource, developing the physical metallurgy to concentrate the rare earth minerals and then separating and refining both the rare earth elements as well as various other elements. The final report was delivered to the Department of Energy in December 2020. The Department of Energy has recently notified the consortium that it has been selected for the second phase of the grant, subject to final funding approval. For the six months ended February 28, 2021, we received $150,000 from the Department of Energy relating to this grant and incurred approximately $139,000 in grant related expenses.

For the six months ended February 28, 2021, we earned approximately $3,000 in interest income from depository accounts. For the six months ended February 29, 2020 we settled an outstanding payable of $45,000 for a past employee’s compensation, in exchange for 130,892 shares of our common stock valued at approximately $111,000 on the settlement date, resulting in a loss on settlement of approximately $66,000.

We had losses from operations for the six months ended February 28, 2021 and February 29, 2020 totaling approximately $831,000 and $322,000, respectively.

We had net losses for the six months ended February 28, 2021 and February 29, 2020 totaling approximately $817,000 and $395,000, respectively.

Three months ended February 28, 2021 and February 29, 2020

General & Revenue

We had no operating revenues during the three months ended February 28, 2021 and February 29, 2020. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $39.7 million as of February 28, 2021.

Operating expenses, other income (expenses) and resulting losses from Operations.

We incurred exploration costs for the three months ended February 28, 2021 and February 29, 2020, in the amount of approximately $53,000 and $5,000, respectively. Expenditures during the three months ended February 28, 2021 were primarily for permits and fees. Currently expenditures for metallurgical activities are funded by our joint venture partner, USA Rare Earth.

Our general and administrative expenses for the three months ended February 28, 2021 and February 29, 2020, respectively, were approximately $410,000 and $227,000. For the three months ended February 28, 2021 and 2020, this amount included approximately $204,000 and $37,000, respectively, in stock-based compensation to Directors and outside consultants. The remaining expenditures were primarily for payroll, professional and consulting fees and other general and administrative expenses necessary for our operations.

In June 2020, TMRC led a consortium that included Penn State University and applied for a Department of Energy grant to evaluate the economic potential of rare earth elements associated with Appalachian coal deposits. Our group was awarded the first phase of this grant in September 2020 as were twelve other recipients. Work consisted of a conceptual study in the identification of a resource, developing the physical metallurgy to concentrate the rare earth minerals and then separating and refining both the rare earth elements as well as various other elements. The final report was delivered to the Department of Energy in December 2020. The Department of Energy has recently notified the consortium that it has been selected for the second phase of the grant, subject to final funding approval. For the three months ended February 28, 2021, we received $100,000 from the Department of Energy relating to this grant and incurred approximately $116,000 in grant related expenses.

For the three months ended February 28, 2021, we earned approximately $2,000 in interest income from depository accounts. For the three months ended February 29, 2020 we settled an outstanding payable of $45,000 for a past employee’s compensation, in exchange for 130,892 shares of our common stock valued at approximately $111,000 on the settlement date, resulting in a loss on settlement of approximately $66,000.

We had losses from operations for the three months ended February 28, 2021 and February 29, 2020 totaling approximately $463,000 and $232,000, respectively.

We had net losses for the three months ended February 28, 2021 and February 29, 2020 totaling approximately $477,000 and $301,000, respectively.

Off-Balance Sheet Arrangements

For the three months ended November 30, 2020 and 2019, we have off-balance sheet arrangements for annual payments in relation to the mineral leases as disclosed in Note 2 of the unaudited notes to interim financial statements.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended August 31, 2020 as filed with the SEC on November 30, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as set forth below, all unregistered sales of equity securities during the period covered by this Quarterly Report were previously disclosed in our current reports on Form 8-K or quarterly reports on Form 10-Q.

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption
December 2020	Common Stock	70,000	Investors	$24,500	Cash	Sec. 4(a)(2)
December 2020	Common Stock	40,042	Directors	$Nil	Services	Sec. 4(a)(2)
December 2020	Common Stock	33,064	Consultant	$Nil	Cashless Exercise	Sec. 4(a)(2)
January 2021	Common Stock	136,442	Director	$Nil	Cashless Exercise	Sec. 4(a)(2)
December – February 2021	Common Stock Options	53,500	Consultant	$Nil	Services	Sec. 4(a)(2)

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended February 28, 2021, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

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

*Management contract or compensatory plan or arrangement.

(1)Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at February 28, 2021 and August 31, 2020; (ii) Statements of Operations for the six and three months ended February 28, 2021 and February 29, 2020; (iii) Statements of Cash Flows for the six months ended February 28, 2021 and February 29, 2020; (iv) Statements of Shareholders’ Equity for the six months ended February 28, 2021 and February 29, 2020; and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS MINERAL RESOURCES CORP.

Date: April 19, 2021

/s/ Daniel E. Gorski
Daniel E. Gorski, duly authorized officer
Chief Executive Officer and Principal
Executive Officer

Date: April 19, 2021

/s/ Wm Chris Mathers
Wm Chris Mathers, Chief Financial Officer and
Principal Financial and Accounting Officer