Form 10-Q
period 2021-05-31
Texas Mineral Resources Corp.
filed 2021-07-15
CIK 1445942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

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

Number of shares of issuer’s common stock outstanding as of July 11, 2021: 71,904,028.

TEXAS MINERAL RESOURCES CORP.

BALANCE SHEETS

(Unaudited)

	May 31,	August 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,909,383	$2,746,451
Prepaid expenses and other current assets	115,850	183,199
Total current assets	5,025,233	2,929,650

Property and equipment, net	32,580	-
Mineral properties, net	164,350	354,234
Deposits	12,620	7,500

TOTAL ASSETS	$5,234,783	$3,291,384

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$144,215	$502,427
Advances due to related party	11,000	591,401
Total current liabilities	155,215	1,093,828
Total liabilities	155,215	1,093,828

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and oustanding as of May 31, 2021 and August 31, 2020	-	-
Common stock, par value $0.01; 100,000,000 shares authorized, 71,904,028 and 71,323,278 shares issued and oustanding as of May 31, 2021 and August 31, 2020, respectively	719,040	713,233
Additional paid-in capital	41,150,947	40,376,847
Accumulated deficit	(36,790,419)	(38,892,524)
Total shareholders' equity	5,079,568	2,197,556

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,234,783	$3,291,384

The accompanying notes are an integral part of these financial statements

TEXAS MINERAL RESOURCES CORP.

STATEMENTS OF OPERATIONS

For the Nine and Three Months Ended May 31, 2021 and 2020

(Unaudited)

	Nine Months Ended		Three Months Ended
	2021	2020	2021	2020
OPERATING EXPENSES
Exploration costs	$159,755	$75,399	$63,408	$69,212
General and administrative expenses	1,080,184	542,763	345,307	226,798
Total operating expenses	1,239,939	618,162	408,715	296,010

LOSS FROM OPERATIONS	(1,239,939)	(618,162)	(408,715)	(296,010)

OTHER INCOME (EXPENSE)
Loss on settlement of accrued liability	-	(66,335)	-	-
Gain on sale of interest in mineral properties	3,326,899	-	3,326,899	-
Interest expense	-	(9,684)	-	(3,430)
Grant income, net of grant related expenses	11,078	-	-	-
Other income (expense)	4,067	-	716	-
Total other income (expense)	3,342,044	(76,019)	3,327,615	(3,430)

NET INCOME (LOSS)	$2,102,105	$(694,181)	$2,918,900	$(299,440)

Net income (loss) per share:
Basic	$0.03	$(0.01)	$0.04	$(0.01)
Diluted	$0.03	$(0.01)	$0.04	$(0.01)

Weighted average shares outstanding:
Basic	71,558,951	58,662,191	71,697,503	57,448,168
Diluted	72,844,871	58,662,191	73,051,883	57,448,168

The accompanying notes are an integral part of these financial statements

TEXAS MINERAL RESOURCES CORP.

STATEMENTS OF SHAREHOLDERS' EQUITY

For the Nine Months Ended May 31, 2021 and 2020

(Unaudited)

					Additional
	Preferred Stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at August 31, 2020	-	$-	71,323,278	$713,233	$40,376,847	$(38,892,524)	$2,197,556

Stock based compensation	-	-	-	-	190,367	-	190,367
Common stock issued as payment of accrued director’s fees			61,936	619	91,881	-	92,500
Warrant conversion	-	-	-	-	24,500	-	24,500
Net loss	-	-	-	-	-	(339,683)	(339,683)

Balance at November 30, 2020	-	-	71,385,214	713,852	40,683,595	(39,232,207)	2,165,240

Stock based compensation	-	-	40,042	400	203,922	-	204,322
Cashless exercise of warrants and options	-	-	169,506	1,696	(1,696)	-	-
Issuance of common stock previously unissued	-	-	70,000	700	(700)	-	-
Net loss	-	-	-	-	-	(477,112)	(477,112)

Balance at February 28, 2021	-	-	71,664,762	716,648	40,885,121	(39,709,319)	1,892,450

Stock based compensation	-	-	13,266	132	211,286	-	211,418
Common stock issued upon exercise of options and warrants	-	-	226,000	2,260	54,540	-	56,800
Net income	-	-	-	-	-	2,918,900	2,918,900

Balance at May 31, 2021	-	$-	71,904,028	$719,040	$41,150,947	$(36,790,419)	$5,079,568

Balance at August 31, 2019	-	$-	56,204,994	$562,050	$37,940,809	$(37,751,695)	$751,164

Common stock issued for services	-	-	13,514	135	4,865	-	5,000
Warrant conversion	-	-	10,000	100	(100)	-	-
Net loss	-	-	-	-	-	(93,622)	(93,622)

Balance at November 30, 2019	-	-	56,228,508	562,285	37,945,574	(37,845,317)	662,542

Common stock issued for services	-	-	130,892	1,309	147,359	-	148,668
Warrant conversion	-	-	4,636,375	46,362	426,138	-	472,500
Net loss	-	-	-	-	-	(301,119)	(301,119)

Balance at February 29, 2020	-	-	60,995,775	609,956	38,519,071	(38,146,436)	982,591

Stock based compensation	-	-	87,501	876	55,125	-	56,001
Cashless exercise of warrants and options	-	-	167,173	162	(162)	-	-
Cash received for unissued shares	-	-	-	-	3,195	-	3,195
Net loss	-	-	-	-	-	(299,440)	(299,440)

Balance at May 31, 2020	-	$-	61,250,449	$610,994	$38,577,229	$(38,445,876)	$742,347

The accompanying notes are an integral part of these financial statements

TEXAS MINERAL RESOURCES CORP.

STATEMENTS OF CASHFLOWS

For the Nine Months Ended May 31, 2021 and 2020

(Unaudited)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,102,105	$(694,181)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Discount accretion on note payable	-	11,291
Stock based compensation	606,107	98,334
Gain on sale of interest in mineral properties	(3,326,899)	-
Loss on settlement of accrued liabilities	-	66,335
Depreciation expense	2,327	-
Changes in current assets and liabilities:
Prepaid expenses and other current assets	67,349	(21,454)
Accounts payable and accrued liabilities	(265,712)	(356,648)
Net cash used in operating activities	(814,723)	(896,323)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of interest in mineral properties	3,000,000	-
Purchases of property and equipment	(34,907)	-
Purchases of mineral properties	(212,444)	-
Payment of deposit	(5,120)	-
Net cash used in investing activities	2,747,529	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on note payable	-	(107,958)
Payments on advances due to related party	-	(4,000)
Advances from related parties	148,826	100,917
Proceeds from exercise of common stock warrants and options	81,300	475,695
Net cash provided by financing activities	230,126	464,654

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,162,932	(431,669)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,746,451	1,824,546

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,909,383	$1,392,877

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$-	$-
Taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued as payment of accrued expenses	$92,500	$-
Advances from related parties assumed in sale of interest in mineral properties	$729,227	$-

The accompanying notes are an integral part of these financial statements

Texas Mineral Resources Corp.

Notes to Interim Financial Statements

May 31, 2021

(Unaudited)

NOTE 1 – GENERAL

Basis of Presentation

The accompanying unaudited interim financial statements of Texas Mineral Resources Corp. (“we”, “us”, “our”, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our annual report on Form 10-K, for the year ended August 31, 2020, dated November 30, 2020 as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the interim financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended August 31, 2020 as reported in our annual report on Form 10-K, have been omitted.

Grant Income

Grants received from government and other agencies in advance of a specific project are deferred and recognized as other income in the statements of operations in the period they are earned and the related project costs are incurred. For the nine and three months ended May 31, 2021, the Company recognized $150,000 and $0, respectively, of grant income which is presented in other income net of grant related expenses totaling $138,922 and $0, respectively.

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

NOTE 2 – MINERAL PROPERTIES AND PARTICIPATION IN SUCH MINERAL PROPERTIES

We are a mining company and substantially all of our business consists of owning and holding a 20% membership interest (being a certificate of interest or participation) in Round Top Mountain Development Company, LLC, a Delaware limited liability company (“Round Top”), the entity that owns the mineral leases and mineral assets.

In August 2018, the Company and Morzev Pty. Ltd. (“Morzev”) entered into an agreement (the “2018 Option Agreement”) whereby Morzev was granted the exclusive right to earn and acquire a 70% interest in the Company’s Round Top Project (“Project” or “Round Top” or “Round Top Project”) by financing $10 million of expenditures in connection with the Project, increasable to an 80% interest for an additional $3 million payment to the Company. Morzev began operating as USA Rare Earth, LLC (“USARE”) and in May 2019 notified the Company that it was nominating USARE as the optionee under the terms of the 2018 Option Agreement. In August 2019, the Company and USARE entered into an amended and restated option agreement as further amended on June 29, 2020 (the “2019 Option Agreement” and collectively with the 2018 Option Agreement, the “Option Agreement”), whereby the Company restated its agreement to grant USARE the exclusive right to earn and acquire a 70% interest, increasable to an 80% interest, in the Round Top Project. The 2019 Option Agreement has substantially similar terms to the 2018 Option Agreement.

Texas Mineral Resources Corp.

Notes to Interim Financial Statements

May 31, 2021

(Unaudited)

NOTE 2 – MINERAL PROPERTIES AND PARTICIPATION IN SUCH MINERAL PROPERTIES (CONTINUED)

On May 17, 2021, and in accordance with the terms of the Option Agreement, the Company and USARE entered into a contribution agreement (“Contribution Agreement”) whereby the Company and USARE contributed assets to Round Top, a wholly-owned subsidiary of the Company, in exchange for their ownership interests in Round Top, of which the Company now owns membership interests equating to 20% of Round Top and USARE owns membership interests equating to 80% of Round Top. Concurrently therewith, the Company and USARE as the two members entered into a limited liability company agreement (“Operating Agreement”) governing the operations of Round Top which contains customary and industry standard terms as contemplated by the OptionAgreement. USARE will serve as manager of Round Top and Mr. Gorski, on behalf of the Company, will serve as one of the three members of the management committee.

In connection with USARE meeting its obligations to acquire a 70% interest in Round Top and exercising its right to an additional 10% interest, the Company received total consideration of approximately $3,728,000, consisting of the $3 million upon exercise of the option and an assumption of approximately $728,000 in advances from related parties, and derecognized 80% of the carrying amount of mineral properties, or approximately $402,000. The resulting gain on sale of interest in mineral properties in the amount of approximately $3,326,000 is included as its own line item in other income (expense).

Upon entry into the Contribution Agreement, the Company assigned the following contracts and assets to Round Top in exchange for its 20% membership interest in Round Top:

•the assignment and assumption agreement with respect to the mineral leases from the Company to Round Top;

•the assignment and assumption agreement with respect to the surface lease from the Company to Round Top;

•the assignment and assumption agreement with respect to the surface purchase option from the Company to Round Top;

•the assignment and assumption agreement with respect to the water lease from the Company to Round Top; and

•the bill of sale and assignment agreement of existing data and other relevant contracts and permits with respect to Round Top owned by the Company.

and USARE assigned the following assets to Round Top (or the Company, as applicable) for its 80% membership interest in Round Top:

•cash to Round Top to continue to fund Round Top operations in the amount of approximately $3,761,750 comprising the balance of the $10 million required expenditure to earn a 70% interest in Round Top;

•cash in the amount of $3 million to the Company upon exercise of the USARE option to acquire from the Company an additional 10% interest in Round Top, resulting in the aggregate ownership interest of 80% in Round Top;

•bill of sale and assignment agreement of the Pilot Plant and other relevant contract and permits to Round Top; and

•bill of sale and assignment agreement of existing data and intellectual property owned by USARE to Round Top.

The Operating Agreement provides for the following:

Interests. Pursuant to the Operating Agreement, USARE owns membership interests equating to 80% of Round Top and the Company owns membership interests equating to 20% of Round Top. These ownership interests will be adjusted further under a variety of circumstances, including a decision by a member not to participate fully in a program and budget (“Budget”). USARE’s contribution of approximately $3,761,750 in cash to Round Top will be used first to fund operations pursuant to the initial Budget. Once that amount is exhausted, USARE and the Company will be obligated, subject to an election to dilute, to fund further expenditures in proportion to their respective ownership interests.

Texas Mineral Resources Corp.

Notes to Interim Financial Statements

May 31, 2021

(Unaudited)

NOTE 2 – MINERAL PROPERTIES AND PARTICIPATION IN SUCH MINERAL PROPERTIES (CONTINUED)

Cash Calls. USARE, as manager, will issue monthly cash calls pursuant to adopted Budgets. Both parties, as members, will have 10 days after receipt of such a billing to meet the cash call. Failure to meet a cash call results in dilution; provided that successive failures in the same budgetary period can result in accelerated dilution or a default loan at a default interest rate. If a member (the “Delinquent Member”) does not contribute all or any portion of any additional capital contribution that such member is required to contribute (the “Default Amount”), then the other member (the “Non-Defaulting Member”) may elect to contribute the Default Amount to Round Top, or not to contribute the Default Amount to Round Top and, in both cases, the interests of the members will be recalculated. If the default by the Delinquent Member is the second or any subsequent default during the period of any adopted Budget, the Non-Defaulting Member may elect to contribute the Default Amount to Round Top on behalf of the Delinquent Member and to reduce the ownership interest of the Delinquent Member by an amount (expressed as a percentage) equal to: (i) 150%; multiplied by the Default Amount; divided by (ii) the aggregate contributed capital of all members (determined after taking into account the contribution of the default Amount on behalf of the Delinquent Member). The interest of the Non-Defaulting Member will be increased by the reduction in the interest of the Delinquent Member.

Management. A management committee will make the major decisions of Round Top, such as approval of Budgets, and the manager will implement such decisions. The management committee consists of three representatives of the members, with two being appointed by USARE and one by the Company (initially being Dan Gorski). The representatives vote the ownership percentage interests of their appointing member.

Management Committee Meetings. Meetings will be held every three months unless otherwise agreed. For matters before the management committee that require a vote, voting is by simple majority except for certain “major decisions” that require a unanimous vote. So long as the Company maintains a 15% or greater ownership interest, the nine decisions identified in the bullet points below require unanimous approval. If the Company’s ownership interest falls below 15%, the number of unanimous decisions is reduced to five (being the first five bullet points below). If the Company is acquired by a REE mining company or sells its ownership interest to a REE mining company, in each case who elects a majority of the Company’s board, this unanimous approval requirement can be suspended by USARE, at its option. The major decisions requiring unanimous approval, as set forth above, are:

•approval of an amendment to any Budget that causes the Budget to increase by 15% or more, except for emergencies;

•other than purchase money security interests or other security interests in Round Top equipment to finance the acquisition or lease of Round Top equipment used in operations, the consummation of a project financing or the incurrence by Round Top of any indebtedness for borrowed money that requires the guarantee by any member of any obligations of Round Top;

•substitution of a member under certain circumstances and dissolution of Round Top;

•the issuance of an ownership interest or other equity interest in Round Top, or the admission of any person as a new member of Round Top, other than in connection with the exercise of a right of first offer by a member;

•the redemption of all or any portion of an ownership interest, except for limited circumstances provided for in the Operating Agreement;

•a decision to grant authorization for Round Top to file a petition for relief under any chapter of the United States Bankruptcy Code, to consent to such relief in any involuntary petition filed against Round Top by any third party, or to admit in writing any insolvency of Round Top or inability to pay its debts as they become due, or to consent to any receivership of Round Top;

•acquisition or disposition of significant mineral rights, other real property or water rights outside of the area of interest as set forth in the Operating Agreement or outside of the ordinary course of business;

•the merger of Round Top into or with any other entity; and

•the sale of all or substantially all of Round Top’s assets.

Texas Mineral Resources Corp.

Notes to Interim Financial Statements

May 31, 2021

(Unaudited)

NOTE 2 – MINERAL PROPERTIES AND PARTICIPATION IN SUCH MINERAL PROPERTIES (CONTINUED)

Manager. The manager will manage, direct and control operations in accordance with Budgets, will prepare and present to the management committee proposed Budgets, and will generally oversee and implement all of the day to day activities of Round Top. The manager will conduct necessary equipment and materials procurement and property and equipment maintenance activities, with all operations to be conducted in accordance with adopted Budgets. Before completion of the initial Budget, the manager will propose the next Budget. The Company will have the ability to accept, comment on and propose rejection of the proposed Budget and the manager is obligated to negotiate with the Company in good faith to develop an acceptable Budget. Voting for the adoption of such next proposed program and Budget will be by a simple majority vote.

Each member has the right to elect not to contribute fully or not to contribute at all to an adopted Budget. If a member does not contribute fully or at all, the other member has the right to make up some or all of the shortfall. In either case, the ownership interests of the members are recalculated and the non-contributing member is “diluted” on a straight-line basis. The same process is applied if the manager proposes to amend an adopted Budget by more than 15% and the proposal is approved.

Distributions. Cash in excess of authorized reserves will be distributed to the members on a periodic basis as determined by the management committee. No member will have the right to demand distributions in kind. Round Top will be required to make tax distributions to each member. USARE will have the right to purchase products at fair value or to market and sell products to third parties. If, during any period, products have been produced by Round Top and are available for sale but are not sold and a cash call or cash calls are made, then USARE is obligated to fund the monthly cash call or monthly cash calls on behalf of the Company, at no cost or expense to the Company, and the monthly cash call or monthly cash calls will be recovered by USARE solely out of the Company’s proportional interest in such products when sold.

Involuntary Resignation – Elimination of Interest. If a member’s ownership interest is reduced through dilution to less than 5%, the member will be deemed to have resigned from Round Top and will relinquish its ownership interest to Round Top, in exchange for the right to receive 5% of net proceeds, if any, from the sale of products by Round Top.

August 2010 Mineral Lease

On August 17, 2010, the Company executed a mineral lease with the Texas General Land Office covering Sections 7 and 18 of Township 7, Block 71 and Section 12 of Block 72, covering approximately 860 acres at Round Top Mountain in Hudspeth County, Texas. The mineral lease issued by the Texas General Land Office gives the Company the right to explore, produce, develop, mine, extract, mill, remove, and market beryllium, uranium, rare earth elements, all other base and precious metals, industrial minerals and construction materials and all other minerals excluding oil, gas, coal, lignite, sulfur, salt, and potash. The term of the lease is nineteen years so long as minerals are produced in paying quantities.

Under the terms of the mineral lease, the Company will pay the State of Texas a total lease bonus of $142,518. The Company paid $44,718 upon the execution of the lease and will pay the remaining $97,800 upon submission of a supplemental plan of operations to conduct mining. Upon sale of any minerals removed from Round Top, the Company will pay the State of Texas a $500,000 minimum advance royalty. Thereafter, if paying quantities of minerals are obtained, the Company will pay the State of Texas a production royalty equal to eight percent (8%) of the market value of uranium and other fissionable materials removed and sold from Round Top and six and one quarter percent (6 1/4%) of the market value of all other minerals removed and sold. If paying quantities have not been obtained, the Company may pay additional delay rental fees to extend the term of the lease for successive one (1) year periods pursuant to the following schedule:

	Per Acre Amount	Total Amount
September 2, 2020 – 2024	$150	$134,155
September 2, 2025 – 2029	200	178,873

In August 2020, the Company paid a delay rental to the State of Texas in the amount of $134,155.

Texas Mineral Resources Corp.

Notes to Interim Financial Statements

May 31, 2021

(Unaudited)

NOTE 2 – MINERAL PROPERTIES AND PARTICIPATION IN SUCH MINERAL PROPERTIES (CONTINUED)

November 2011 Mineral Lease

On November 1, 2011, the Company executed a mineral lease with the State of Texas covering approximately 90 acres of land that is adjacent to the August 2010 Lease. Under the lease, the Company paid the State of Texas a lease bonus of $20,700 upon the execution of the lease. Upon the sale of minerals removed from Round Top, the Company will pay the State of Texas a $50,000 minimum advance royalty.

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

March 2013 Surface Lease

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

Assignment of Leases to Round Top

In May 2021, these leases, including the rights and payment obligations, were assigned to Round Top.

Texas Mineral Resources Corp.

Notes to Interim Financial Statements

May 31, 2021

(Unaudited)

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

In January 2020, the Company entered into three separate consulting agreements for total consideration of 699,999 shares of common stock (233,333 per agreement). The common stock underlying the agreements had a total value of $448,000, based on the $0.64 quoted market price of the common stock on the date the consulting agreements were reached. The right to receive the common stock is subject to ratable vesting over a 24-month period and at May 31, 2021, 495,833 shares had vested and 87,501 had been issued. The Company recognized approximately $168,000 and $56,000 of compensation expense under these consulting agreements during the nine and three months ended May 31, 2021 and included the expense in general and administrative expenses. The consultants have requested that the Company hold the remaining shares issuable under the consulting agreements in trust to allow the consultants to request their shares as they vest.

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

During the three months ended November 30, 2020, the holders of 70,000 common stock warrants with an exercise price of $0.35 per share, exercised such warrants for total consideration of $24,500. The shares of common stock underlying the warrants were issued to the holders in December 2020.

During the three months ended February 28, 2021, the Company recognized stock compensation and a corresponding charge to additional paid-in capital in the amount of $41,500 for director’s fees earned during the quarter. The Company issued the related 13,266 shares of common stock in April 2021.

In December 2020, the Company issued 33,064 shares of common stock to a consultant under a cashless option exercise.

In January 2021, the Company issued 136,442 shares of common stock to a former director under a cashless warrant exercise.

During the quarter ended February 28, 2021, the Company granted a total of 53,500 stock options with a fair value of $106,821 on the date of grant to a consultant. The fair value of the options was determined using the Black-Scholes option-pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.28% (ii) estimated volatility of 205.28% (iii) dividend yield of 0.00% and (iv) expected life of all options of 4 years. The Company recognized the full $106,821 as compensation expense during the three months ended February 28, 2021.

In April 2021, 120,000 common stock options were exercised by a consultant at an exercise price of $0.30 per option for cash totaling $36,000.

Texas Mineral Resources Corp.

Notes to Interim Financial Statements

May 31, 2021

(Unaudited)

NOTE 3 – SHAREHOLDERS’ EQUITY (CONTINUED)

In May 2021, 100,000 common stock options and 4,000 common stock warrants were exercised by an investor at exercise prices ranging from $0.10 - $0.20 per option/warrant for cash totaling $20,800.

During the quarter ended May 31, 2021, the Company granted a total of 43,500 stock options with a fair value of $105,918 on the date of grant to a consultant. The fair value of the options was determined using the Black-Scholes option-pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.28% (ii) estimated volatility of 208.05% (iii) dividend yield of 0.00% and (iv) expected life of all options of 4 years. The Company recognized the full $105,918 as compensation expense during the three months ended May 31, 2021.

During the three months ended May 31, 2021, the Company recognized stock compensation and a corresponding charge to additional paid-in capital in the amount of $49,500 for director’s fees earned during the quarter. The Company issued the related 30,037shares of common stock in June 2021.

The Company had 71,904,028 shares of common stock outstanding as of May 31, 2021.

NOTE 4 – EARNINGS (LOSS) PER SHARE

Basic and diluted earnings per share for the nine and three months ended May 31, 2021 were calculated as follows:

	Nine Months Ended	Three Months Ended
Numerator for both basic and diluted earnings per share:
Net income	$2,102,105	$2,918,900

Denominator:
Weighted average shares outstanding – basic	71,558,951	71,697,503
Effect of dilutive securities:
Options and warrants	1,285,920	1,354,380

Weighted average shares outstanding - diluted	72,844,871	73,051,883

Basic earnings per share	$0.03	$0.04
Diluted earnings per share	$0.03	$0.04

For the nine and three months ended May 31, 2020, all potential shares were anti-dilutive and thus excluded from the diluted loss per share calculation.

NOTE 5 – SUBSEQUENT EVENTS

None.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”). Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q, include, but are not limited to:

•the progress, potential and uncertainties of the 2020-2021 rare-earth exploration plans at our Round Top Project (as defined below);

•timing for a completed feasibility study for our Round Top Project;

•the success of getting the necessary permits for future drill programs and future project development at the Round Top Project;

•expectations regarding our ability to raise capital and to continue our funding obligations pursuant to Budgets (as defined below); and

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

•risks associated with the Round Top Project mineral properties all being in the exploration stage;

•risks associated with our lack of history in producing metals from the Round Top Project mineral properties;

•risks associated with inability to fund our proportionate expenditures in the Round Top Project;

•risks associated with unknown capital requirements of the Round Top Project;

•risks associated with our exploration activities not being commercially successful;

•risks associated with increased costs affecting our financial condition;

•risks associated with a shortage of equipment and supplies adversely affecting Round Top’s ability to operate;

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

•risks related to title to the Round Top properties;

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

Overview

We are a mining company and substantially all of our business consists of owning and holding a 20% membership interest (being a certificate of interest or participation) in Round Top Mountain Development Company, LLC (“Round Top”), the entity that owns the mineral leases and mineral assets.

In August 2018, the Company and Morzev Pty. Ltd. (“Morzev”) entered into an agreement (the “2018 Option Agreement”) whereby Morzev was granted the exclusive right to earn and acquire a 70% interest in the Company’s Round Top Project (“Project” or “Round Top” or “Round Top Project”) by financing $10 million of expenditures in connection with the Project, increasable to an 80% interest for an additional $3 million payment to the Company. Morzev began operating as USA Rare Earth, LLC (“USARE”) and in May 2019 notified the Company that it was nominating USARE as the optionee under the terms of the 2018 Option Agreement. In August 2019, the Company and USARE entered into an amended and restated option agreement as further amended on June 29, 2020 (the “2019 Option Agreement” and collectively with the 2018 Option Agreement, the “Option Agreement”), whereby the Company restated its agreement to grant USARE the exclusive right to earn and acquire a 70% interest, increasable to an 80% interest, in the Round Top Project. The 2019 Option Agreement has substantially similar terms to the 2018 Option Agreement.

On May 17, 2021, and in accordance with the terms of the Option Agreement, the Company and USARE entered into a contribution agreement (“Contribution Agreement”) whereby the Company and USARE contributed assets to Round Top, a wholly-owned subsidiary of the Company, in exchange for their ownership interests in Round Top, of which the Company now owns membership interests equating to 20% of Round Top and USARE owns membership interests equating to 80% of Round Top. Concurrently therewith, the Company and USARE as the two members entered into a limited liability company agreement (“Operating Agreement”) governing the operations of Round Top which contains customary and industry standard terms as contemplated by the Option Agreement. USARE will serve as manager of Round Top and Mr. Gorski, on behalf of the Company, will serve as one of the three members of the management committee.

Upon entry into the Contribution Agreement, the Company assigned the following contracts and assets to Round Top in exchange for its 20% membership interest in Round Top:

•the assignment and assumption agreement with respect to the mineral leases from the Company to Round Top;

•the assignment and assumption agreement with respect to the surface lease from the Company to Round Top;

•the assignment and assumption agreement with respect to the surface purchase option from the Company to Round Top;

•the assignment and assumption agreement with respect to the water lease from the Company to Round Top; and

•the bill of sale and assignment agreement of existing data and other relevant contracts and permits with respect to Round Top owned by the Company.

and USARE assigned the following assets to Round Top (or the Company, as applicable) for its 80% membership interest in Round Top:

•cash to Round Top to continue to fund Round Top operations in the amount of approximately $3,761,750 comprising the balance of the $10 million required expenditure to earn a 70% interest in Round Top;

•cash in the amount of $3 million to the Company upon exercise of the USARE option to acquire from the Company an additional 10% interest in Round Top, resulting in the aggregate ownership interest of 80% in Round Top;

•bill of sale and assignment agreement of the Pilot Plant and other relevant contracts and permits to Round Top; and

•bill of sale and assignment agreement of existing data and intellectual property owned by USARE to Round Top.

The Operating Agreement provides for the following:

Interests. Pursuant to the Operating Agreement, USARE owns membership interests equating to 80% of Round Top and the Company owns membership interests equating to 20% of Round Top. These ownership interests will be adjusted further under a variety of circumstances, including a decision by a member not to participate fully in a program and budget (“Budget”). USARE’s contribution of approximately $3,761,750 in cash to Round Top will be used first to fund operations pursuant to the initial Budget. Once that amount is exhausted, USARE and the Company will be obligated, subject to an election to dilute, to fund further expenditures in proportion to their respective ownership interests. It is expected that the Company will fund up to $3 million during the next 12 months pursuant to the initial Budget.

Cash Calls. USARE, as manager, will issue monthly cash calls pursuant to adopted Budgets. Both parties, as members, will have 10 days after receipt of such a billing to meet the cash call. Failure to meet a cash call results in dilution; provided that successive failures in the same budgetary period can result in accelerated dilution or a default loan at a default interest rate. If a member (the “Delinquent Member”) does not contribute all or any portion of any additional capital contribution that such member is required to contribute (the “Default Amount”), then the other member (the “Non-Defaulting Member”) may elect to contribute the Default Amount to Round Top, or not to contribute the Default Amount to Round Top and, in both cases, the interests of the members will be recalculated. If the default by the Delinquent Member is the second or any subsequent default during the period of any adopted Budget, the Non-Defaulting Member may elect to contribute the Default Amount to Round Top on behalf of the Delinquent Member and to reduce the ownership interest of the Delinquent Member by an amount (expressed as a percentage) equal to: (i) 150%; multiplied by the Default Amount; divided by (ii) the aggregate contributed capital of all members (determined after taking into account the contribution of the Default Amount on behalf of the Delinquent Member). The interest of the Non-Defaulting Member will be increased by the reduction in the interest of the Delinquent Member.

Management. A management committee will make the major decisions of Round Top, such as approval of Budgets, and the manager will implement such decisions. The management committee consists of three representatives of the members, with two being appointed by USARE and one by the Company (initially being Dan Gorski). The representatives vote the ownership percentage interests of their appointing member.

Management Committee Meetings. Meetings will be held every three months unless otherwise agreed. For matters before the management committee that require a vote, voting is by simple majority except for certain “major decisions” that require a unanimous vote. So long as the Company maintains a 15% or greater ownership interest, the nine decisions identified in the bullet points below require unanimous approval. If the Company’s ownership interest falls below 15%, the number of unanimous decisions is reduced to five (being the first five bullet points below). If the Company is acquired by a REE mining company or sells its ownership interest to a REE mining company, in each case who elects a majority of the Company’s board, this unanimous approval requirement can be suspended by USARE, at its option. The major decisions requiring unanimous approval, as set forth above, are:

•approval of an amendment to any Budget that causes the Budget to increase by 15% or more, except for emergencies;

•other than purchase money security interests or other security interests in Round Top equipment to finance the acquisition or lease of Round Top equipment used in operations, the consummation of a project financing or the incurrence by Round Top of any indebtedness for borrowed money that requires the guarantee by any member of any obligations of Round Top;

•substitution of a member under certain circumstances and dissolution of Round Top;

•the issuance of an ownership interest or other equity interest in Round Top, or the admission of any person as a new member of Round Top, other than in connection with the exercise of a right of first offer by a member;

•the redemption of all or any portion of an ownership interest, except for limited circumstances provided for in the Operating Agreement;

•a decision to grant authorization for Round Top to file a petition for relief under any chapter of the United States Bankruptcy Code, to consent to such relief in any involuntary petition filed against Round Top by any third party, or to admit in writing any insolvency of Round Top or inability to pay its debts as they become due, or to consent to any receivership of Round Top;

•acquisition or disposition of significant mineral rights, other real property or water rights outside of the area of interest as set forth in the Operating Agreement or outside of the ordinary course of business;

•the merger of Round Top into or with any other entity; and

•the sale of all or substantially all of Round Top’s assets.

Manager. The manager will manage, direct and control operations in accordance with Budgets, will prepare and present to the management committee proposed Budgets, and will generally oversee and implement all of the day to day activities of Round Top. The manager will conduct necessary equipment and materials procurement and property and equipment maintenance activities, with all operations to be conducted in accordance with adopted Budgets. Before completion of the initial Budget, the manager will propose the next Budget. The Company will have the ability to accept, comment on and propose rejection of the proposed Budget and the manager is obligated to negotiate with the Company in good faith to develop an acceptable Budget. Voting for the adoption of such next proposed program and Budget will be by a simple majority vote.

Each member has the right to elect not to contribute fully or not to contribute at all to an adopted Budget. If a member does not contribute fully or at all, the other member has the right to make up some or all of the shortfall. In either case, the ownership interests of the members are recalculated and the non-contributing member is “diluted” on a straight-line basis. The same process is applied if the manager proposes to amend an adopted Budget by more than 15% and the proposal is approved.

Reports. The manager shall provide to the management committee periodic reports, including statements of accounts reflecting in detail the charges and credits to the business account during the preceding month, quarterly progress reports that include statements of expenditures and comparisons of such expenditures to the adopted Budget, summaries of data, and a final report after completion of a Budget.

Distributions. Cash in excess of authorized reserves will be distributed to the members on a periodic basis as determined by the management committee. No member will have the right to demand distributions in kind. Round Top will be required to make tax distributions to each member. USARE will have the right to purchase products at fair value or to market and sell products to third parties. If, during any period, products have been produced by Round Top and are available for sale but are not sold and a cash call or cash calls are made, then USARE is obligated to fund the monthly cash call or monthly cash calls on behalf of the Company, at no cost or expense to the Company, and the monthly cash call or monthly cash calls will be recovered by USARE solely out of the Company’s proportional interest in such products when sold.

Permitted Transfers. Certain transfers are permitted under the Operating Agreement, including transfers to affiliates or through certain mergers or other forms of business reorganization. A member may also encumber its ownership interest provided that if the ownership interest is foreclosed upon, the other member has a pre-emptive right to acquire such ownership interest at the foreclosure sale. If the transfer is a “permitted transfer,” the transferee if automatically admitted as a member; otherwise unless the other member agrees, the transferee is only an economic interest holder with no voting or other rights held by a member.

Right of First Offer. If a member desires to transfer all or a portion of its ownership interest to a third party (other than a permitted transfer), it may do that without the consent of the other member so long as it gives the other member the first right to purchase its ownership interest on the same terms. If the other member does not elect to purchase the ownership interest on such terms, the member may sell its ownership interest on such terms and the transfer will be a permitted transfer.

Drag-Along Right. If USARE accepts a bona fide offer to purchase its entire ownership interest and all other rights under the Operating Agreement from an unrelated third party, the Company will then be obligated to sell its entire ownership interest and all other rights under the Operating Agreement to the unrelated third party on the same terms and conditions as are accepted by USARE.

Involuntary Resignation – Elimination of Interest. If a member’s ownership interest is reduced through dilution to less than 5%, the member will be deemed to have resigned from Round Top and will relinquish its ownership interest to Round Top, in exchange for the right to receive 5% of net proceeds, if any, from the sale of products by Round Top.

General

Round Top currently holds two mineral leases with the GLO expiring in 2029 to explore and develop a 950 acre rare earths project located in Hudspeth County, Texas, known as the Round Top Project. We have not established that Round Top contains any mineral reserves under Regulation S-K, Item 1300, Disclosure by Registrant Engaged in Mining Operations (formerly referred to as SEC Industry Guide 7).

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

•Clean energy technologies, such as hybrid and electric vehicles and wind power turbines,

•Fiber optics, lasers and hard disk drives,

•Numerous defense applications, such as guidance and control systems and global positioning systems,

•Advanced water treatment technology for use in industrial, military and

•Outdoor recreation applications

Because of these applications, global demand for REE is projected to steadily increase due to continuing growth in existing applications and increased innovation and development of new end uses. Interest in developing resources domestically has become a strategic necessity as there is limited production of these elements outside of China. Our ability to raise additional funds to continue to fund our participation interest in the Round Top Project may be impacted by future prices for REEs.

As a part of our ongoing operations, we will occasionally investigate new mining opportunities. We may also incur expenses associated with our investigations. These costs are expensed as incurred until such time when we have agreements in place to purchase such mining rights.

Investment Company Act Exclusion

Section 3(a)(9) of the Investment Company Act of 1940, as amended (“1940 Act”), provides that a company “substantially all of whose business consists of owning or holding oil, gas, or other mineral royalties or leases, or fractional interests therein, or certificates of interest or participation in or investment contracts relative to such royalties, leases, or fractional interests” is not an investment company within the meaning of the 1940 Act. The Company has determined that this exemption applies to it giving consideration to the following four factors:

•whether the exempted activity constitutes “substantially all” of our business;

•The Company has owned mineral leases since 2010, all of our business to date has been comprised of owning and developing the mineral leases and, after the May 2021 “farm-down” of its 100% interest in the mineral leases, all of our business continues to be comprised of owning and holding a certificate of interest and a participation in the mineral leases owned by Round Top. The Company’s mineral assets historically, as well as the value of the certificate of interest at May 31, 2021, have been booked at cost in accordance with GAAP. We have an accumulated deficit of approximately $36.79 million at May 31, 2021 as a result of owning and developing the Round Top Project. Our Board of Directors has authorized and instructed us to (i) invest approximately $3 million of our current cash during the next 12 months to meet our Round Top budgeted cash calls pursuant to the initial Budget adopted by the Company and USARE in the Operating Agreement, as well as to (ii) fund future budgets to be adopted by the management committee of Round Top to the extent of available working capital.

•whether we own or trade in the mineral leases;

•The Company has owned the mineral leases, which are now owned by Round Top, since 2010 and neither the Company nor Round Top is in the business of dealing or trading in the mineral leases.

•what qualifies as an eligible asset for purposes of the exception; and

•The statute specifically references mineral leases and our mineral leases were owned by the Company and are now owned by Round Top. In accordance with Regulation S-K Items 1200 and 1300 (that replaced SEC Industry Guide 7) that govern disclosure for oil and gas registrants as well as disclosure by registrants engaged in mining operations, respectively, the definition of mineral resource in Item 1300 is “a concentration or occurrence of material of economic interest in or on the Earth’s crust.” Our rare earth elements and minerals underlying the mineral leases meet that definition, as well as does coal, silver, gold and other material mined for economic value by registrants involved in mining operations. The SEC staff has recognized that an excepted entity can also engage in related business activities such as exploring, developing, and operating the eligible assets.

•what qualifies as a “certificate of interest or participation in” or an “investment contract relative to” the eligible assets.

•The statute allows a Company to own a “certificate of interest” or “participation in” the mineral leases. The SEC staff has advised that limited partnership interests and/or similar securities issued by entities that themselves own the leases constitute “certificate of interest or participation in or investment contracts” related to such leases. The Company’s 20% membership interest in Round Top constitutes a “certificate of interest” and a “participation in” the mineral leases that are owned by Round Top.

The Company intends to continue to conduct its business operations in order to continue to be excluded from the definition of an “investment company” under the 1940 Act.

Liquidity and Capital Resources

As of May 31, 2021, our accumulated deficit was approximately $36.79 million and our cash position was approximately $4,909,000. We had a working capital surplus of approximately $4,872,000. We plan to fund approximately $3 million of this working capital within the next 12 months per the initial Budget in connection with the Round Top Project. Round Top has not commenced commercial production on any of its mineral properties. We have no revenues from operations and anticipate we will have no operating revenues until Round Top is placed into production, if at all. All Round Top properties are in the exploration stage.

Failure to obtain required and sufficient Round Top financing may result in the (i) delay or indefinite postponement of exploration and, if warranted, development or production in the Round Top Project, and/or (ii) curtailment or cessation of Round Top. We will need to raise additional capital in the future to fund our proportionate participation in the Round Top Project or our remaining 20% interest in the Round Top project will be diluted. We cannot be certain that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable or acceptable to us. Our ability to arrange additional financing in the future is dependent upon third parties. Failure of obtaining the required capital will result in the significant reduction of our ownership interest in the Round Top Project, provided that if our ownership interest in Round Top is reduced to less than 5%, our interest will be converted to a right to receive 5% of the net proceeds, if any, from the sale of products by Round Top.

Results of Operations

Nine months ended May 31, 2021 and May 31, 2020

General & Revenue

We had no operating revenues during the nine months ended May 31, 2021 and May 31, 2020. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $36.79 million as of May 31, 2021.

Operating expenses, loss from operations, other income (expenses) and resulting net income (loss).

We incurred exploration costs for the nine months ended May 31, 2021 and May 31, 2020, in the amount of approximately $160,000 and $75,000, respectively. Expenditures during the nine months ended May 31, 2021 were primarily for permits, fees and contractors. Currently, expenditures for metallurgical activities are funded by our joint venture partner, USARE.

Our general and administrative expenses for the nine months ended May 31, 2021 and May 31, 2020, respectively, were approximately $1,080,000 and $543,000. For the nine months ended May 31, 2021 and 2020, this amount included approximately $606,000 and $98,000, respectively, in stock-based compensation to Directors and outside consultants. The remaining expenditures were primarily for payroll, professional and consulting fees and other general and administrative expenses necessary for our operations.

In June 2020, TMRC led a consortium that included Penn State University and applied for a Department of Energy grant to evaluate the economic potential of rare earth elements associated with Appalachian coal deposits. The consortium was awarded the first phase of this grant in September 2020 as were twelve other recipients. Work consisted of a conceptual study in the identification of a resource, developing the physical metallurgy to concentrate the rare earth minerals and then separating and refining both the rare earth elements as well as various other elements. The final report was delivered to the Department of Energy in December 2020. The Department of Energy has recently notified the consortium that it has been selected for the second phase of the grant, subject to final funding approval. For the nine months ended May 31, 2021, we received $150,000 from the Department of Energy relating to this grant and incurred approximately $139,000 in grant related expenses.

In May 2021, USARE met its obligations under the Option Agreement and acquired a 70% interest in Round Top. In addition, USARE exercised its option to acquire an additional 10% interest in Round Top for $3 million. In connection with this transaction, the Company received total consideration of approximately $3,728,000, consisting of the $3 million upon exercise of the option and an assumption of approximately $728,000 in advances from related parties, and derecognized 80% of the carrying amount of mineral properties, or approximately $402,000. The resulting gain on sale of interest in mineral properties in the amount of approximately $3,326,000 is included as its own line item in other income (expense).

For the nine months ended May 31, 2021, we earned approximately $4,000 in interest income from depository accounts. For the nine months ended May 31, 2020 we settled an outstanding payable of $45,000 for a past employee’s compensation, in exchange for 130,892 shares of our common stock valued at approximately $111,000 on the settlement date, resulting in a loss on settlement of approximately $66,000.

We had losses from operations for the nine months ended May 31, 2021 and May 31, 2020 totaling approximately $1,240,000 and $618,000, respectively.

We had net income for the nine months ended May 31, 2021 totaling approximately $2,102,105 and a net loss for the nine months ended May 31, 2020 totaling approximately $694,000.

Three months ended May 31, 2021 and May 31, 2020

General & Revenue

We had no operating revenues during the three months ended May 31, 2021 and May 31, 2020. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $36.79 million as of May 31, 2021.

Operating expenses, loss from operations, other income (expenses) and resulting net income (loss).

We incurred exploration costs for the three months ended May 31, 2021 and May 31, 2020, in the amount of approximately $63,000 and $69,000, respectively. Expenditures during the three months ended May 31, 2021 were primarily for permits, fees and contractors. Currently expenditures for metallurgical activities are funded by our joint venture partner, USARE.

Our general and administrative expenses for the three months ended May 31, 2021 and May 31, 2020, respectively, were approximately $345,000 and $227,000. For the three months ended May 31, 2021 and 2020, this amount included approximately $211,000 and $56,000, respectively, in stock-based compensation to Directors and outside consultants. The remaining expenditures were primarily for payroll, professional and consulting fees and other general and administrative expenses necessary for our operations.

In May 2021, USARE met its obligations under the Option Agreement and acquired a 70% interest in Round Top. In addition, USARE exercised its option to acquire an additional 10% interest in Round Top for $3 million. In connection with this transaction, the Company received total consideration of approximately $3,728,000, consisting of the $3 million upon exercise of the option and an assumption of approximately $728,000 in advances from related parties, and derecognized 80% of the carrying amount of mineral properties, or approximately $402,000. The resulting gain on sale of interest in mineral properties in the amount of approximately $3,326,000 is included as its own line item in other income (expense).

For the three months ended May 31, 2021, we earned approximately $700 in interest income from depository accounts.

We had losses from operations for the three months ended May 31, 2021 and May 31, 2020 totaling approximately $408,000 and $296,000, respectively.

We had net income for the three months ended May 31, 2021 totaling approximately $2,919,000 and a net loss for the three months ended May 31, 2020 totaling approximately $299,000.

Off-Balance Sheet Arrangements

For the nine and three months ended May 31, 2021 and 2020, we have off-balance sheet arrangements for annual payments in relation to the mineral leases as disclosed in Note 2 of the unaudited notes to interim financial statements.

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

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption
April 2021	Common Stock	13,267	Directors	$Nil	Services	Sec. 4(a)(2)
April 2021	Common Stock	120,000	Consultant	$36,000	Cash	Sec. 4(a)(2)
May 2021	Common Stock	106,000	Investor	$20,800	Cash	Sec. 4(a)(2)
March – May 2021	Common Stock options	43,500	Consultant	$Nil	Services	Sec. 4(a)(2)

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
10.20

Contribution Agreement, effective as of May 17, 2021, among USA Rare Earth, LLC, Texas Mineral Resources Corp., and Round Top Mountain Development, LLC, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2021

10.21

Limited Liability Company Agreement dated effective as of May 17, 2021, among USA Rare Earth, LLC, Texas Mineral Resources Corp., and Round Top Mountain Development, LLC, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2021

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

(1)Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at May 31, 2021 and August 31, 2020; (ii) Statements of Operations for the nine and three months ended May 31, 2021 and May 31, 2020; (iii) Statements of Cash Flows for the nine months ended May 31, 2021 and May 31, 2020; (iv) Statements of Shareholders’ Equity for the nine months ended May 31, 2021 and May 31, 2020; and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS MINERAL RESOURCES CORP.

Date: July 15, 2021

/s/ Daniel E. Gorski
Daniel E. Gorski, duly authorized officer
Chief Executive Officer and Principal
Executive Officer

Date: July 15, 2021

/s/ Wm Chris Mathers
Wm Chris Mathers, Chief Financial Officer and
Principal Financial and Accounting Officer