Form 10-K
period 2021-08-31
Texas Mineral Resources Corp.
filed 2021-11-29
CIK 1445942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2021

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

Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☒	Smaller reporting company
☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: As of February 28, 2021 the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $144,166,509 based upon the closing sale price of the common stock as reported by the OTC.QB. For purposes of this calculation, shares of common stock held by executive officers, directors and holders of greater than 10% of the registrant’s outstanding common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock outstanding as of November 19, 2021 was 71,975,298.

ii

PRELIMINARY NOTES

As used in this Annual Report on Form 10-K (“Annual Report”), references to “Texas Mineral”, “the Company,” “we,” “our,” “us” or “TMRC” mean Texas Mineral Resources Corp. and its predecessors, as the context requires.

GLOSSARY OF TERMS

Alteration	Any physical or chemical change in a rock or mineral subsequent to its formation.

Breccia	A rock in which angular fragments are surrounded by a mass of fine-grained minerals.

Concession	A grant of a tract of land made by a government or other controlling authority in return for stipulated services or a promise that the land will be used for a specific purpose.

Core	The long cylindrical piece of a rock, about an inch in diameter, brought to the surface by diamond drilling.

Diamond drilling	A drilling method in which the cutting is done by abrasion using diamonds embedded in a matrix rather than by percussion. The drill cuts a core of rock, which is recovered in long cylindrical sections.

Drift	A horizontal underground opening that follows along the length of a vein or rock formation as opposed to a cross-cut which crosses the rock formation.

Exploration	Work involved in searching for ore, usually by drilling or driving a drift.

Exploration expenditures	Costs incurred in identifying areas that may warrant examination and in examining specific areas that are considered to have prospects that may contain mineral deposit reserves.

GLO	Texas General Land Office.

Grade	The average assay of a ton of ore, reflecting metal content.

HREE	Heavy rare earth element(s).

Host rock	The rock surrounding an ore deposit.

Intrusive	A body of igneous rock formed by the consolidation of magma intruded into other rocks, in contrast to lavas, which are extruded upon the surface.

Lode	A mineral deposit in solid rock.

LREE	Light rare earth element(s).

Ore	The naturally occurring material from which a mineral or minerals of economic value can be extracted profitably or to satisfy social or political objectives. The term is generally but not always used to refer to metalliferous material, and is often modified by the names of the valuable constituent; e.g., iron ore.

Ore body	A continuous, well-defined mass of material of sufficient ore content to make extraction economically feasible.

Mine development	The work carried out for the purpose of opening up a mineral deposit and making the actual ore extraction possible.

Mineral	A naturally occurring homogeneous substance having definite physical properties and chemical composition, and if formed under favorable conditions, a definite crystal forms.
Mineralization	The presence of minerals in a specific area or geological formation.

Mineral Reserve	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves are customarily stated in terms of “Ore” when dealing with metalliferous minerals.

PEA	Preliminary economic assessment.

Probable (Indicated) Reserves	Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Prospect	A mining property, the value of which has not been determined by exploration.

Proven (Measured) Reserves	Reserves for which (i) (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes and (b) grade and/or quality are computed from the results of detailed sampling and (ii) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

REE	Rare earth element(s).

REO	Rare earth oxide(s).

Round Top	Round Top Mountain Development, LLC, the entity that owns the Round Top Project.

Round Top Mountain Development	Round Top Mountain Development, LLC, the entity that owns the Round Top Project.

Round Top Project

The Round Top Project is owned by Round Top and consists of the following:

●     two eleven year leases with the GLO, executed in September 2011 and November 2011, respectively, to explore and develop a 950 acre rare earths project located in Hudspeth County, Texas;

●     the 54,990 acre surface lease, known as the West Lease, that provides unrestricted surface access for the potential development and mining of the Round Top Project;

●     an option to purchase from the GLO the surface rights covering approximately 5,670 acres over the mining lease and additional acreage adequate to the site to handle potential heap leaching and processing operations as currently anticipated at the Round Top Project; and

●     a ground water lease securing the right to develop the ground water within a 13,120-acre lease area located approximately 4 miles from Round Top, containing five existing water wells.

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

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements include, but are not limited to:

●	the progress, potential and uncertainties of the rare-earth exploration program of the Round Top Project, located near Sierra Blanca, Texas;

●	cost, timing and actual obtainable results from feasibility studies, including PEAs for the Round Top Project;

●	the success of getting the necessary permits for future drill programs and future project exploration;

●	funding amounts and timing of funding for the Round Top Project;

●	plans regarding anticipated expenditures and required capital at the Round Top Project.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

●	risks associated with our ability to continue as a going concern in future periods;

●	risks associated with our history of losses and need for additional financing;

●	risks associated with our operating history;

●	risks associated with owning a 20% interest in Round Top;

●	risks associated with our properties;

●	risks associated with the lack of history in producing metals from the Round Top Project;

●	risks associated with our need for additional financing to maintain our ownership interest in, as well as the requirement in general for additional capital to further develop, the Round Top Project;

●	risks associated with exploration activities not being commercially successful;

●	risks associated with ownership of surface rights and other title issues with respect to the Round Top Project;

●	risks associated with increased costs affecting our financial condition;

●	risks associated with a shortage of equipment and supplies adversely affecting the ability to operate properties;

●	risks associated with mining and mineral exploration being inherently dangerous;

●	risks associated with mineralization estimates;

●	risks associated with changes in mineralization estimates affecting the economic viability of the properties;

●	risks associated with uninsured risks;

●	risks associated with mineral operations being subject to market forces beyond our control;

●	risks associated with fluctuations in commodity prices;

●	risks associated with permitting, licenses and approval processes;

●	risks associated with the governmental and environmental regulations;

●	risks associated with future legislation regarding the mining industry and climate change;

●	risks associated with potential environmental lawsuits;

●	risks associated with land reclamation requirements;

●	risks associated with rare earth and mining in general presenting potential health risks;

●	risks related to competition in the mining and rare earth elements industries;

●	risks related to economic conditions;

●	risks related to our ability to manage growth;

●	risks related to the potential difficulty of attracting and retaining qualified personnel;

●	risks related to our dependence on key personnel;

●	risks related to our United States Securities and Exchange Commission (the “SEC”) filing history; and

●	risks related to our securities.

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

An investment in our Common Stock involves significant risks, including the risk of a loss of your entire investment. You should carefully consider the risks and uncertainties described herein before purchasing our Common Stock. The risks set forth herein are not the only ones facing our Company. Additional risks and uncertainties may exist and others could arise that could also adversely affect our business, financial condition, operations and prospects. If any of the risks set forth herein actually materialize, our business, financial condition, prospects and operations would suffer. In such event, the value of our Common Stock would decline, and you could lose all or a substantial portion of your investment.

PART I

ITEM 1. BUSINESS

Narrative Description of Business

We are a mining company engaged in the business of the acquisition, exploration and development of mineral properties. We currently own a 20% membership interest in Round Top, which entity holds two mineral property leases with the GLO to explore and develop a 950-acre rare earths project located in Hudspeth County, Texas, known as the Round Top Project. The leases, originally signed with primary terms of approximately 19 and 18 years, each currently have remaining terms of approximately nine years and provisions for automatic renewal if Round Top is in production. Round Top also holds prospecting permits covering 9,345 acres adjacent to the Round Top Project. The strategy with Round Top is to develop a metallurgical process to concentrate or otherwise extract the metals from the Round Top Project’s rhyolite, conduct additional engineering, design, geotechnical work, and permitting necessary for a bankable feasibility study and then to extract mineral resources from the Round Top Project. The Round Top Project has not established as of the date hereof that any of the properties contain any probable mineral reserves or proven mineral reserves under Item 1300 of Regulation S-K. Item 1300 of Regulation S-K is required to be adopted by Companies with fiscal years beginning after January 1, 2021. The Company has chosen to adopt Item 1300 of Regulation S-K early.

Rare earth elements are a group of chemically similar elements that usually are found together in nature – they are referred to as the “lanthanide series.” These individual elements have a variety of characteristics that are critical in a wide range of technologies, products, and applications and are critical inputs in existing and emerging applications. Without these elements, multiple high-tech technologies would not be possible. These technologies include:

●	cell phones,

●	computer and television screens,

●	battery operated vehicles,

●	clean energy technologies, such as hybrid and electric vehicles and wind power turbines,

●	fiber optics, lasers and hard disk drives,

●	numerous defense applications, such as guidance and control systems and global positioning systems,

●	advanced water treatment technology for use in industrial and military, and

●	outdoor recreation applications.

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

History of the Round Top Project

In March 2013, we purchased the 54,990 acre surface lease covering the Round Top Project, known as the West Lease, from the Southwest Wildlife and Range Foundation (“Foundation”) for $500,000 and the issuance of 1,063,830 shares of our Common Stock. We also agreed to support the Foundation through an annual payment of $45,000 for ten years to support conservation efforts within the Rio Grande Basin and in particular engaging in stewardship of Lake Amistad, a large and well-known fishing lake near Del Rio, Texas. The West Lease provides exclusive surface access to the area for the potential development and mining of the Round Top Project.

In October 2014, we executed agreements with the GLO securing the option to purchase the surface rights covering the Round Top Project mine and plant areas and, separately, a lease to develop the water necessary for the potential Round Top Project mine operations. The option to purchase the surface rights covers approximately 5,670 acres over the mining lease and the additional acreage adequate to site all potential heap leaching and processing operations as currently anticipated by the Company. The option may be exercised for all or part of the option acreage at any time during the primary term of the mineral lease as defined above. The “primary term” of the GLO mineral leases and the option is through August 2030. The option can be kept current by an annual payment of $10,000. The purchase price will be the appraised value of the surface at the time of exercising the option. The ground water lease secures the right to develop the ground water within a 13,120-acre lease area located approximately 4 miles from the Round Top Project. The lease area contains five existing water wells. It is anticipated that all potential water needs for the Round Top Project mine operations will be satisfied by the existing wells covered by this water lease. This lease has an annual minimum production payment of $5,000 prior to production of water for the operation. After initiation of production payments of $0.95 per thousand gallons or $20,000 annually, whichever is greater, is required. This lease remains effective as long as the mineral lease is in effect.

In March 2015, we conducted a trial mining test during which we mined 500 tonnes of rhyolite, transported and crushed the ore to 80% passing an approximate one-inch screen. This rock is now stockpiled and is expected to be used in the contemplated pilot plant development.

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

During 2017, TMRC in association with Penn State University, REE Tech and Inventure Renewables of Tuscaloosa, Alabama, jointly applied for a Department of Energy grant to evaluate the economic potential of rare earth elements associated with Appalachian coal deposits. Our group was awarded the first phase of this grant in October 2017. Work in progress consists of our identification of a resource, developing the physical metallurgy to concentrate the minerals (Penn State) and developing the CIX/CIC process to separate the individual rare earth elements and to separate and refine various other elements including iron and aluminum. In August 2019, we published a PEA prepared in accordance with Canadian NI 43-101 specifications. The PEA calls for a 20,000 tonnes per day heap leach operation producing three basic revenue streams: (i) a REE stream, (ii) a tech metal stream that includes lithium and uranium, and (iii) a variety of industrial and fertilizer sulfate products.

Cautionary Note

Cautionary Note to Investors: The PEA has been prepared in accordance with Canadian National Instrument 43-101 — Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) — CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended. The Company has voluntarily had the PEA prepared in accordance with NI 43-101 but the Company is not subject to regulation by Canadian regulatory authorities and no Canadian regulatory authority has reviewed the PEA or passed upon its accuracy or compliance with NI 43-101. The terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with NI 43-101. These definitions differ from the definitions in Item 1300 of Regulation S-K under the United States Securities Act of 1933, as amended (the “Securities Act”). Under Item 1300 of Regulation S-K standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate governmental authority. In addition, the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource” while defined in NI 43-101 and Item 1300 of Regulation S-K are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that all or any part of mineral deposits in these categories will ever be converted into reserves. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by Item 1300 of Regulation S-K standards as in place tonnage and grade without reference to unit measures. Accordingly, information in the PEA contains descriptions of our mineral deposits that may not be comparable to similar information made public by United States companies subject to the reporting and disclosure requirements under the United States federal securities laws and the rules and regulations thereunder. The Round Top Project as described in the PEA currently does not contain any known proven or probable mineral reserves under Item 1300 of Regulation S-K reporting standards. U.S. investors are urged to consider closely the disclosure in the Registrant’s latest reports and registration statements filed with the SEC. U.S. Investors are cautioned not to assume that any defined resources in these categories will ever be converted into Item 1300 of Regulation S-K compliant reserves.

USA Rare Earth Agreement

In August 2018, the Company and Morzev Pty. Ltd. (“Morzev”) entered into an agreement (the “2018 Option Agreement”) whereby Morzev was granted the exclusive right to earn and acquire a 70% interest, increasable to an 80% interest, in the Round Top Project from the Company by funding certain expenditures described below. The 2018 Option Agreement contained customary representations, warranties and covenants. In September 2018 and October 2018, the Company and Morzev entered into minor, non-substantive amendments to the 2018 Option Agreement and, in connection with the agreement, Morzev purchased 646,054 shares of Company Common Stock for $140,000 in November 2018. Morzev began engaging in business as USA Rare Earth and in May 2019 notified the Company that it was nominating USA Rare Earth , LLC (“USARE”) as the optionee under the terms of the 2018 Option Agreement. In August 2019, the Company and USARE entered into an amended and restated option agreement as further amended on June 29, 2020 (the “2019 Option Agreement”), whereby the Company restated its agreement to grant USARE the exclusive right to earn and acquire a 70% interest, increasable to an 80% interest, in the Round Top Project from the Company by funding certain expenditures described below. The 2019 Option Agreement has substantially similar terms to the 2018 Option Agreement except that that 2019 Option Agreement acknowledges the investment by USARE into the Company and recognized a broader range of expenditures advancing the Round Top Project as contributing to the total $10,000,000 earn-in commitment for the initial 70% interest. In order to acquire and earn the 70% interest in the Round Top Project, USARE was required to perform and complete the following:

●	commit to expend a total of $2,500,000 for mining operations on the Round Top Project prior to December 13, 2020 (inclusive of the $140,000 Morzev 2018 stock purchase) which was achieved by expenditure commitments USARE made on December 10, 2019; and

●	expend amounts for mining operations on the Round Top Project, up to a maximum of $10,000,000 (including the $2,500,000 referred to above), which mining operations include: (i) the work of de-risking Round Top (including specifically optimizing the leaching cycle and determining final leach pad design, undertaking the pilot plant, and developing the process and procedure to separate and purify other economically important elements from the primary leach solution including but not limited to lithium, aluminum sulfate, hafnium and other fertilizer and industrial products); (ii) property maintenance; (iii) process development solar evaporation; (iv) chemical processing; (v) baseline studies; (vi) engineering; (vii) assessment, geophysical, geochemical and geological surveys; (viii) studies and mapping; (ix) investigating, drilling, assaying, prospecting, designing, examining, equipping, improving, surveying, shaft-sinking, raising, cross-cutting and drifting, searching for, digging, trucking, sampling, working and procuring minerals, ores and metals; (x) surveying and bringing any mining claims to lease or patent; (xi) reclaiming and all other work usually considered to be prospecting, exploration, development, mining and reclamation work; (xii) paying wages and salaries of workers engaged in the work and in supplying food, lodging, transportation and other reasonable needs of the workers; (xiii) paying assessments or premiums for workers’ compensation insurance, contributions for unemployment insurance or other pay allowances or benefits customarily paid in the district to those workers; (xiv) paying rentals, license renewal fees, taxes and other governmental charges required to keep the mineral interests comprising the Round Top Project in good standing; (xv) purchasing or renting plant, buildings, machinery, tools, appliances, equipment or supplies and in installing, erecting, detaching and removing them; and (xvi) mining, milling, concentrating, rehabilitation, reclamation, and environmental protections and in the management of any work which may be done on Round Top or in any other respect necessary for the due carrying out of the prospecting, exploration and development work or any other expenditure approved by the Operating Committee. USARE had the right to fund the balance of the $10,000,000 into the Round Top Project at any time.

USA Rare Earth was granted the option to acquire an additional 10% in the Round Top Project by paying to the Company $3,000,000.

On May 17, 2021, and in accordance with the terms of the Option Agreement, the Company and USARE entered into a contribution agreement (“Contribution Agreement”) whereby the Company and USARE contributed assets to Round Top, at the time a wholly-owned subsidiary of the Company, in exchange for their ownership interests in Round Top, of which the Company now owns membership interests equating to 20% of Round Top and USARE owns membership interests equating to 80% of Round Top. Concurrently therewith, the Company and USARE as the two members entered into a limited liability company agreement (“Operating Agreement”) governing the operations of Round Top which contains customary and industry standard terms as contemplated by the Option Agreement. USARE will serve as manager of Round Top and Mr. Gorski, on behalf of the Company, will serve as one of the three members of the management committee.

Upon entry into the Contribution Agreement, the Company assigned the following contracts and assets to Round Top in exchange for its 20% membership interest in Round Top:

●	the assignment and assumption agreement with respect to the mineral leases from the Company to Round Top;

●	the assignment and assumption agreement with respect to the surface lease from the Company to Round Top;

●	the assignment and assumption agreement with respect to the surface purchase option from the Company to Round Top;

●	the assignment and assumption agreement with respect to the water lease from the Company to Round Top; and

●	the bill of sale and assignment agreement of existing data and other relevant contracts and permits with respect to Round Top owned by the Company.

and USARE assigned the following assets to Round Top (or the Company, as applicable) for its 80% membership interest in Round Top:

●	cash to Round Top to continue to fund Round Top operations in the amount of approximately $3,761,750 comprising the balance of the $10 million required expenditure to earn a 70% interest in Round Top;

●	cash in the amount of $3 million to the Company upon exercise of the USARE option to acquire from the Company an additional 10% interest in Round Top, resulting in the aggregate ownership interest of 80% in Round Top;

●	bill of sale and assignment agreement of the Pilot Plant and other relevant contracts and permits to Round Top; and

●	bill of sale and assignment agreement of existing data and intellectual property owned by USARE to Round Top.

The Operating Agreement provides for the following:

Interests. Pursuant to the Operating Agreement, USARE owns membership interests equating to 80% of Round Top and the Company owns membership interests equating to 20% of Round Top. These ownership interests will be adjusted further under a variety of circumstances, including a decision by a member not to participate fully in a program and budget (“Budget”). USARE’s contribution of approximately $3,761,750 in cash to Round Top will be used first to fund operations pursuant to the initial Budget. Once that amount is exhausted, USARE and the Company will be obligated, subject to an election to dilute, to fund further expenditures in proportion to their respective ownership interests. It is expected that the Company will fund up to $3.5 million during the fiscal year ending August 31, 2022 pursuant to the initial Budget.

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

Management Committee Meetings. Meetings will be held every three months unless otherwise agreed. For matters before the management committee that require a vote, voting is by simple majority except for certain “major decisions” that require a unanimous vote. So long as the Company maintains a 15% or greater ownership interest, the nine decisions identified in the bullet points below require unanimous approval. If the Company’s ownership interest falls below 15%, the number of unanimous decisions is reduced to five (being the first five bullet points below). If the Company is acquired by a REE mining company or sells its ownership interest to a REE mining company, in each case who elects a majority of the Company’s board, this unanimous approval requirement can be suspended by USARE, at its option. The major decisions requiring unanimous approval, as set forth above, are:

●	approval of an amendment to any Budget that causes the Budget to increase by 15% or more, except for emergencies;

●	other than purchase money security interests or other security interests in Round Top equipment to finance the acquisition or lease of Round Top equipment used in operations, the consummation of a project financing or the incurrence by Round Top of any indebtedness for borrowed money that requires the guarantee by any member of any obligations of Round Top;

●	substitution of a member under certain circumstances and dissolution of Round Top;

●	the issuance of an ownership interest or other equity interest in Round Top, or the admission of any person as a new member of Round Top, other than in connection with the exercise of a right of first offer by a member;

●	the redemption of all or any portion of an ownership interest, except for limited circumstances provided for in the Operating Agreement;

●	a decision to grant authorization for Round Top to file a petition for relief under any chapter of the United States Bankruptcy Code, to consent to such relief in any involuntary petition filed against Round Top by any third party, or to admit in writing any insolvency of Round Top or inability to pay its debts as they become due, or to consent to any receivership of Round Top;

●	acquisition or disposition of significant mineral rights, other real property or water rights outside of the area of interest as set forth in the Operating Agreement or outside of the ordinary course of business;

●	the merger of Round Top into or with any other entity; and

●	the sale of all or substantially all of Round Top’s assets.

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

Permitted Transfers. Certain transfers are permitted under the Operating Agreement, including transfers to affiliates or through certain mergers or other forms of business reorganization. A member may also encumber its ownership interest provided that if the ownership interest is foreclosed upon, the other member has a pre-emptive right to acquire such ownership interest at the foreclosure sale. If the transfer is a “permitted transfer,” the transferee is automatically admitted as a member; otherwise unless the other member agrees, the transferee is only an economic interest holder with no voting or other rights held by a member.

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

Operations of the Round Top Project

During the current fiscal year, Round Top is expected to fund the expenditure of approximately $20 million to optimize the leaching and developing of the CIX/CIC processing of the Round Top Project. Initial process design work will be carried out at USARE’s facility in Wheat Ridge, Colorado. Pending completion of the initial process development, this facility will either be relocated to or replicated at the Round Top Project where a pilot plant is expected to be established. This work will consist of mining and crushing approximately 40,000 tonnes of rhyolite and setting up and equipping a facility to conduct pilot plant scale heap leaching. It is estimated that the Round Top Project will require additional time and further expenditure to complete a bankable feasibility study. We plan to fund up to approximately $3.5 million of the expected expenditures by Round Top during our current fiscal year.

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

Sources and Availability of Raw Materials

The Round Top Project is currently in the exploration stage and as such Round Top does not require any significant raw materials in order to carry out its primary operating activities. Our primary operating objective is to continue to fund the exploration and development of the Round Top Project. The raw materials that the current operations of Round Top rely upon are gasoline and diesel fuel for the exploration vehicles and for the heavy equipment required to build roads and conduct drilling operations. Water is expected to be provided per service contract by Eagle Mountain Gang or through other sources.

Seasonality

Seasonality in the State of Texas is not a material factor to our operations for our project.

Competition

The mining industry is highly competitive. Round Top competes with numerous companies, substantially all of which have greater financial resources available to them. Round Top is, therefore, operating at a significant disadvantage in the course of acquiring mining properties and obtaining materials, supplies, labor, and equipment. Additionally, Round Top is and we are and will continue to be an insignificant participant in the business of exploration and mineral property development. A large number of established and well-financed companies are active in the mining industry and will have an advantage over us if they are competing for the same properties. Nearly all such entities have greater financial resources, technical expertise and managerial capabilities than ourselves and, consequently, we will be at a competitive disadvantage in identifying possible mining properties and procuring the same.

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

Effect of Existing or Probable Government and Environmental Regulations

Mineral exploration, including mining operations are subject to governmental regulation. The Round Top operations may be affected in varying degrees by government regulation such as restrictions on production, price controls, tax increases, expropriation of property, environmental and pollution controls or changes in conditions under which minerals may be marketed. An excess supply of certain minerals may exist from time to time due to lack of markets, restrictions on exports, and numerous factors beyond our control. These factors include market fluctuations and government regulations relating to prices, taxes, royalties, allowable production and importing and exporting minerals. The effect of these factors cannot be accurately determined, and we are not aware of any probable government regulations that would impact the Company. This section is intended as a brief overview of the laws and regulations described herein and is not intended to be a comprehensive treatment of the subject matter.

Overview. Like all other mining companies doing business in the United States, Round Top is subject to a variety of federal, state and local statutes, rules and regulations designed to protect the quality of the air and water, and threatened or endangered species, in the vicinity of its operations. These include “permitting” or pre-operating approval requirements designed to ensure the environmental integrity of a proposed mining facility, operating requirements designed to mitigate the effects of discharges into the environment during exploration, mining operations, and reclamation or post-operation requirements designed to remediate the lands affected by a mining facility once commercial mining operations have ceased.

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

In the fiscal year ended August 31, 2021, we incurred minimal costs in complying with environmental laws and regulations in relation to our operating activities.

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

Investment Company Act Exclusion

Section 3(a)(9) of the Investment Company Act of 1940, as amended (“1940 Act”), provides that a company “substantially all of whose business consists of owning or holding oil, gas, or other mineral royalties or leases, or fractional interests therein, or certificates of interest or participation in or investment contracts relative to such royalties, leases, or fractional interests” is not an investment company within the meaning of the 1940 Act. The Company has determined that this exemption applies to it giving consideration to the following four factors:

●         whether the exempted activity constitutes “substantially all” of our business;

○	The Company has owned mineral leases since 2010, all of our business to date has been comprised of owning and developing the mineral leases and, after the May 2021 “farm-down” of its 100% interest in the mineral leases, all of our business continues to be comprised of owning and holding a certificate of interest and a participation in the mineral leases owned by Round Top. The Company’s mineral assets historically, as well as the value of the certificate of interest at August 31, 2021, have been booked at cost in accordance with GAAP. We have an accumulated deficit of approximately $36.9 million at August 31, 2021 as a result of owning and developing the Round Top Project. Our Board of Directors has authorized and instructed us to (i) invest approximately $3.5 million of our current cash during the current fiscal year to meet the Round Top budgeted cash calls pursuant to the initial Budget adopted by the Company and USARE in the Operating Agreement, as well as to (ii) fund future budgets to be adopted by the management committee of Round Top to the extent of available working capital.

●         whether we own or trade in the mineral leases;

○	The Company has owned the mineral leases, which are now owned by Round Top, since 2010 and neither the Company nor Round Top is in the business of dealing or trading in the mineral leases.

●         what qualifies as an eligible asset for purposes of the exception; and

○	The statute specifically references mineral leases and our mineral leases were owned by the Company and are now owned by Round Top. In accordance with Regulation S-K Item 1300 that governs disclosure by registrants engaged in mining operations, the definition of mineral resource is “a concentration or occurrence of material of economic interest in or on the Earth’s crust.” Our rare earth elements and minerals underlying the mineral leases meet that definition, as well as does coal, silver, gold and other material mined for economic value by registrants involved in mining operations. The SEC staff has recognized that an excepted entity can also engage in related business activities such as exploring, developing, and operating the eligible assets.

●         what qualifies as a “certificate of interest or participation in” or an “investment contract relative to” the eligible assets.

○	The statute allows a Company to own a “certificate of interest” or “participation in” the mineral leases. The SEC staff has advised that limited partnership interests and/or similar securities issued by entities that themselves own the leases constitute “certificate of interest or participation in or investment contracts” related to such leases. The Company’s 20% membership interest in Round Top constitutes a “certificate of interest” and a “participation in” the mineral leases that are owned by Round Top.

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

During the fiscal year ended August 31, 2021, we had no revenues. For the fiscal year ended August 31, 2021, our net income was approximately $2,044,000 and our accumulated deficit at August 31, 2021 was approximately $36.9 million. At August 31, 2021, our cash position was approximately $5,107,000 and our working capital surplus was approximately $4,978,000. Round Top has not commenced commercial production on any of our mineral properties. We have no revenues from operations and anticipate we will have no operating revenues during the current fiscal year.

During the current fiscal year, Round Top is expected to fund the expenditure of approximately $20 million to optimize the leaching and developing of the CIX/CIC processing of the Round Top Project. Initial process design work will be carried out at USARE’s facility in Wheat Ridge, Colorado. Pending completion of the initial process development, this facility will either be relocated to or replicated at the Round Top Project where a pilot plant is expected to be established. This work will consist of mining and crushing approximately 40,000 tons of rhyolite and setting up and equipping a facility to conduct pilot plant scale heap leaching. It is estimated that the Round Top Project will require additional time and further expenditure to complete a bankable feasibility study. We plan to fund up to approximately $3.5 million of the expected expenditures by Round Top during our fiscal year ending August 31, 2022.

We have sufficient cash on hand to fund our portion of the Round Top Budget during our current fiscal year. Thereafter, we will need to raise additional funding to implement our business strategy and to continue to fund our portion of the Round Top Budget, the failure of which could cause us to curtail or cease our operations. The most likely source of future financing presently available to us is through the sale of our securities. Any sale of our shares of Common Stock will result in dilution of equity ownership to existing stockholders. This means that if we sell shares of Common Stock, more shares will be outstanding and each existing stockholder will own a smaller percentage of the shares then outstanding. Alternatively, we may rely on debt financing and assume debt obligations that require us to make substantial interest and capital payments. Also, we may issue or grant warrants or options in the future pursuant to which additional shares of Common Stock may be issued. Exercise of such warrants or options will result in dilution of equity ownership to our existing stockholders.

We have a limited operating history on which to base an evaluation of our business and properties.

Any investment in the Company should be considered a high-risk investment because investors will be placing funds at risk in an early stage, under-capitalized business with unforeseen costs, expenses, competition, a history of operating losses and other problems to which start-up ventures are often subject. Investors should not invest in the Company unless they can afford to lose their entire investment. Your investment must be considered in light of the risks, expenses, and difficulties encountered in establishing a new business in a highly competitive and mature industry. Our operating history has been restricted to the acquisition and sampling of the Round Top Project and this does not provide a meaningful basis for an evaluation of the Round Top Project. Other than through conventional and typical exploration methods and procedures, we have no additional way to evaluate the likelihood of whether the Round Top Project contains commercial quantities of mineral reserves or, if it does, that it will be operated successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties.

The Round Top Project is in the exploration stage. There is no assurance that Round Top can establish the existence of any mineral reserve from the Round Top Project in commercially exploitable quantities. Until then, we cannot earn any revenues from the Round Top Project, and our business could fail.

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

We anticipate that costs at the Round Top Project as it is developed, if warranted, will frequently be subject to variation from one year to the next due to a number of factors, such as changing ore grade, metallurgy and revisions to mine plans, if any, in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities such as fuel, rubber, and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. A material increase in costs at any significant location could have a significant effect on the Round Top operations.

A shortage of equipment and supplies could adversely affect our ability to operate our business.

Round Top is and will be dependent on various supplies and equipment to carry out mining exploration and, if warranted, development operations. The shortage of such supplies, equipment and parts could have a material adverse effect on the ability to carry out Round Top’s operations and therefore limit or increase the cost of production.

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

These risks could result in damage to, or destruction of, the Round Top Project, production facilities or other properties, personal injury, environmental damage, delays in mining, increased production costs, monetary losses and possible legal liability. Round Top may not be able to obtain insurance to cover these risks at economically feasible premiums. Insurance against certain environmental risks, including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from production, may be prohibitively expensive. Round Top may suffer a material adverse effect on its business if not covered by insurance policies.

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

Analytical uncertainties of resource estimates

All resource and grade estimates are based on state of the art analytical methods. However, any procedure for analyzing small amounts of metals in a chemically complex matrix may be subject to error and other uncertainties.

The Round Top operations may contain significant uninsured risks which could negatively impact future profitability.

The exploration of the Round Top Project contains certain risks, including unexpected or unusual operating conditions including rock bursts, cave-ins, flooding, fire and earthquakes. It is not always possible to insure against these risks. Should events such as these arise, they could reduce or eliminate our investment in Round Top as well as result in increased costs and a decline in the value of our investment.

Mineral operations are subject to market forces outside of our control which could negatively impact us.

The marketability of minerals is affected by numerous factors beyond our control including market fluctuations, government regulations relating to prices, taxes, royalties, allowable production, imports, exports and supply and demand. One or more of these risk elements could have an impact on the costs of the Round Top operations and, if significant enough, could impact our investment.

We may be adversely affected by fluctuations in demand for, and prices of, rare earth products.

We expect to derive revenues, if any, from the sale of rare earth and related minerals by Round Top. Changes in demand for, and the market price of, these minerals could significantly affect us. The value and price of our Common Stock and our financial results may be significantly adversely affected by declines in the prices of rare earth minerals and products. Rare earth minerals and product prices may fluctuate and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the relative value of the U.S. dollar against foreign currencies on the world market, global and regional supply and demand for rare earth minerals and products, and the political and economic conditions of countries that produce rare earth minerals and products.

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

In contrast, extended periods of high commodity prices may create economic dislocations that may be destabilizing to rare earth minerals supply and demand and ultimately to the broader markets. Periods of high rare earth mineral market prices generally are beneficial to us. However, strong rare earth mineral prices also create economic pressure to identify or create alternate technologies that ultimately could depress future long-term demand for rare earth minerals and products, and at the same time may incentivize development of otherwise marginal mining properties.

Permitting, licensing and approval processes are required for the operations at the Round Top Project and obtaining and maintaining required permits and licenses is subject to conditions which may be unable to be achieved.

Both mineral exploration and extraction at the Round Top Project requires permits from various federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. Permits known to be required are (i) an operating plan for the conduct of exploration and development approved by the GLO, (ii) an operating plan for production approved by the GLO, (iii) various reporting to and approval by the Texas Railroad Commission regarding drilling and plugging of drill holes, and (v) reporting to and compliance with regulations of the Texas Commission of Environmental Quality. If Round Top recovers uranium at the Round Top Project, it will be required to obtain a source material license from the United States Nuclear Regulatory Commission. Round Top may also be subject to the reporting requirements and regulations of the Texas Department of Health. Such licenses and permits are subject to changes in regulations and changes in various operating circumstances. Companies that engage in exploration activities often experience increased costs and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits. Issuance of permits for the Round Top activities is subject to the discretion of government authorities, and Round Top may be unable to obtain or maintain such permits. Permits required for future exploration or development may not be obtainable on reasonable terms or on a timely basis. There can be no assurance that Round Top will be able to obtain or maintain any of the permits required for the continued exploration or development of the Round Top Project (or any other of our mineral properties that we may subsequently acquire) or for the construction and operation of a mine on our properties that we may subsequently acquire at economically viable costs. If Round Top or we cannot accomplish these objectives, our business could face difficulty and/or fail.

Round Top is subject to significant governmental regulations, which affect its operations and costs of conducting its business.

Round Top’s current and future operations are and will be governed by laws and regulations, including:

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

Companies engaged in exploration activities often experience increased costs and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits. Failure to comply with applicable laws, regulations and permits may result in enforcement actions, including the forfeiture of claims, orders issued by regulatory or judicial authorities requiring operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment or costly remedial actions. Round Top may be required to compensate those suffering loss or damage by reason of its mineral exploration activities and may have civil or criminal fines or penalties imposed for violations of such laws, regulations and permits.

Existing and possible future laws, regulations and permits governing operations and activities of exploration companies, or more stringent implementation, could have a material adverse impact on Round Top’s business and cause increases in capital expenditures or require abandonment or delays in exploration.

Regulations and pending legislation governing issues involving climate change could result in increased operating costs, which could have a material adverse effect on our business.

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to various climate change interest groups and the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on Round Top, our venture partners and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact the ability to compete with companies situated in areas not subject to such limitations. Given the emotion, political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. The potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. These impacts may adversely impact the cost, production and financial performance of our operations.

Round Top’s exploration and development activities are subject to environmental risks, which could expose Round Top to significant liability and delay, suspension or termination of our operations.

The exploration, possible future development and production phases of the Round Top business will be subject to federal, state and local environmental regulation. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set out limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments, and a heightened degree of responsibility for companies and their officers, directors and employees. Future changes in environmental regulations, if any, may adversely affect our operations. If Round Top fails to comply with any of the applicable environmental laws, regulations or permit requirements, it could face regulatory or judicial sanctions. Penalties imposed by either the courts or administrative bodies could delay or stop operations or require a considerable capital expenditure. Although Round Top intends to comply with all environmental laws and permitting obligations in conducting its business, there is a possibility that those opposed to exploration and mining will attempt to interfere with its operations, whether by legal process, regulatory process or otherwise.

Environmental hazards unknown to Round Top, which have been caused by previous or existing owners or operators of the properties, may exist on the properties comprising the Round Top Project. It is possible that these properties could be located on or near the site of a Federal Superfund cleanup project; as such, it is possible that environmental cleanup or other environmental restoration procedures could remain to be completed or mandated by law, causing unpredictable and unexpected liabilities to arise.

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

Neighboring landowners and other third parties could file claims based on environmental statutes and common law for personal injury and property damage allegedly caused by the release of hazardous substances or other waste material into the environment on or around the Round Top Project. There can be no assurance that our defense of such claims will be successful. A successful claim against us could have an adverse effect on our business prospects, financial condition and results of operation.

Land reclamation requirements for the Round Top Project may be burdensome and expensive.

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

In order to carry out reclamation obligations imposed on Round Top in connection with potential development activities, Round Top must allocate financial resources that might otherwise be spent on further exploration and development programs. Round Top plans to set up a provision for our reclamation obligations on its properties, as appropriate, but this provision may not be adequate. If Round Top is required to carry out unanticipated reclamation work, its financial position could be adversely affected. In accordance with GLO lease/prospecting permits, all the areas impacted by the surface operations shall be reclaimed upon completion of the activity, including (a) removal of all trash, debris, plastic and contaminated soil by off-site disposal, and (b) upon completion of surface grading, the soil surface shall be left in a roughened condition to negate wind and enhance water infiltration.

Mining presents potential health risks; payment of any liabilities that arise from these health risks may adversely impact Round Top.

Complying with health and safety standards will require additional expenditure on testing and the installation of safety equipment. Moreover, inhalation of certain minerals can result in specific potential health risks. Symptoms of these associated diseases may take years to manifest. Failure to comply with health and safety standards could result in statutory penalties and civil liability. Round Top does not currently maintain any insurance coverage against these health risks. The payment of any liabilities that arise from any such occurrences could have a material, adverse impact on Round Top.

There may be challenges to the title of the Round Top Project or any other mineral properties that we may acquire.

We expect that any additional properties to be acquired by Round Top or by us will be by unpatented claims or by lease from those owning the property. The lease of the Round Top Project property was issued by the State of Texas. The validity of title to many types of natural resource property depends upon numerous circumstances and factual matters (many of which are not discoverable of record or by other readily available means) and is subject to many uncertainties of existing law and its application. We cannot assure you that the validity of Round Top’s titles to its properties or our title to properties we may purchase in the future will be upheld or that third parties will not otherwise invalidate those rights. In the event the validity of Round Top’s or our titles with respect to any future properties are not upheld, such an event would have a material adverse effect on Round Top and us.

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

Risks Associated with our investment in Round Top

We have relied on an exclusion from the definition of “investment company” in order to avoid being subject to the Investment Company Act of 1940, or the 1940 Act. To the extent the nature of our business changes in the future, we may become subject to the requirements of the 1940 Act, which would limit our business operations and require us to spend significant resources in order to comply with such Act.

The 1940 Act defines an “investment company,” among other things, as an issuer that is engaged in the business of investing, reinvesting, owning, holding or trading in securities and owns investment securities having a value exceeding 40 percent of the issuer’s unconsolidated assets, excluding cash items and securities issued by the federal government. However, the 1940 Act excludes from this definition any person substantially all of whose business consists of owning or holding oil, gas or other mineral royalties or leases or fractional interests therein, or certificates of interest or participation relating to such mineral royalties or leases. We believe that we satisfy this mineral company exception to the definition of “investment company.” If our reliance on the mineral company exclusion from the definition of investment company is misplaced, we may have been in violation of the 1940 Act, the consequences of which can be significant. For example, investment companies that fail to register under the 1940 Act are prohibited from conducting business in interstate commerce, which includes selling securities or entering into other contracts in interstate commerce.

If in the future the nature of our business changes such that the mineral company exception to the threshold definition of investment company is not available to us, we will be required to register as an investment company with the SEC. The ramifications of becoming an investment company, both in terms of the restrictions it would have on our Company and the cost of compliance, would be significant. For example, in addition to expenses related to initially registering as an investment company, the 1940 Act also imposes various restrictions with regard to our ability to enter into affiliated transactions, the diversification of our assets and our ability to borrow money. If we became subject to the 1940 Act at some point in the future, our ability to continue pursuing our business plan would be severely limited as it would be significantly more difficult for us to raise additional capital in a manner that would comply with the requirements of the 1940 Act. To the extent we are unable to raise additional capital, we may be forced to discontinue our operations or sell or otherwise dispose of our mineral assets.

Failure to fund cash calls.

USARE, as manager, will issue monthly cash calls pursuant to adopted Budgets. Both parties, as members, will have 10 days after receipt of such a billing to meet the cash call. Failure to meet a cash call results in dilution; provided that successive failures in the same budgetary period can result in accelerated dilution or a default loan at a default interest rate. If we become a Delinquent Member and fail to contribute all or any portion of any additional capital contribution that we are required to contribute, then USARE may elect to contribute the Default Amount to Round Top, or not to contribute the Default Amount to Round Top and, in both cases, our membership interest will be recalculated. If the default by us is the second or any subsequent default during the period of any adopted Budget, USARE may elect to contribute the Default Amount to Round Top on behalf of us and to reduce our ownership interest by an amount (expressed as a percentage) equal to: (i) 150%; multiplied by the Default Amount; divided by (ii) the aggregate contributed capital of all members (determined after taking into account the contribution of the Default Amount on behalf of us). The interest of USARE will be increased by the reduction in the interest of us. Accordingly, in the event that the Company is unable to fund monthly cash calls pursuant to the adopted Budget, the Company’s percentage membership interest will be diluted. In accordance with the current Budget, the Company believes it has sufficient capital to fund its cash calls during the current fiscal year. Thereafter, at some point in the future, the Company will be required to raise additional capital to fund its cash call obligation or risk being diluted.

Involuntary resignation as a result of dilution.

If the Company’s ownership interest is reduced through dilution to less than 5%, we will be deemed to have resigned from Round Top and will relinquish our ownership interest to Round Top, in exchange for the right to receive 5% of net proceeds, if any, from the sale of products by Round Top.

Certain matters that require unanimous management committee approval will not be applicable if the Company’s membership interest falls below 15% in Round Top.

Meetings will be held every three months unless otherwise agreed. For matters before the management committee that require a vote, voting is by simple majority except for certain “major decisions” that require a unanimous vote. So long as the Company maintains a 15% or greater ownership interest, the nine decisions identified in the bullet points below require unanimous approval. If the Company’s ownership interest falls below 15%, the number of unanimous decisions is reduced to five (being the first five bullet points below). If the Company is acquired by a REE mining company or sells its ownership interest to a REE mining company, in each case who elects a majority of the Company’s board, this unanimous approval requirement can be suspended by USARE, at its option. The major decisions requiring unanimous approval, as set forth above, are:

●	approval of an amendment to any Budget that causes the Budget to increase by 15% or more, except for emergencies;

●	other than purchase money security interests or other security interests in Round Top equipment to finance the acquisition or lease of Round Top equipment used in operations, the consummation of a project financing or the incurrence by Round Top of any indebtedness for borrowed money that requires the guarantee by any member of any obligations of Round Top;

●	substitution of a member under certain circumstances and dissolution of Round Top;

●	the issuance of an ownership interest or other equity interest in Round Top, or the admission of any person as a new member of Round Top, other than in connection with the exercise of a right of first offer by a member;

●	the redemption of all or any portion of an ownership interest, except for limited circumstances provided for in the Operating Agreement;

●	a decision to grant authorization for Round Top to file a petition for relief under any chapter of the United States Bankruptcy Code, to consent to such relief in any involuntary petition filed against Round Top by any third party, or to admit in writing any insolvency of Round Top or inability to pay its debts as they become due, or to consent to any receivership of Round Top;

●	acquisition or disposition of significant mineral rights, other real property or water rights outside of the area of interest as set forth in the Operating Agreement or outside of the ordinary course of business;

●	the merger of Round Top into or with any other entity; and

●	the sale of all or substantially all of Round Top’s assets.

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

As of November 19, 2021, we have 71,975,96 shares of Common Stock issued and outstanding, and 1,511,500 shares of our Common Stock underlying common stock equivalents at exercise prices between $0.10 and $0.60 per share, expiring through August 2026.

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

We may issue shares of preferred stock.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of blank check preferred stock at $0.001 par value with designations, rights and preferences determined from time to time by the board of directors. There are currently no shares of preferred stock issued and outstanding. Our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Executive and Field Offices. Our headquarters are located at 539 El Paso Street, Sierra Blanca, Texas 79851. Our accounting functions are conducted by personnel in Galveston, Texas and Denver, Colorado, all under the supervision of our chief executive officer.

Overview of the Round Top Project. We are currently in the exploration stage and have not established that the Round Top Project contains proven mineral reserves or probable mineral reserves as defined under Item 1300 of Regulation S-K.

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

In March 2013, we purchased the surface lease at the Round Top Project, known as the West Lease, from the Foundation for $500,000 and 1,063,830 shares of our Common Stock valued at $500,000. We also agreed to support the Foundation through an annual payment of $45,000 for ten years to support conservation efforts within the Rio Grande Basin and in particular engaging in stewardship of Lake Amistad, a large and well-known fishing lake near Del Rio, Texas. The West Lease comprises approximately 54,990 acres. Most importantly, the purchase of the surface lease gave us unrestricted surface access for the potential development and mining of the Round Top Project.

Round Top Location Map

Acquisition and Ownership

August 2010 Lease

In September 2011, we entered into a new mining lease with the GLO covering Sections 7 and 18 of Township 7, Block 71 and Section 12 of Block 72, covering approximately 860 acres at Round Top Mountain in Hudspeth County, Texas. The mining lease issued by the GLO gives us the right to explore, produce, develop, mine, extract, mill, remove, and market uranium, rare earth elements, all other base and precious metals, industrial minerals and construction materials and all other minerals excluding oil, gas, coal, lignite, sulfur, salt, and potash. The term of the lease is nineteen years from execution date of lease so long as minerals are produced in paying quantities.

Under the lease, Round Top will pay the State of Texas a lease bonus of $142,518; $44,718 of which we previously paid upon the execution of the lease, and $97,800 which will be due when we submit a supplemental plan of operations to conduct mining. Upon the sale of minerals removed from the Round Top Project, Round Top will pay the State of Texas a $500,000 minimum advance royalty.

Thereafter, Round Top will pay the State of Texas a production royalty equal to eight percent of the market value of uranium and other fissionable materials removed and sold from Round Top and six and one quarter percent of the market value of all other minerals removed and sold from the Round Top Project.

If paying quantities have not been obtained, Round Top may pay additional delay rental fees to extend the term of the lease for successive one (1) year periods pursuant to the following schedule:

	Per Acre	Total
	Amount	Amount
September 2, 2015 – 2019	$75	$67,077
September 2, 2020 – 2024	$150	$134,155
September 2, 2025 – 2029	$200	$178,873

In August 2021, Round Top paid the State of Texas a delay rental to extend the term of the lease in an amount equal to $134,155.

November 2011 Lease

In November 2011, we entered into a mining lease with the State of Texas covering approximately 90 acres contiguous with and extending the August 2010 Lease. Under the lease, we paid the State of Texas a lease bonus of $20,700 which was paid upon the execution of the lease. Upon the sale of minerals removed from the Round Top Project, Round Top will pay the State of Texas a $50,000 minimum advance royalty. Thereafter, Round Top will pay the State of Texas a production royalty equal to eight percent of the market value of uranium and other fissionable materials removed and sold from the Round Top Project and six and one quarter percent of the market value of all other minerals sold from the Round Top Project. The term of the lease is nineteen years from execution date of lease so long as minerals are produced in paying quantities.

If paying quantities have not been obtained, Round Top may pay additional delay rental fees to extend the term of the lease for successive one (1) year periods pursuant to the following schedule:

	Per Acre	Total
	Amount	Amount
November 1, 2015 – 2019	$75	$6,750
November 1, 2020 – 2024	$150	$13,500
November 1, 2025 – 2029	$200	$18,000

In August 2021, Round Top paid the State of Texas a delay rental to extend the term of the lease in an amount equal to $13,500.

March 2013 Lease

In March 2013, we purchased the surface lease at the Round Top Project, known as the West Ranch, from the Foundation for $500,000 cash and 1,063,830 shares of our Common Stock valued at $500,000. We also agreed to support the Foundation through an annual payment of $45,000 for ten years to support conservation efforts within the Rio Grande Basin and in particular engaging in stewardship of Lake Amistad, a large and well-known fishing lake near Del Rio, Texas. The West Lease comprises approximately 54,990 acres. The purchase of the surface lease provided unrestricted surface access for the potential development and mining of the Round Top Project.

October 2014 Surface Option and Water Lease

In October 2014, we announced that we had executed agreements with the GLO securing the option to purchase the surface rights covering the potential Round Top Project mine and plant areas and, separately, a lease to develop the water necessary for the potential Round Top Project mine operations. The option to purchase the surface rights covers approximately 5,670 acres over the mining lease and the additional acreage adequate to site all potential heap leaching and processing operations as currently anticipated by the Company. Round Top may exercise the option for all or part of the option acreage at any time during the sixteen year primary term of the mineral lease. The option can be kept current by an annual payment of $10,000. The purchase price will be the appraised value of the surface at the time of exercising the option.

The ground water lease secures the right to develop the ground water within a 13,120 acre lease area located approximately 4 miles from the Round Top deposit. The lease area contains five existing water wells. It is anticipated, but cannot be assured, that all potential water needs for the Round Top Project will be satisfied by the existing wells covered by this water lease. This lease has an annual minimum production payment of $5,000 prior to production of water for the operation. After initiation of production Round Top will pay $0.95 per thousand gallons or $20,000 annually, whichever is greater. This lease remains effective as long as the mineral lease is in effect.

March 2021 Purchased the South ½ of Section 45, Block 71, Township 6, T&P RR Survey

This ½ Section comprising 320 acres more or less was purchased for a price of $400 per acre, or a total of approximately $128,000. This tract was purchased for siting the demonstration plant when it is relocated from its present location at Wheatridge Colo. This tract is contiguous with the Surface Option area.

May 2021 Easements

On May 7, 2021, we purchased a road, water line and power line easement extending slightly over a mile from the western boundary of the Water lease to the southeastern corner of the Section 45 tract. These easements complete the arrangements for the main access road from State Highway 111, across the Water Lease and into the Surface Option area.

Existing Infrastructure

The Round Top Project rare earth prospect was initially developed in the late 1980s. As a result, several pieces of equipment were present at the property when we acquired the lease, some of which we have repaired as described below. The previous operators had also built out several roads at the prospect site, which we believe are suitable for our current exploration plans.

There exists on the Round Top site a 1,115 foot, 10 foot by 10 foot decline from the surface into the Round Top prospect. There are steel sets every five feet, in some cases less, and the entire working is lagged with timber. There are “escape holes” at intervals to allow personnel to avoid equipment. The escape holes are all believed to be in good operating condition. There is also a 36 foot steel ventilation line in place that runs for approximately 75 feet into the prospect. There is a 125 hp axial plane ventilation fan in place. We have leveled the fan and rehabilitated the control panel, and have operated this ventilation system during the evaluation of the historic Cabot-Cyprus work. Round Top intends to install a “soft start” motor starter switch for the vent fan in the future in order to be able to use a 100kw generator.

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

Water for the project may be obtained from a well field approximately 3 miles east of the mine site. In October 2014, we executed a lease with the GLO to develop the water necessary for the potential Round Top Project mine operations. The ground water lease secures the right to develop the ground water within a 13,120 acre lease area located approximately 4 miles from the Round Top deposit. The lease area contains five existing water wells. It is anticipated, but not assured, that all potential water needs for the Round Top Project mine operations would be satisfied by the existing wells covered by this water lease.

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

Locally the project area is characterized by five Tertiary microgranite bodies that intruded Cretaceous sedimentary rocks. The microgranites occur as laccoliths, mushroom-shaped bodies emplaced at relatively shallow depths. At the current erosional levels, laccoliths form resistant peaks with relief up to 2,000 feet. The microgranites, which are called rhyolites in the literature, are enriched with various metals which may or may not be economical to recover. The rare earth elements are located within the intrusive rhyolite body.

Tertiary diorite which predates the microgranites are intruded in the cretaceous section. The diorites occur as sills, five to 100 feet thick and less frequently as dikes and plugs. Sedimentary rocks exposed in the area are middle to upper Cretaceous limestone shales and sandstones. The limestone, where it is in contact with the microgranites, is the host for mineralization.

The Round Top Project was initially developed in the late 1980’s. During the course of this exploration, approximately 200 drill holes penetrated varying thicknesses of the rhyolite volcanic rock that makes up the mass of Round Top Mountain.

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

Project Exploration History

The Round Top rare earths were initially drilled in 1984 and 1985, during which time the ore body known as the “West End Ore Zone” was discovered by Cabot Corporation. In subsequent years, Cyprus Minerals Corporation took over the exploration activities. Cyprus drilled additional exploration holes and also put an adit into the ore zone where 1,115 feet of underground workings were driven. Cyprus developed the underground workings in order to obtain bulk samples for pilot plant testing. Cyprus ultimately put the project on hold. Cyprus eventually allowed the lease with the State of Texas to lapse.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended August 31, 2021, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).

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

Fiscal Year 2021	High	Low
Quarter ended August 31, 2021	$2.33	$1.45
Quarter ended May 31, 2021	$4.35	$2.00
Quarter ended February 28, 2021	$4.70	$1.35
Quarter ended November 30, 2020	$1.70	$1.20

Fiscal Year 2020	High	Low
Quarter ended August 31, 2020	$2.55	$1.23
Quarter ended May 31, 2020	$1.92	$0.45
Quarter ended February 28, 2020	$1.48	$0.27
Quarter ended November 30, 2019	$0.42	$0.24

The last bid price of our Common Stock on November 19, 2021 was $1.85 per share.

Holders

The approximate number of holders of record of our Common Stock as of November 19, 2021 was 546.

Dividends

We have not paid any cash dividends on our equity securities and our Board has no present intention of declaring any cash dividends. We are not prohibited from paying any dividends pursuant to any agreement or contract.

Securities Authorized for Issuance under Equity Compensation Plans

We have adopted a stock option plan, approved by our shareholders. As of August 31, 2021, a total of 9,000,000 shares of our Common Stock have been reserved for issuances under our plan, with 5,765,000 shares being reserved for future issuance.

The following table sets forth certain information as of August 31, 2021 concerning our Common Stock that may be issued upon the exercise of options or warrants or pursuant to purchases of stock under the Amended 2008 Plan:

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options	(b) Weighted- Average Exercise Price of Outstanding Options	(c) Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	990,000	$0.39	5,765,000
Nonplan equity compensation	487,500	$0.43	—
Total	1,477,500	$0.40	5,765,000

Recent Sales of Unregistered Securities During Fiscal 2021

Except as set forth below, all unregistered sales of equity securities during the period covered by the Annual Report were previously disclosed in our current reports on Form 8-K or quarterly reports on Form 10-Q.

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (C)
June 2021	Common Stock	30,037(A)	Directors	$Nil	Services	Sec. 4(a)(2)
June 2021	Common Stock Options	43,500(B)	Consultant	$Nil	Services	Sec. 4(a)(2)

(A)	Common Stock issued for Board of Director’s services.
(B)	Common Stock Options issued pursuant to a consulting agreement for professional services.
(C)	With respect to sales designated by “Sec. 4(a)(2),” these shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act as privately negotiated, isolated, non-recurring transactions not involving any public offer or solicitation. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

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

Overview

We are a mining company engaged in the business of the acquisition, exploration and development of mineral properties. We currently own a 20% membership interest in Round Top, which entity holds two mineral property leases with the GLO to explore and develop a 950-acre rare earths project located in Hudspeth County, Texas, known as the Round Top Project. The leases, originally signed with primary terms of approximately 19 and 18 years, each currently have remaining terms of approximately nine years and provisions for automatic renewal if Round Top is in production. Round Top also holds prospecting permits covering 9,345 acres adjacent to the Round Top Project. The strategy with Round Top is to develop a metallurgical process to concentrate or otherwise extract the metals from the Round Top Project’s rhyolite, conduct additional engineering, design, geotechnical work, and permitting necessary for a bankable feasibility study and then to extract mineral resources from the Round Top Project. The Round Top Project has not established as of the date hereof that any of the properties contain any probable mineral reserves or proven mineral reserves under Item 1300 of Regulation S-K.

Rare earth elements are a group of chemically similar elements that usually are found together in nature – they are referred to as the “lanthanide series.” These individual elements have a variety of characteristics that are critical in a wide range of technologies, products, and applications and are critical inputs in existing and emerging applications. Without these elements, multiple high-tech technologies would not be possible. These technologies include:

●	cell phones,

●	computer and television screens,

●	battery operated vehicles,

●	clean energy technologies, such as hybrid and electric vehicles and wind power turbines,

●	fiber optics, lasers and hard disk drives,

●	numerous defense applications, such as guidance and control systems and global positioning systems,

●	advanced water treatment technology for use in industrial, military and

●	outdoor recreation applications

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

History of the Round Top Project

In March 2013, we purchased the 54,990 acre surface lease covering the Round Top Project, known as the West Lease, from the Southwest Wildlife and Range Foundation (“Foundation”) for $500,000 and the issuance of 1,063,830 shares of our Common Stock. We also agreed to support the Foundation through an annual payment of $45,000 for ten years to support conservation efforts within the Rio Grande Basin and in particular engaging in stewardship of Lake Amistad, a large and well-known fishing lake near Del Rio, Texas. The West Lease provides exclusive surface access to the area for the potential development and mining of the Round Top Project.

In October 2014, we executed agreements with the GLO securing the option to purchase the surface rights covering the Round Top Project mine and plant areas and, separately, a lease to develop the water necessary for the potential Round Top Project mine operations. The option to purchase the surface rights covers approximately 5,670 acres over the mining lease and the additional acreage adequate to site all potential heap leaching and processing operations as currently anticipated by the Company. The option may be exercised for all or part of the option acreage at any time during the primary term of the mineral lease as defined above. The “primary term” of the GLO mineral leases and the option is through August 2030. The option can be kept current by an annual payment of $10,000. The purchase price will be the appraised value of the surface at the time of exercising the option. The ground water lease secures the right to develop the ground water within a 13,120-acre lease area located approximately 4 miles from the Round Top Project. The lease area contains five existing water wells. It is anticipated that all potential water needs for the Round Top Project mine operations will be satisfied by the existing wells covered by this water lease. This lease has an annual minimum production payment of $5,000 prior to production of water for the operation. After initiation of production payments of $0.95 per thousand gallons or $20,000 annually, whichever is greater, is required. This lease remains effective as long as the mineral lease is in effect.

In March 2015, we conducted a trial mining test during which we mined 500 tonnes of rhyolite, transported and crushed the ore to 80% passing an approximate one-inch screen. This rock is now stockpiled and is expected to be used in the contemplated pilot plant development.

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

During 2017, TMRC in association with Penn State University, REE Tech and Inventure Renewables of Tuscaloosa, Alabama, jointly applied for a Department of Energy grant to evaluate the economic potential of rare earth elements associated with Appalachian coal deposits. Our group was awarded the first phase of this grant in October 2017. Work in progress consists of our identification of a resource, developing the physical metallurgy to concentrate the minerals (Penn State) and developing the CIX/CIC process to separate the individual rare earth elements and to separate and refine various other elements including iron and aluminum. In August 2019, we published a PEA prepared in accordance with Canadian NI 43-101 specifications. The PEA calls for a 20,000 tonnes per day heap leach operation producing three basic revenue streams: (i) a REE stream, (ii) a tech metal stream that includes lithium and uranium, and (iii) a variety of industrial and fertilizer sulfate products.

As a part of our ongoing operations, we will occasionally investigate new mining opportunities. We may also incur expenses associated with our investigations. These costs are expensed as incurred until such time when we have agreements in place to purchase such mining rights.

Investment Company Act Exclusion

Section 3(a)(9) of the 1940 Act provides that a company “substantially all of whose business consists of owning or holding oil, gas, or other mineral royalties or leases, or fractional interests therein, or certificates of interest or participation in or investment contracts relative to such royalties, leases, or fractional interests” is not an investment company within the meaning of the 1940 Act. The Company has determined that this exemption applies to it giving consideration to the following four factors:

●	the exempted activity (ownership of our certificate of interest in the underlying mineral leases) constitutes “substantially all” of our business;

●	we own, and do not trade, in the certificate of interest in the mineral leases or the underlying mineral leases;

●	mineral leases qualify as an eligible asset for purposes of the exception; and

●	a membership interest in a limited liability company constitutes a “certificate of interest or participation in” or an “investment contract relative to” the eligible assets.

The Company intends to continue to conduct its business operations in order to continue to be excluded from the definition of an “investment company” under the 1940 Act.

Liquidity and Capital Resources

At August 31, 2021, our accumulated deficit was approximately $36,848,000 and our cash position was approximately $5,107,000. We had a working capital surplus of approximately $4,978,000. Round Top has not commenced commercial production on the Round Top Project. We have no revenues from operations and anticipate we will have no operating revenues until we place one or more of our properties into production. All properties are in the exploration stage.

During the fiscal year ending August 31, 2021, we expended approximately $220,000 in certain metallurgical activities. Currently all expenditures for metallurgical activities are funded by Round Top, being USARE and us.

During the current fiscal year, Round Top is expected to fund the expenditure of approximately $20 million to optimize the leaching and developing of the CIX/CIC processing of the Round Top Project. Initial process design work will be carried out at USARE’s facility in Wheat Ridge, Colorado. Pending completion of the initial process development, this facility will either be relocated to or replicated at the Round Top Project where a pilot plant is expected to be established. This work will consist of mining and crushing approximately 40,000 tonnes of rhyolite and setting up and equipping a facility to conduct pilot plant scale heap leaching. It is estimated that the Round Top Project will require additional time and further expenditure to complete a bankable feasibility study. We plan to fund up to approximately $3.5 million of the expected expenditures by Round Top during our current fiscal year.

We have sufficient cash on hand to fund our portion of the Round Top Budget during our current fiscal year. Thereafter, we will need to raise additional funding to implement our business strategy and to continue to fund our portion of the Round Top Budget, the failure of which could cause us to curtail or cease our operations. The most likely source of future financing presently available to us is through the sale of our securities. Any sale of our shares of Common Stock will result in dilution of equity ownership to existing stockholders. This means that if we sell shares of Common Stock, more shares will be outstanding and each existing stockholder will own a smaller percentage of the shares then outstanding. Alternatively, we may rely on debt financing and assume debt obligations that require us to make substantial interest and capital payments. Also, we may issue or grant warrants or options in the future pursuant to which additional shares of Common Stock may be issued. Exercise of such warrants or options will result in dilution of equity ownership to our existing stockholders.

Results of Operations

Fiscal Years ended August 31, 2021 and 2020

Grant Income

Grants received from government and other agencies in advance of a specific project’s expenses are deferred and recognized as other income in the statements of operations in the period they are earned and the related project costs are incurred. For the years ended August 31, 2021 and 2020, we recognized $712,000 and $0, respectively, of grant income which is presented in other income net of grant related expenses totaling approximately $438,000 and $0, respectively.

Revenue

During the fiscal year ended August 31, 2021 and 2020, we had no revenues. For the fiscal year ended August 31, 2021, our net income was approximately $2,044,000. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $36,848,000 as of August 31, 2021.

Operating expenses and resulting losses from operations.

We incurred exploration costs for the fiscal years ended August 31, 2021 and 2020, in the amount of approximately $220,000 and $18,000, respectively. Expenditures during fiscal year 2021 and 2020 were primarily for our mining leases and metallurgical testing. Currently expenditures for most metallurgical activities are funded by our joint venture partner, USARE.

Our general and administrative expenses for the fiscal year ended August 31, 2021 were approximately $1,343,000 of which approximately $880,000 were stock compensation for services. The remaining expenditures were primarily for payroll, professional fees and other general administrative expenses necessary for our operations.

Our general and administrative expenses for the fiscal year ended August 31, 2020 were approximately $1,056,000 of which approximately $157,000 were stock compensation for services. The remaining expenditures were primarily for payroll, professional fees and other general administrative expenses necessary for our operations.

We had losses from operations for the fiscal years ended August 31, 2021 and 2020 totaling approximately $1,563,000 and $1,074,000, respectively, and net income for the fiscal year ended August 31, 2021 totaling approximately $2,044,000 and a net loss for the fiscal year ended August 31, 2020 totaling approximately $1,141,000. We earned interest from our cash balances of approximately $6,000 for both of the years ended August 31, 2021 and 2020. We had interest expense for the fiscal year ended August 31, 2020 of approximately $7,000, primarily for interest on credit cards.

In May 2021, USARE met its obligations under the Option Agreement and acquired a 70% interest in Round Top. In addition, USARE exercised its option to acquire an additional 10% interest in Round Top for $3 million. In connection with this transaction, the Company received total consideration of approximately $3,728,000, consisting of the $3 million upon exercise of the option and approximately $728,000 in previous advances from USARE, and derecognized 80% of the carrying amount of mineral properties, or approximately $402,000. The resulting gain on sale of interest in mineral properties in the amount of approximately $3,327,000 is included as its own line item in other income (expense).

Off-Balance Sheet Arrangements

For the fiscal years ended August 31, 2021 and 2020, we have off-balance sheet arrangements for annual payments in relation to the mineral leases as disclosed in Note 5 of the notes to financial statements.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position, or cash flow.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are fairly presented in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Management believes that the following critical accounting estimates and judgments have a significant impact on our financial statements; Valuation of options granted to directors and officers using the Black-Scholes model, and fair value of mineral properties. The accounting policies are described in greater detail in Note 2 to our audited financial statements for the fiscal year ended August 31, 2021.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Texas Mineral Resources Corp.

Sierra Blanca, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Texas Mineral Resources Corp. (the Company) as of August 31, 2021 and 2020, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the years in the two-year period ended August 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) represented especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/S/ HAM, LANGSTON & BREZINA, L.L.P.

We have served as the Company’s auditor since 2019.

Houston, Texas

November___ , 2021

Texas Mineral Resources Corp.

CONSOLIDATED BALANCE SHEETS

August 31, 2021 and 2020

	2021	2020
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,106,653	$2,746,451
Prepaid expenses and other current assets	73,029	183,199

Total current assets	5,179,682	2,929,650

Property and equipment, net	30,834	—
Mineral properties, net	181,755	354,234
Deposit	12,620	7,500

TOTAL ASSETS	$5,404,891	$3,291,384

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$191,394	$502,427
Advances from related party	10,000	591,401

Total current liabilities	201,394	1,093,828

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01; 100,000,000 shares authorized, 71,934,065 and 71,323,278 shares issued and outstanding as of August 31, 2021 and 2020, respectively	719,341	713,233
Additional paid-in capital	41,332,478	40,376,847
Accumulated deficit	(36,848,322)	(38,892,524)

Total shareholders’ equity	5,203,497	2,197,556

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,404,891	$3,291,384

 The accompanying notes are an integral part of these consolidated financial statements.

Texas Mineral Resources Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended August 31, 2021 and 2020

	2021	2020
OPERATING EXPENSES
Exploration costs	$220,051	$18,181
General and administrative	1,342,805	1,055,881

Total operating expenses	1,562,856	1,074,062

LOSS FROM OPERATIONS	(1,562,856)	(1,074,062)

OTHER INCOME (EXPENSE)
Loss on settlement of accrued liabilities	—	(66,335)
Gain on sale of assets	3,326,899	—
Grant income, net of related expenses	274,072	—
Interest and other income	6,088	6,582
Interest and other expense	—	(7,014)

Total other income (expense)	3,607,059	(66,767)

NET INCOME (LOSS)	$2,044,202	$(1,140,829)

Net income (loss) per common share
Basic	$0.03	$(0.02)

Diluted	$0.03	$(0.02)

Weighted average shares outstanding
Basic	71,651,114	61,201,735

Diluted	72,862,214	61,201,735

The accompanying notes are an integral part of these consolidated financial statements.

Texas Mineral Resources Corp.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended August 31, 2021 and 2020

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,044,202	$(1,140,829)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	4,072	—
Stock based compensation	880,439	232,386
Loss on settlement of accrued liabilities	—	66,335
Gain on sale of mineral properties	(3,326,899)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	110,170	(186,249)
Accounts payable and accrued liabilities	(311,033)	(570,643)

Net cash used in operating activities	(599,049)	(1,599,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for deposits	(5,120)	—
Purchases of property and equipment	(34,906)	—
Purchases of mineral properties	(229,849)	—
Proceeds from sale of interest in mineral properties	3,000,000	—

Net cash provided by investing activities	2,730,125	—

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on note payable	—	(123,542)
Advances from related party	147,826	400,947
Proceeds from sale of common stock, net	—	280,000
Payment from exercise of common stock options and warrants	81,300	1,963,500

Net cash provided by financing activities	229,126	2,520,905

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,360,202	921,905

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,746,451	1,824,546

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,106,653	$2,746,451

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid for interest expense	$—	$—

Cash paid for income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued as payment of accrued expenses	$92,500	$45,000

Advances from related parties applied to consideration in sale of interest in mineral properties	$729,227	$—

 The accompanying notes are an integral part of these consolidated financial statements.

Texas Mineral Resources Corp.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

For the Years Ended August 31, 2021 and 2020

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at August 31, 2019	—	$—	56,204,994	$562,050	$37,940,809	$(37,751,695)	$751,164

Common stock issued for services	—	—	101,015	1,010	156,579	—	157,529
Common stock issued for cash	—	—	800,000	8,000	272,000	—	280,000
Common stock issued to settle accrued compensation	—	—	130,892	1,309	110,026	—	111,335
Options issued for services	—	—	—	—	74,857	—	74,857
Common stock issued upon exercise of options and warrants	—	—	5,620,000	56,200	1,907,300	—	1,963,500
Common stock issued upon cashless exercise of options and warrants	—	—	8,466,377	84,664	(84,664)	—	—
Net loss	—	—	—	—	—	(1,140,829)	(1,140,829)

Balance at August 31, 2020	—	—	71,323,278	713,233	40,376,847	(38,892,524)	2,197,556

Stock based compensation	—	—	83,345	834	787,105	—	787,939
Common stock issued as payment of accrued director’s fees	—	—	61,936	619	91,881	—	92,500
Common stock issued upon exercise of options and warrants	—	—	296,000	2,960	78,340	—	81,300
Common stock issued upon cashless exercise of options and warrants	—	—	169,506	1,695	(1,695)	—	—
Net loss	—	—	—	—	—	2,044,202	2,044,202

Balance at August 31, 2021	—	$—	71,934,065	$719,341	$41,332,478	$(36,848,322)	$5,203,497

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2021 AND 2020

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

We are a mining company engaged in the business of the acquisition, exploration and development of mineral properties. We currently own a 20% membership interest in Round Top Mountain Development Company, LLC (“Round Top”), a Delaware limited liability Company, which entity holds two mineral property leases with the GLO to explore and develop a 950-acre rare earths project located in Hudspeth County, Texas, known as the Round Top Project. The leases, originally signed with primary terms of approximately 19 and 18 years, each currently have remaining terms of approximately nine years and provisions for automatic renewal if Round Top is in production. Round Top also holds prospecting permits covering 9,345 acres adjacent to the Round Top Project. The strategy with Round Top is to develop a metallurgical process to concentrate or otherwise extract the metals from the Round Top Project’s rhyolite, conduct additional engineering, design, geotechnical work, and permitting necessary for a bankable feasibility study and then to extract mineral resources from the Round Top Project. The Round Top Project has not established as of the date hereof that any of the properties contain any probable mineral reserves or proven mineral reserves under Item 1300 of Regulation S-K (“Item 1300”).

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Exploration-Stage Company

Since January 1, 2009, the Company has been classified as an “exploration stage” company for purposes of Item 1300 of the U.S. Securities and Exchange Commission (“SEC”). Under Item 1300, companies engaged in significant mining operations are classified into three categories, referred to as “stages” - exploration, development, and production. Exploration stage includes all companies that do not have established reserves in accordance with Item 1300. Such companies are deemed to be “in the search for mineral deposits.” Notwithstanding the nature and extent of development-type or production-type activities that have been undertaken or completed, a company cannot be classified as a development or production stage company unless it has established reserves in accordance with Item 1300.

Basis of Presentation

The Company’s financial records are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of Texas Mineral Resources Corp and its proportionate interest in the assets, liabilities, and operations of Round Top. All significant intercompany balances and transactions have been eliminated.

COVID-19 Risks and Uncertainties

In March 2020, the World Health Organization declared the novel strain of coronavirus, COVID-19, a global pandemic and recommended containment and mitigation measures worldwide. Although COVID-19 has not had a significant impact on the Company’s operating results in fiscal years 2021 and 2020, management continues to monitor its impact. The Company is unable to predict the future impact that COVID-19 will have on its future financial position and operating results due to numerous uncertainties, including the duration and severity of the outbreak.

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

TEXAS MINERAL RESOURCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2021 AND 2020

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

TEXAS MINERAL RESOURCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2021 AND 2020

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

The Company recognizes and measures a tax benefit from uncertain tax positions when it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company adjusts these liabilities when its judgement changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate or future recognition of an unrecognized tax benefit. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. The Company recognizes interest and penalties related to unrecognized tax positions within the income tax expense line in the statements of operations. Management believes the Company has no uncertain tax positions at August 31, 2021 and 2020.

Basic and Diluted Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share on the face of the Statements of Operations. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period, including stock options and warrants using the treasury method. Dilutive income (loss) per share excludes all potential common shares if their effect is anti-dilutive.

The following table sets forth the computation of basic and dilutive weighted average shares for the years ended August 31, 2021 and 2020:

	2021	2020
Weighted average basic shares	71,651,114	61,201,735
Dilutive securities:
Stock options and warrants	1,211,100	—

Weighted average dilutive shares	72,862,214	61,201,735

At August 31, 2020, options and warrants to purchase 5,081,538 shares of common stock were outstanding but not included in the computation of dilutive earnings per share, because these options and warrants were antidilutive.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

TEXAS MINERAL RESOURCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2021 AND 2020

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

The Company’s financial instruments consist principally of cash and accounts payable and accrued liabilities. The carrying amounts of such financial instruments in the accompanying financial statements approximate their fair values due to their relatively short-term nature. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, modifies and adds disclosure requirements for fair value measurements. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company adopted this ASU effective September 1, 2020 and it did not have a significant impact on its financial statements and related disclosures.

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

TEXAS MINERAL RESOURCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2021 AND 2020

NOTE 3 – JOINT VENTURE ARRANGEMENTS (CONTINUED)

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

In connection with USARE meeting its obligations to acquire a 70% interest in Round Top and exercising its right to an additional 10% interest, the Company received total consideration of approximately $3,728,000, consisting of the $3 million upon exercise of the option and approximately $728,000 in previous advances to the Company by USARE, and derecognized 80% of the carrying amount of mineral properties, or approximately $402,000. The resulting gain on sale of interest in mineral properties in the amount of approximately $3,326,000 is included as its own line item in other income (expense).

Upon entry into the Contribution Agreement, the Company assigned the following contracts and assets to Round Top in exchange for its 20% membership interest in Round Top:

●	the assignment and assumption agreement with respect to the mineral leases from the Company to Round Top;

●	the assignment and assumption agreement with respect to the surface lease from the Company to Round Top;

●	the assignment and assumption agreement with respect to the surface purchase option from the Company to Round Top;

●	the assignment and assumption agreement with respect to the water lease from the Company to Round Top; and

●	the bill of sale and assignment agreement of existing data with respect to Round Top owned by the Company.

and USARE assigned the following assets to Round Top (or the Company, as applicable) for its 80% membership interest in Round Top:

●	cash to Round Top to continue to fund Round Top operations in the amount of approximately $3,761,750 comprising the balance of the $10 million required expenditure to earn a 70% interest in Round Top;

●	cash in the amount of $3 million to the Company upon exercise of the USARE option to acquire from the Company an additional 10% interest in Round Top, resulting in the aggregate ownership interest of 80% in Round Top;

●	bill of sale and assignment agreement of the Pilot Plant to Round Top;

●	the assignment and assumption regarding relevant contracts and permits with respect to Round Top; and

●	bill of sale and assignment agreement of existing data and intellectual property owned by USARE to Round Top.

The Company accounts for its interest in Round Top using the proportionate consolidation method, which is an exception available to entities in the extractive industries, thereby recognizing its pro-rate share of the assets, liabilities, and operations of Round Top in the appropriate classifications in the financial statements. Subsequent to the sale of an undivided 80% interest in Round Top, there was no significant activity in Round Top requiring recognition in the financial statements.

TEXAS MINERAL RESOURCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2021 AND 2020

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of office furniture, equipment and vehicles. Property and equipment are depreciated using the straight-line method over their estimated useful life of 3-20 years. Following is an analysis of property and equipment at August 31, 2021 and 2020:

	2021	2020
Furniture and office equipment	$75,606	$75,606
Vehicles	124,092	89,185
Computers and software	48,711	48,711
Field equipment	71,396	71,396

Total cost basis	319,805	284,898
Less: accumulated depreciation	(288,970)	(284,898)

Property and equipment, net	$30,834	$—

Depreciation expense for the years ending August 31, 2021 and 2020 was $4,072 and $-0-, respectively.

NOTE 5 – MINERAL PROPERTIES

August 2010 Lease

On August 17, 2010, the Company executed a new mining lease with the Texas General Land Office covering Sections 7 and 18 of Township 7, Block 71 and Section 12 of Block 72, covering approximately 860 acres at Round Top Mountain in Hudspeth County, Texas. The mining lease issued by the Texas General Land Office gives the Company the right to explore, produce, develop, mine, extract, mill, remove, and market rare earth elements, all other base and precious metals, industrial minerals and construction materials and all other minerals excluding oil, gas, coal, lignite, sulfur, salt, and potash. The term of the lease is nineteen years so long as minerals are produced in paying quantities.

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

In August 2021, our joint venture partner paid the State of Texas a delay rental to extend the term of the lease in an amount equal to $134,155.

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

TEXAS MINERAL RESOURCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2021 AND 2020

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

In August 2021, our joint venture partner paid the State of Texas a delay rental to extend the term of the lease in an amount equal to $13,500.

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

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at August 31, 2021 and 2020, consist of the following:

	2021	2020
Accounts payable – trade	$175,328	$113,251
Accrued payroll and related expenses	16,049	382,853
Other	17	6,323
Total accounts payable and accrued liabilities	$191,394	$502,427

TEXAS MINERAL RESOURCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2021 AND 2020

NOTE 7 – NOTES PAYABLE

In relation to the Foundation lease discussed in Note 5, the Company recorded a note payable for an amount for the initial $45,000 due upon signing of the lease and the nine (9) future payments due of $45,000. As of September 1, 2019, the balance of the note payable was $123,542. During the year ended August 31, 2020, the balance of the note payable was paid in-full.

Related Party Advances

On January 12, 2017 the Company entered into loan agreements totaling $10,000 from an officer of the Company. The loans include a stated due date of July 12, 2017, are non-interest accruing, and unsecured. The notes payable balance at September 1, 2019 was $4,000 and the notes were paid in full during the year ended August 31, 2020.

During the years ended August 31, 2021 and 2020, USARE, the Company’s joint venture partner, provided cash advances of $147,826 and $400,947, respectively, to pay certain deferred lease rental costs and amounts due under the Rio Grande Foundation note discussed above. These advances are uncollateralized and are non-interest-bearing. The cumulative balance of advances from USARE on May 17, 2021 totaling $728,227 was applied as consideration for the sale of 80% interest in Round Top as further discussed in Note 3, Joint Venture Arrangements.

As of August 31, 2020, the Company had a $1,000 non-interest-bearing advance from a stockholder.

NOTE 8 – INCOME TAXES

The following table sets forth a reconciliation of the federal income tax benefit to the United States federal statutory rate of 21% for the years ended August 31, 2021 and 2020:

	2021	2020
Income tax (expense) benefit at 21% statutory rate	$(429,282)	$239,574
Stock-based compensation	(184,893)	(72,181)
Non-deductible loss on settlement of accrued compensation	—	(12,548)
Decrease (increase) in valuation allowance	614,175	(154,845)
	$—	$—

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as a deferred tax asset and liability. Significant components of the deferred tax assets are set out below along with a valuation allowance to reduce the net deferred tax asset to zero.

Management has established a valuation allowance because, based on an analysis of the tax benefits underlying deferred tax assets, it is unable to establish that it is more-likely-than-not that a tax benefit will be realized. Significant components of deferred tax asset at August 31, 2021 and 2020 are as follows:

	2021	2020
Net operating loss carryforward	$4,341,024	$3,238,098
Difference in property and equipment basis	474,558	2,191,659
Accrued liabilities	—	—
Less valuation allowance	(4,815,582)	(5,429,757)
Net deferred tax asset	$—	$—

As a result of a change in control effective in April 2007, net operating losses prior to that date may be partially or entirely unavailable under tax law, to offset future income and; accordingly, these net operating losses are excluded from deferred tax assets.

The net operating loss carryforward in the approximate amount of $15,989,000 will begin to expire in 2022. The Company files income tax returns in the United States and in one state jurisdiction. With few exceptions, the Company is no longer subject to United States federal income tax examinations for fiscal years ending before 2011 and no longer subject to state tax examinations for years before 2010.

TEXAS MINERAL RESOURCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2021 AND 2020

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

Following is an analysis of common stock issuances during the years ended August 31, 2021 and 2020:

August 31, 2021

In October 2020, the Company issued 61,936 shares of common stock to Directors as payment for accrued fees totaling $92,500 earned in June through August 2020.

During the year ended August 31, 2021, the Company issued 83,345 shares of common stock valued at $142,500, as payment for directors’ fees. In addition, the Company recognized stock compensation and a corresponding charge to additional paid-in capital in the amount of $47,500 for directors’ fees earned during the quarter ended August 31, 2021. The Company issued the related 41,233 shares of common stock in October 2021.

During the year ended August 31, 2021, the holders of 76,000 common stock warrants and 220,000 common stock options were exercised for total cash consideration of $81,300. The exercise price of the common stock warrants ranged from $0.10 to $0.35 per share and the exercise price of the common stock options ranged from $0.20 to $0.45 per share.

During the year ended August 31, 2021, a total of 200,000 common stock options were exercised on a cashless basis into 169,506 shares of common stock. The common stock options had exercise prices ranging from $0.22 to $0.45.

August 31, 2020

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

TEXAS MINERAL RESOURCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2021 AND 2020

NOTE 9 – SHAREHOLDERS’ EQUITY (CONTINUED)

In January 2020, the Company entered into three separate consulting agreements for total consideration of 699,999 shares of common stock (233,333 per agreement). The common stock underlying the agreements had a total value of $448,000, based on the $0.64 quoted market price of the common stock on the date the consulting agreements were reached. The right to receive the common stock is subject to ratable vesting over a 24-month period and at August 31, 2021, 483,333 shares had vested and 87,501 had been issued. The Company recognized $224,000 and $152,529 of compensation expense under these consulting agreements during the years ended August 31, 2021 and 2020, respectively, and included the expense in general and administrative expenses. The consultants have requested that the Company hold the remaining shares issuable under the consulting agreements in trust to allow the consultants to request their shares as they vest.

Options

The following table sets forth certain information as of August 31, 2021 and 2020 concerning common stock that may be issued upon the exercise of options not covered by the Amended 2008 Plan and pursuant to purchases of stock under the Amended 2008 Plan (All options are fully vested and exercisable at August 31, 2021 and 2020):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Life (In Years)	Intrinsic Value
Outstanding, vested and exercisable at August 31, 2019	5,710,000	$0.28	5.41	$571,000
Options granted	43,500	0.60	—	—
Options exercised	(3,490,000)	0.25	—	—
Options cancelled/forfeited/expired	(500,000)	0.23	—	—

Outstanding, vested and exercisable at August 31, 2020	1,763,500	0.35	3.45	$2,028,025
Options granted	174,000	0.60	—	—
Options exercised	(420,000)	0.28	—	—
Options cancelled/forfeited/expired	(40,000)	0.30	—	—

Outstanding, vested and exercisable at August 31, 2021	1,477,500	$0.40	2.68	$1,523,430

Amended 2008 Stock Option Plan

In September 2008, the Board adopted the 2008 Stock Option Plan (the “2008 Plan”), which was approved by the Company’s shareholders and provided 2,000,000 shares available for grant. In 2011, 2012, and 2016, the Board adopted amendments to the 2008 Plan, approved by the shareholders, that increased the shares available for issuance under the 2008 Plan by a total of 7,000,000 shares (as amended, the “Amended 2008 Plan”). Accordingly, at August 31, 2021 and 2020, 9,000,000 shares were designated for issuance under the 2008 Plan, as amended. At August 31, 2021, a total of 5,765,000 shares of common stock remained available for future grants under the Amended 2008 Plan.

During the year ended August 31, 2021, the Company granted a total of 174,000 stock options, with a fair value of $353,497 on the date of grant, to a consultant. The fair value of the options was determined using the Black-Scholes option-pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.27% (ii) estimated volatility of 205.58% (iii) dividend yield of 0.00% and (iv) expected life of all options of 5 years. The Company recognized the full $353,497 as compensation expense during the year ended August 31, 2021.

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

TEXAS MINERAL RESOURCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2021 AND 2020

NOTE 9 – SHAREHOLDERS’ EQUITY (CONTINUED)

Warrants

Warrant activity for the years ended August 31, 2021 and 2020 was as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Life (In Years)	Intrinsic Value
Outstanding and exercisable at August 31, 2019	16,499,740	$0.36	1.16	$3,501,332
Warrants exercised	(13,181,702)	0.34	—	—

Outstanding and exercisable at August 31, 2020	3,318,038	0.40	0.28	$3,649,842
Warrants granted	10,000	0.10
Warrants exercised	(76,000)	0.33
Warrants cancelled/forfeited/expired	(3,218,038)	0.10	—	—

Outstanding and exercisable at August 31, 2021	34,000	$0.10	1.2	$45,660

In December 2019, the Company extended the expiration date of the Class A and Class B warrants to December 7, 2020. At August 31, 2020, there are issued and outstanding Class A warrants to purchase an aggregate of 1,114,412 shares of Company common stock at an exercise price of $0.35 per share, and Class B warrants to purchase an aggregate of 1,128,626 shares of Company common stock at an exercise price of $0.50 per share. At August 31, 2021 there are no Class A or Class B warrants outstanding.

During the year ended August 31, 2021, the Company granted a total of 10,000 stock warrants, with a fair value of $20,442 on the date of grant, to a consultant. The fair value of the options was determined using the Black-Scholes option-pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.27% (ii) estimated volatility of 205.58% (iii) dividend yield of 0.00% and (iv) expected life of all options of 3 years. The Company recognized the full $20,442 as compensation expense during the year ended August 31, 2021.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company issued 4,432,529 common shares to various directors upon conversion of plan options and warrants in June and July 2020.

NOTE 11 – SUBSEQUENT EVENTS

In October 2021, we issued 41,233 shares of common stock to our Directors for accrued Director fees earned in June through August 2021. These shares were valued at the closing price at the end of August at a discount of 20%. The discounted price per share was $1.15.

On November 8, 2021, the Company entered into a mineral exploration and option agreement with Santa Fe Gold Corporation (“Santa Fe”). Under the agreement, the Company and Santa Fe will pursue, negotiate and subsequently enter into a joint venture agreement with Santa Fe to jointly explore and develop a target silver property which has been selected by the Company among patented and unpatented mining claims held by Santa Fe within the Black Hawk Mining District in Grant County, New Mexico. Completion of a joint venture agreement is subject to the successful outcome of a multi-phase exploration plan leading to a bankable feasibility study to be undertaken in the near future by the Company. Under the terms of the joint venture agreement, the Company would be the project operator and initially own 50.5% of the joint venture while Santa Fe would initially own 49.5%. Additional terms of the joint venture are to be negotiated between the Company and Santa Fe.

TEXAS MINERAL RESOURCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2021 AND 2020

NOTE 11 – SUBSEQUENT EVENTS (CONTINUED)

Under terms of the agreement, the Company plans to conduct a district-wide evaluation among the patented and unpatented claims held by Santa Fe, consisting of geologic mapping, sampling, trenching, radiometric surveying, geophysics, drilling and/or other methods as warranted. Based on the district-wide evaluation, the Company will designate one 80-acre tract as the “project area” and commence detailed exploration work. The property covered in the agreement is approximately 1,300 acres and covers approximately 75% of the known mining district. The area to be studied also includes a two-mile radius “area of interest.” The agreement also provides the Company with the option to include in the “project area” properties within the “area of interest”. The term of the option is for so long as the Company continues to conduct exploration activities in the Project Area and can be exercised on 60 days notice to Santa Fe.

Additionally, on November 8, 2021, the Company entered into a financing and purchase option agreement with Greentech Minerals Holdings, Inc. (“Greentech”). Under the agreement, Greentech is responsible for funding initial exploration activities and the bankable feasibility study, estimated to cost approximately $6.5 million, for the Santa Fe project exploration. It is contemplated that the bankable feasibility study will be designed to proceed in five tranches, each based on the success of the previous. It is estimated that completion of all tranches, if successful, would take twelve to fifteen months, depending on variables such as data analysis, weather and permitting.

Upon successful completion of the study, Greentech will be entitled to received 20% of the Company’s initial equity in the proposed joint venture with Santa Fe, equal to approximately 10.1% of the total equity of the joint venture. In addition, assuming Greentech exercises its option to participate in funding the Santa Fe project capital expenditures, currently anticipated to be approximately $15 million, it will be entitled to receive another 20% of the Company’s initial equity in the future joint venture, equal to approximately an additional 10.1%. In total, Greentech, in exchange for its funding, has the ability to earn at least 20.2% of the potential joint venture with Santa Fe assuming successful completion of the overall first project.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

a)	Effective February 6, 2020, LBB & Associates Ltd, LLP, the independent registered public accounting firm for the Company, was suspended by the SEC. As a result of this suspension, on March 2, 2020, LBB resigned as the independent registered public accounting firm for the Company.

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

b)	On March 6, 2020, the Audit Committee of our Board of Directors appointed Ham, Langston and Brezina, L.L.P. to serve as our independent registered public accounting firm for the fiscal year ending March 31, 2020, effective immediately.

During our two most recent fiscal years and through the interim period through March 6, 2020, neither we nor anyone on our behalf consulted HLB regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and no written report or oral advice was provided by HLB to us that HLB concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement (as described in Item 304(a)(1)(iv) of regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended August 31, 2021, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). Management has assessed the effectiveness of internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness, as defined by SEC rules, is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in internal control over financial reporting that were identified are:

a)	We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements. We have limited experience in the areas of financial reporting and disclosure controls and procedures. As a result, there is a lack of monitoring of the financial reporting process and there is a reasonable possibility that material misstatements of the financial statements, including disclosures, will not be prevented or detected on a timely basis; and

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

As a result of the existence of these material weaknesses as of August 31, 2021, management has concluded that we did not maintain effective internal control over financial reporting as of August 31, 2021, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our current directors and executive officers. The term for each director expires at our next Annual Meeting or until his or her successor is appointed and qualified. The ages of the directors and officers are shown as of August 31, 2021:

Name	Age	Current Office with Company	Positions Held Since
Daniel E. Gorski	84	Director Chief Executive Officer	January 2007 August 2012
Anthony Marchese	65	Director	December 2009
Cecil Wall	90	Director	August 2007
Nicholas Pingitore	77	Director	August 2012
Peter Denetclaw	62	Director	August 2019
Clark Moseley	70	Director	August 2019
Kevin Francis	61	Director	November 2020
Wm Chris Mathers	62	Chief Financial Officer	February 2016

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

Director Independence

The Company had six independent directors as of August 31, 2021 as follows:

●	Anthony Marchese

●	Cecil Wall

●	Nicholas Pingitore

●	Peter Denetclaw

●	Clark Moseley

●	Kevin Francis

Meetings of the Board and Board Member Attendance at Annual Meeting

During the fiscal year ending August 31, 2021, the Board held three (3) meetings of the Board. None of the incumbent Directors attended fewer than 75% of the board meetings which occurred during their tenure on the Board.

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

In the course of providing its oversight responsibilities regarding the audited annual financial statements for the year ended August 31, 2021, the Committee reviewed the audited annual financial statements for the year ended August 31, 2021 with management and the Company’s independent auditors. The Committee reviewed accounting principles, practices, and judgments as well as the adequacy and clarity of the notes to the financial statements.

The Committee reviewed the independence and performance of the independent auditors who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, and such other matters as required to be communicated by the independent auditors in accordance with Auditing Standard No. 1301, Communications with Audit Committees, issued by the Public Company Accounting Oversight Board (“PCAOB”).

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

In reliance on the reviews and discussions referred to above, the Committee recommended to the Board, and the Board has approved, that the audited financial statements be included in the Annual Report to the SEC on Form 10-K for the year ended August 31, 2021. The Committee and the Board have also recommended the selection of Ham, Langston & Brezina, L.L.P. as independent auditors for the Company for the fiscal year ending August 31, 2022.

Submitted by the Audit Committee Members

●	Anthony Marchese (Chairman)

●	Nicolas Pingitore

●	Cecil Wall

Compensation Committee

The Company has a Compensation Committee comprised of three (3) directors, each of whom, in the opinion of the Board, are independent: Cecil Wall (Chairman), Kevin Francis and Anthony Marchese.

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

The Compensation Committee does not and cannot delegate its authority to determine director and executive officer compensation. Our Compensation Committee and management did not engage the services of an external compensation consultant during fiscal year 2021.

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

Board Leadership Structure

The Board has reviewed the Company’s current Board leadership structure in light of the composition of the Board, the Company’s size, the nature of the Company’s business, the regulatory framework under which the Company operates, the Company’s stockholder base, the Company’s peer group and other relevant factors. Considering these factors the Board has determined to have a separate Chief Executive Officer and Chairman of the Board. The Chairman of the Board is a non-executive position. The Board has determined that this structure is currently the most appropriate Board leadership structure for the Company. The Board noted the following factors in reaching its determination:

●	The Board acts efficiently and effectively under its current structure.

●	A structure of a separate Chief Executive Officer and non-executive Chairman of the Board puts the Company in the best position to efficiently handle major issues facing the Company on a day-to-day and long-term basis, and still ensure that the Board is in the best position to have an independent director identify key risks and developments facing the Company and have those risks and developments brought promptly to the Board’s attention.

●	This structure eliminates the potential for confusion and duplication of efforts at the highest executive level.

●	Companies within the Company’s peer group utilize similar Board structures.

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

Code of Business and Ethical Conduct

The Company has adopted a corporate Code of Business and Ethical Conduct administered by its President and Chief Executive Officer, Daniel Gorski. The Company believes its Code of Business and Ethical Conduct is reasonably designed to deter wrongdoing and promote honest and ethical conduct, to provide full, fair, accurate, timely and understandable disclosure in public reports, to comply with applicable laws, to ensure prompt internal reporting of code violations, and to provide accountability for adherence to the code. The Company’s Code of Business and Ethical Conduct provides written standards that are reasonably designed to deter wrongdoing and to promote:

●	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

●	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

●	Compliance with applicable governmental laws, rules and regulations; and

●	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

●	Accountability for adherence to the code.

The Company’s Code of Business and Ethical Conduct is available on our web site at www.TMRC.com. A copy of the Code of Business and Ethical Conduct will be provided to any person without charge upon written request to the Company at its executive offices. We intend to disclose any waiver from a provision of the Code of Business and Ethical Conduct that applies to any of the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions that relates to any element of the Company’s Code of Business and Ethical Conduct on the Company’s website. No waivers were granted from the requirements of the Code of Business and Ethical Conduct during the year ended August 31, 2021, or during the subsequent period thereto.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years stated for those persons who were, at August 31, 2021 named executive officers. “Named Executive Officer” means: (a) each Chief Executive Officer, (b) each Chief Financial Officer, (c) each of the three most highly compensated executive officers, or the three most highly compensated individuals acting in a similar capacity, other than the Chief Executive Officer and Chief Financial Officer, at the end of the most recently completed financial year; and (d) each individual who would be an Named Executive Officer under paragraph (c) but for the fact that the individual was neither an executive officer of the Company, nor acting in a similar capacity, at the end of that financial year.

Summary Compensation Table

			Option	All Other	Total
		Salary	Awards	Compensation	compensation
Name and principal position	Year	(US$)	(US$)	(US$)	(US$)
Daniel Gorski	2021	$120,000	$—	$—	$120,000
Chief Executive Officer	2020	$120,000	$—	$—	$120,000

Wm Chris Mathers	2021	$60,000	$—	$—	$60,000
Chief Financial Officer	2020	$60,000	$—	$—	$60,000

In August 2012, the Company agreed to pay to Mr. Daniel Gorski, in the amount of $120,000 annually in connection with his appointment as Chief Executive Officer of the Company. The Company and Mr. Gorski have not entered into a formal written employment agreement in relation to Mr. Gorski’s compensation and employment terms as Chief Executive Officer. Mr. Gorski is currently being paid $120,000 per year. Mr. Mathers is currently being paid $60,000 per year pursuant to an at-will employment arrangement. The Company does not believe that its compensation arrangements with its named executive officers creates inherent risks that may have a material adverse effect on the Company.

Executive Compensation Agreements and Summary of Executive Compensation

Report on Executive Compensation

During the year ended August 31, 2021, the Board and the Company’s Compensation Committee, was responsible for establishing a compensation policy and administering the compensation programs of the Company’s executive officers.

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

There were 1,477,500 stock options fully vested and outstanding as of August 31, 2021.

Nonqualified Deferred Compensation

The Company does not offer nonqualified deferred compensation to any of its named executive officers.

Director Compensation

The following table sets forth the compensation granted to our directors during the fiscal year ended August 31, 2021. Compensation to directors that are also named executive officers is detailed above and is not included on this table.

	Fees Paid or	Fee Paid or
	Earned in	Earned in	Option
	Cash	Stock	Awards	Total
Name	($)	($)	($)	($)
Anthony Marchese	$—	$57,000	$—	$57,000
Cecil Wall	$—	$35,000	$—	$35,000
Nicholas Pingitore	$—	$33,000	$—	$33,000
Peter Denetclaw, Jr.	$—	$24,000	$—	$24,000
Clark A. Moseley	$—	$24,000	$—	$24,000
Kevin Francis	$—	$17,389	$—	$17,389

The Company does not currently pay directors’ fees in cash and paid the above-referenced directors’ fees in fiscal 2021 through the issuance of shares of common stock valued at the market price at the time such fees were earned. Each of our directors are reimbursed reasonable out of pocket expenses associated with attending our board meetings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information as of November 19, 2021, regarding the ownership of the Company’s common stock by: (i) each named officer, each director and all of the Company’s directors and executive officers as a group; and (ii) each person who is known by us to own more than 5% of the Company’s shares of common stock. The number of shares beneficially owned and the percentage of shares beneficially owned are based on 71,975,296 shares of common stock outstanding as of November 19, 2021.

Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. Shares subject to options that are exercisable within 60 days following November 19, 2021 are deemed to be outstanding and beneficially owned by the optionee for the purpose of computing share and percentage ownership of that optionee but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percent of Class Beneficially Owned
Daniel E. Gorski	7,012,023	(1)	9.7%
Anthony Marchese	6,284,584	(2)	8.7%
Cecil Wall	1,876,677	(3)	2.6%
Nicholas Pingitore	1,489,981	(4)	2.1%
Wm Chris Mathers	488,454	(5)	*
Peter Denetclaw, Jr.	10,140,752	(6)	14.1%
Clark A. Moseley	10,140,752	(7)	14.1%
Kevin Francis	15,955	(8)	*
All directors and executive officers as a group (8 persons)	27,337,295		37.8%
SC Fundamental Value Fund LP	3,600,000	(9)	4.9%
Navajo Transitional Energy Company	10,111,883	(10)	14.0%

* Less than 1%.

(1)	Represents 7,012,023 shares of Common Stock.

(2)	Represents 4,019,877 shares of Common Stock and 2,264,707 shares of common stock registered in the name of the Insiders Trend Fund, LP., an entity in which Mr. Marchese serves as general partner and chief investment officer.

(3)	Consists of 18,144 shares of Common Stock owned by Cecil Wall and 1,858,533 shares of Common Stock in the name of various trusts controlled by Mr. Wall.

(4)	Consists of 1,061,981 shares of Common Stock and (i) a ten year option to purchase up to 100,000 shares of Common Stock at an exercise price of $0.45, (ii) a ten year option to purchase up to 160,000 shares of Common Stock at an exercise price of $0.45; (iii) a ten year option to purchase up to 50,000 shares of Common Stock at an exercise price of $0.22; (iv) a 10 year option to purchase up to 100,000 shares of Common Stock at an exercise price of $0.20 and 5 year warrants to purchase up to 18,000 shares of Common Stock ranging from $0.10-$0.20.

(5)	Represents 488,454 shares of Common Stock.

(6)	Represents 28,869 shares of Common Stock. Mr. Denetclaw is also deemed to be a beneficial owner of 10,111,883 shares of common stock owned by Navajo Transitional Energy Company.

(7)	Represents 28,869, shares of Common Stock. Mr. Moseley is deemed to be a beneficial owners of 10,111,883 shares of common stock owned by Navajo Transitional Energy Company.

(8)	Represents 15,955 shares of Common Stock

(9)	Represents shares held by related persons and entities SC Fundamental Value Fund, L.P., SC Fundamental LLC, Peter M. Collery, Neil H. Koffler, John T. Bird, David Hurwitz and SC Fundamental LLC Employee Savings & Profit Sharing Plan. Represents (i) 100,000 shares of Common Stock and, (ii) 3,500,000 Common Stock purchase warrants exercisable at $0.35 per share for a period of five years. Represents shares held by the Navajo Transitional Energy Corp.

(10)	Messrs. Denetclaw and Moseley have voting and investment power with respect to these shares.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, the Company believes that during fiscal year ended August 31, 2021 the filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, except that Dan Gorski did not file three Forms 4 within the two business day requirement.  Those late filings were Forms 4 filed on July 27, 2021, August 10, 2021 and September 15, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Mr. Gorski, the Company’s chief executive officer, is paid $120,000 per year by USA Rare Earth, LLC for serving as director of operations of the Round Top Project.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditor, HLB, for our two fiscal years ended August 31, 2021 and 2020, respectively:

	Years Ended August 31,
	2021	2020
Audit Fees	$56,500	$50,500
Audit Related Fees	2,750	—
Tax Fees	5,000	14,000
All Other Fees	—	—

Total	$64,250	$64,500

Audit Fees

Consist of fees billed for professional services rendered for the audit of our financial statements and review of interim financial statements included in quarterly reports and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”.

Tax Fees

Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

All Other Fees

Consist of fees for product and services other than the services reported above.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The Audit Committee has adopted procedures requiring the Audit Committee to review and approve in advance, all particular engagements for services provided by the Company’s independent auditor. Consistent with applicable laws, the procedures permit limited amounts of services, other than audit, review or attest services, to be approved by one or more members of the Audit Committee pursuant to authority delegated by the Audit Committee, provided the Audit Committee is informed of each particular service. All of the engagements and fees for 2021 were pre-approved by the Audit Committee. The Audit Committee reviews with HLB whether the non-audit services to be provided are compatible with maintaining the auditor’s independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Documents filed as part of this Annual Report on Form 10-K or incorporated by reference:

(1)	The financial statements are listed on the “Index to Financial Statements” in Item 8.

(2)	Financial Statement Schedules (omitted because the Company is a smaller reporting issuer).

The following exhibits are attached hereto or are incorporated by reference:

Exhibit No.	Description
2.1	Plan of Conversion, dated August 24, 2012, incorporated by reference to Exhibit 2.1 of our Form 8-K filed with the SEC on August 29, 2012.

3.1	Delaware Certificate of Conversion, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on August 29, 2012.

3.2	Delaware Certificate of Incorporation, incorporated by reference to Exhibit 3.2 of our Form 8-K filed with the SEC on August 29, 2012.

3.3	Delaware Certificate of Amendment, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on March 18, 2016

3.4	Delaware Bylaws, incorporated by reference to Exhibit 3.3 of our Form 8-K filed with the SEC on August 29, 2012.

3.5	Common Stock, par value $0.01; 100,000,000 shares authorized, 71,934,065 shares issued and outstanding as of August 31, 2021.

4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.

4.2	Form of Warrant Indenture, incorporated by reference to Exhibit 4.2 of our Form S-1/A filed with the SEC on December 10, 2014.

4.3	Form of Class A Warrant, included as Schedule A in Exhibit 4.2.

4.4	Form of Class B Warrant, included as Schedule B in Exhibit 4.2.

10.1	Amended and Restated 2008 Stock Option Plan, incorporated by reference to Exhibit 10.1 of our Form 10-Q for the period ended May 31, 2011 filed with the SEC on July 15, 2011.

10.2	Mining Lease, incorporated by reference to Exhibit 10.2 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.

10.3	Mining Lease dated November 2011 with the State of Texas, incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.4	Purchase option agreement dated September 2014 with the State of Texas, incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.5	Groundwater lease dated September 2014 with the State of Texas, incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.6	ReeTech Operating Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on July 21, 2015

10.7	Amendment Number One to the Reetech Operating Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on November 30, 2015

10.8	Amendment Number One to the TRER License, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K as filed with the Commission on November 30, 2015

10.9*	Director’s Agreement by and between the Company and Anthony Marchese, incorporated by reference to Exhibit 10.6 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.

10.10*	Summary of Dan Gorski Employment Arrangement, incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019

10.11*	Summary of Wm. Chris Mathers Employment Arrangement, incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019

10.12*	Option Agreement for Wm. Chris Mathers incorporated by reference to Exhibit 10.21 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.

10.13*	Form of Directors Option Agreement incorporated by reference to Exhibit 10.22 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.

10.14	Consulting Agreement between the Company and Chemetals, Inc., dated January 22, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2013.

10.15	Lease Agreement between the Company and Southwest Range & Wildlife Foundation, Inc., dated March 6, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2013.

10.16	Variation agreement with Morzev PTY LTD. (USA Rare Earth) dated October 2018, incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.17	Amended and Restated Option Agreement with Morzev (USA Rare Earth) dated August 2019, incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.18	First Amendment to the Amended and Restated Option Agreement with USA Rare Earth dated June 29, 2020, incorporated by reference to the definitive proxy statement on Schedule 14A filed with the SEC on July 15, 2020

10.19	Mining Lease dated September 2011(1)

10.20	Contribution Agreement, effective as of May 17, 2021, among USA Rare Earth, LLC, Texas Mineral Resources Corp., and Round Top Mountain Development, LLC, filed with the SEC on Form 8-K on May 21, 2021

10.21	Limited Liability Company Agreement dated effective as of May 17, 2021, among USA Rare Earth, LLC, Texas Mineral Resources Corp., and Round Top Mountain Development, LLC, filed with the SEC on Form 8-K on May 21, 2021

31.1	Section 302 Certification(1)
31.2	Section 302 Certification(1)
32.1	Section 906 Certification(1)
32.2	Section 906 Certification(1)

101.INS(2)	XBRL Instance Document
101.SCH(2)	XBRL Taxonomy Extension — Schema
101.CAL(2)	XBRL Taxonomy Extension — Calculations
101.DEF(2)	XBRL Taxonomy Extension — Definitions
101.LAB(2)	XBRL Taxonomy Extension — Labels
101.PRE(2)	XBRL Taxonomy Extension — Presentations

* Management contract or compensatory plan or arrangement.

(1)	Filed herewith.

(2)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at August 31, 2021 and 2020; (ii) Statements of Operations for the years ended August 31, 2021 and 2020; (iii) Statements of Cash Flows for the years ended August 31, 2021 and 2020; (iv) Statements of Shareholders’ Equity for the years ended August 31, 2021 and 2020; and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS MINERAL RESOURCES CORP.

/s/ Daniel E Gorski
Daniel E Gorski, Chief Executive Officer

DATED: November 29, 2021

/s/ Wm Chris Mathers
Wm Chris Mathers, Chief Financial Officer

DATED: November 29, 2021

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Daniel E Gorski	Chief Executive Officer, Principal Executive Officer and Director	November 29, 2021
Daniel E Gorski

/s/ Wm Chris Mathers	Chief Financial Officer	November 29, 2021
Wm Chris Mathers

/s/Anthony Marchese	Chairman of the Board	November 29, 2021
Anthony Marchese

/s/ Cecil C Wall	Director	November 29, 2021
Cecil C Wall

/s/ Nicholas Pingitore	Director	November 29, 2021
Nicholas Pingitore

/s/ Peter Denetclaw, Jr	Director	November 29, 2021
Peter Denetclaw, Jr

/s/ Clark A Moseley	Director	November 29, 2021
Clark A Moseley

/s/ Kevin Francis	Director	November 29, 2021
Kevin Francis