Form 10-K/A
period 2021-08-31
Texas Mineral Resources Corp.
filed 2021-12-17
CIK 1445942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

 EXPLANATORY NOTE

Texas Mineral Resources Corp. is filing this Amendment No. 1 to amend our Annual Report on Form 10–K for the year ended August 31, 2021, originally filed with the Securities and Exchange Commission on November 29, 2021, solely to include the Audit Opinion date which was inadvertently omitted from our original filing of our Annual Report on Form 10-K for the year ended August 31, 2021. Other than adding the date of November 29, 2021 to the audit opinion, there were no changes to the audited financial statements.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Amendment. Except as expressly set forth in this Amendment, the Form 10-K has not been amended, updated or otherwise modified.

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

November 29, 2021

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

17

EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

The following is a list of all exhibits filed as a part of this Annual Report on Form 10-K/A:

Exhibit No.	Description

31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certification
32.2	Section 906 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS MINERAL RESOURCES CORP.

/s/ Daniel E Gorski
Daniel E Gorski, Chief Executive Officer

DATED: December 17, 2021

/s/ Wm Chris Mathers
Wm Chris Mathers, Chief Financial Officer

DATED: December 17, 2021