Form 10-Q
period 2021-11-30
Texas Mineral Resources Corp.
filed 2022-01-14
CIK 1445942

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

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

Number of shares of issuer’s common stock outstanding as of January 10, 2022: 72,006,514.

PART I

Item 1. Financial Statements

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	November 30,	August 31,
	2021	2021
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,863,190	$5,106,653
Prepaid expenses and other current assets	28,774	73,029

Total current assets	4,891,964	5,179,682

Property and equipment, net	29,088	30,834
Mineral properties, net	181,755	181,755
Deposits	12,620	12,620

TOTAL ASSETS	$5,115,427	$5,404,891

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$69,502	$191,394
Accounts payable - related party	10,000	10,000

Total current liabilities	79,502	201,394

Total liabilities	79,502	201,394

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and oustanding as of November 30, 2021 and August 31, 2021	—	—
Common stock, par value $0.01; 100,000,000 shares authorized, 71,975,296 and 71,934,065 shares issued and oustanding as of November 30, 2021 and August 31, 2021, respectively	719,753	719,341
Additional paid-in capital	41,503,356	41,332,478
Accumulated deficit	(37,187,184)	(36,848,322)

Total shareholders’ equity	5,035,925	5,203,497

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,115,427	$5,404,891

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended November 30, 2021 and 2020

(Unaudited)

	2021	2020
OPERATING EXPENSES
Exploration costs	$71,158	$65,778
General and administrative expenses	339,505	325,277

Total operating expenses	410,663	391,055

LOSS FROM OPERATIONS	(410,663)	(391,055)

OTHER INCOME (EXPENSE)
Interest income	1,625	1,372
Grant income, net of expenses	70,176	50,000

Total other income (expense)	71,801	51,372

NET LOSS	$(338,862)	$(339,683)

Net loss per share:
Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	71,956,719	71,346,419

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended November 30, 2021 and 2020

(Unaudited)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(338,862)	$(339,683)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	1,746	—
Stock based compensation	171,290	190,367
Changes in current assets and liabilities:
Prepaid expenses and other current assets	44,255	37,540
Accounts payable and accrued liabilities	(121,892)	(49,058)

Net cash provided by (used in) operating activities	(243,463)	(160,834)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	—	5,500
Proceeds from exercise of common stock warrants	—	24,500

Net cash provided by financing activities	—	30,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(243,463)	(130,834)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,106,653	2,746,451

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,863,190	$2,615,617

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$—	$—

Taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued as payment of accrued expenses	$—	$92,500

The accompanying notes are an integral part of these financial statements.

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended November 30, 2021 and 2020

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at August 31, 2021	—	$—	71,934,065	$719,341	$41,332,478	$(36,848,322)	$5,203,497

Options issued for services	—	—	—	—	73,788	—	73,788
Common stock issued for services	—	—	41,231	412	97,090		97,502
Net loss	—	—	—	—	—	(338,862)	(338,862)

Balance at November 30, 2021	—	$—	71,975,296	$719,753	$41,503,356	$(37,187,184)	$5,035,925

Balance at August 31, 2020	—	$—	71,323,278	$713,233	$40,376,847	$(38,892,524)	$2,197,556

Stock based compensation	—	—	—	—	190,367	—	190,367
Common stock issued as payment of accrued director’s fees	—	—	61,936	619	91,881	—	92,500
Warrant conversion	—	—	—	—	24,500	—	24,500
Net loss	—	—	—	—	—	(339,683)	(339,683)

Balance at November 30, 2020	—	$—	71,385,214	$713,852	$40,493,228	$(39,232,207)	$1,974,873

The accompanying notes are an integral part of these financial statements.

Texas Mineral Resources Corp.

Notes to Interim Consolidated Financial Statements

November 30, 2021

(Unaudited)

NOTE 1 – GENERAL

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Texas Mineral Resources Corp. (“we”, “us”, “our”, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our annual report on Form 10-K, for the year ended August 31, 2021, dated November 29, 2021 as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended August 31, 2021 as reported in our annual report on Form 10-K, have been omitted.

Principles of Consolidation

The consolidated financial statements include the accounts of Texas Mineral Resources Corp and its proportionate interest in the assets, liabilities, and operations of Round Top Mountain Development Company, LLC (“RTMD”). All significant intercompany balances and transactions have been eliminated.

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

On May 17, 2021, and in accordance with the terms of the Option Agreement, the Company and USARE entered into a contribution agreement (“Contribution Agreement”) whereby the Company and USARE contributed assets to RTMD, a wholly-owned subsidiary of the Company, in exchange for their ownership interests in RTMD, of which the Company now owns membership interests equating to 20% of RTMD and USARE owns membership interests equating to 80% of RTMD. Concurrently therewith, the Company and USARE as the two members entered into a limited liability company agreement (“Operating Agreement”) governing the operations of RTMD which contains customary and industry standard terms as contemplated by the Option Agreement. USARE will serve as manager of RTMD and Mr. Gorski, on behalf of the Company, will serve as one of the three members of the management committee.

Texas Mineral Resources Corp.

Notes to Interim Consolidated Financial Statements

November 30, 2021

(Unaudited)

NOTE 3 – JOINT VENTURE ARRANGEMENTS (CONTINUED)

In connection with USARE meeting its obligations to acquire a 70% interest in the Round Top Project and exercising its right to an additional 10% interest, the Company received total consideration of approximately $3,728,000, consisting of the $3 million upon exercise of the option and approximately $728,000 in previous advances to the Company by USARE, and derecognized 80% of the carrying amount of mineral properties, or approximately $402,000. The resulting gain on sale of interest in mineral properties in the amount of approximately $3,326,000 was recognized during the quarter ended May 31, 2021.

Upon entry into the Contribution Agreement, the Company assigned the following contracts and assets to RTMD in exchange for its 20% membership interest in RTMD:

●	the assignment and assumption agreement with respect to the mineral leases from the Company to RTMD;

●	the assignment and assumption agreement with respect to the surface lease from the Company to RTMD;

●	the assignment and assumption agreement with respect to the surface purchase option from the Company to RTMD;

●	the assignment and assumption agreement with respect to the water lease from the Company to RTMD; and

●	the bill of sale and assignment agreement of existing data with respect to RTMD owned by the Company.

and USARE assigned the following assets to RTMD (or the Company, as applicable) for its 80% membership interest in RTMD:

●	cash to RTMD to continue to fund RTMD operations in the amount of approximately $3,761,750 comprising the balance of the $10 million required expenditure to earn a 70% interest in RTMD;

●

cash in the amount of $3 million to the Company upon exercise of the USARE option to acquire from the Company an additional 10% interest in RTMD, resulting in the aggregate ownership interest of 80% in RTMD;

●	bill of sale and assignment agreement of the Pilot Plant to RTMD;

●	the assignment and assumption regarding relevant contracts and permits with respect to RTMD; and

●	bill of sale and assignment agreement of existing data and intellectual property owned by USARE to RTMD.

The Company accounts for its interest in RTMD using the proportionate consolidation method, which is an exception available to entities in the extractive industries, thereby recognizing its pro-rata share of the assets, liabilities, and operations of RTMD in the appropriate classifications in the financial statements. Subsequent to the sale of an undivided 80% interest in RTMD, there was no significant activity in RTMD requiring recognition in the financial statements.

NOTE 4 – MINERAL PROPERTIES

As set forth in Note 3- Joint Venture Arrangements, the ownership of and obligations associated with the leases and options maintained with the Texas Land Office and other third parties were transferred to RTMD in May 2021.

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

Texas Mineral Resources Corp.

Notes to Interim Consolidated Financial Statements

November 30, 2021

(Unaudited)

NOTE 4 – MINERAL PROPERTIES (CONTINUED)

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

Texas Mineral Resources Corp.

Notes to Interim Consolidated Financial Statements

November 30, 2021

(Unaudited)

NOTE 4 – MINERAL PROPERTIES (CONTINUED)

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

Santa Fe Gold Corporation

On November 8, 2021, the Company entered into a mineral exploration and option agreement with Santa Fe Gold Corporation (“Santa Fe”). Under the agreement, the Company and Santa Fe plan to pursue, negotiate and subsequently enter into a joint venture agreement to jointly explore and develop a target silver property to be selected by the Company among patented and unpatented mining claims held by Santa Fe within the Black Hawk Mining District in Grant County, New Mexico. Completion of a joint venture agreement is subject to the successful outcome of a multi-phase exploration plan leading to a bankable feasibility study to be undertaken in the near future by the Company. Under the expected terms of the joint venture agreement, the Company would be project operator and initially own 50.5% of the joint venture while Santa Fe would initially own 49.5%. Additional terms of the joint venture are to be negotiated between the Company and Santa Fe.

Under the terms of the agreement, the Company plans to conduct a district-wide evaluation among the patented and unpatented claims held by Santa Fe, consisting of geologic mapping, sampling, trenching, radiometric surveying, geophysics, drilling and/or other methods as warranted. Based on the district-wide evaluation, the Company will designate one 80-acre tract as the “project area” and commence detailed exploration work. The property covered in the agreement is approximately 1,300 acres and covers approximately 75% of the known mining district. The area to be studied also includes a two-mile radius “area of interest.” The agreement provides the Company with the option to designate any properties within the “area of interest” as “project area” properties. The term of the option is for so long as the Company continues to conduct exploration activities in the Project Area and can be exercised on 60 days’ notice to Santa Fe.

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

Upon successful completion of the study, Greentech will be entitled to received 20% of the Company’s initial equity in the proposed joint venture with Santa Fe, equal to approximately 10.1% of the total equity of the joint venture. In addition, assuming Greentech exercises its option to participate in funding the Santa Fe project capital expenditures, currently anticipated to be approximately $15 million, it will be entitled to receive another 20% of the Company’s initial equity in the future joint venture, equal to approximately an additional 10.1%. In total, Greentech, in exchange for its funding, has the ability to earn at least 20.2% membership interest in the potential joint venture with Santa Fe assuming successful completion of the overall first project.

NOTE 5 – SHAREHOLDERS’ EQUITY

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

Texas Mineral Resources Corp.

Notes to Interim Consolidated Financial Statements

November 30, 2021

(Unaudited)

NOTE 5 – SHAREHOLDERS’ EQUITY (CONTINUED)

In October 2021, we issued 41,231 shares of common stock related to Director fees earned and expensed during the year ended August 31, 2021.

During the quarter ended November 30, 2021, the Company recognized stock compensation and a corresponding charge to additional paid-in capital in the amount of $41,502 for director’s fees earned during the quarter. The Company issued the related 31,218 shares of common stock in December 2021.

During the quarter ended November 30, 2021, the Company granted a total of 43,500 stock options with a fair value of $73,788 on the date of grant to a consultant. The fair value of the options was determined using the Black-Scholes option-pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.25% (ii) estimated volatility of 201.75% (iii) dividend yield of 0.00% and (iv) expected life of all options of 5 years. The Company recognized the full $73,788 as compensation expense during the three months ended November 30, 2021.

In January 2020, the Company entered into three separate consulting agreements for total consideration of 699,999 shares of common stock (233,333 per agreement). The common stock underlying the agreements had a total value of $448,000, based on the $0.64 quoted market price of the common stock on the agreement date. The right to receive the common stock is subject to ratable vesting over a 24-month period and at November 30, 2021, 641,665 shares had vested and 87,501 had been issued. The Company recognized approximately $56,000 of compensation expense under these consulting agreements during both the three months ended November 30, 2021 and 2020, which is included in general and administrative expenses in the accompanying consolidated statements of operations. The consultants have requested that the Company hold the remaining shares issuable under the agreements in trust to allow the consultants to request their shares as they vest. As of November 30, 2021, unrecognized stock based compensation related to the agreements totaled $37,333 which will be expensed in the next quarter.

NOTE 6 – GRANT INCOME

Grants received from government and other agencies in advance of a specific project are deferred and recognized as other income in the statements of operations in the period they are earned and the related project costs are incurred. For the three months ended November 30, 2021 and 2020, the Company recognized $374,633 and $50,000, respectively, of grant income which is presented in other income, net of grant related expenses totaling $304,457 and $0, respectively.

NOTE 7 – SUBSEQUENT EVENTS

As a part of our obligation for our 20% ownership in the joint venture as disclosed in Note 3, on December 2, 2021 we contributed approximately $305,000 to the joint venture in accordance with the Contribution Agreement between the Company and USARE.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”). Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q, include, but are not limited to:

●	the progress, potential and uncertainties of the rare-earth exploration plans at our Round Top project in Hudspeth County, Texas (the “Round Top Project” or “Round Top”);

●	timing for a completed feasibility study for the Round Top Project;

●	the success of getting the necessary permits for future Round Top drill programs and project development;

●	success of RTMD (as defined below) in developing the Round Top Project, including without limitation raising sufficient capital;

●

expectations regarding our ability to raise capital and to continue our exploration plans on our properties (either to fund our proportionate expenditures in the Round Top Project as a member of RTMD or otherwise);

●	plans regarding anticipated expenditures at the Round Top Project; and

●	plans to enter into a joint venture agreement with Santa Fe and ability to fund such potential exploration and development project.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

●	risks associated with our history of losses and need for additional financing;

●	risks associated with our limited operating history;

●	risks associated with our properties all being in the exploration stage;

●	risks associated with our lack of history in producing metals from our properties;

●	risks associated with our inability to fund our proportionate expenditures in the Round Top Project as a member of RTMD which will result in dilution of our membership interest in RTMD;

●	risks associated with our need for additional financing to develop a producing mine, if warranted;

●	risks associated with the potential Santa Fe joint venture arrangement;

●	risks associated with our exploration activities not being commercially successful;

●	risks associated with increased costs affecting our financial condition;

●	risks associated with a shortage of equipment and supplies adversely affecting our ability to operate;

●	risks associated with mining and mineral exploration being inherently dangerous;

●	risks associated with mineralization estimates;

●	risks associated with changes in mineralization estimates affecting the economic viability of our properties;

●	risks associated with uninsured risks;

●	risks associated with mineral operations being subject to market forces beyond our control;

●	risks associated with fluctuations in commodity prices;

●	risks associated with permitting, licenses and approval processes;

●	risks associated with the governmental and environmental regulations;

●	risks associated with future legislation regarding the mining industry and climate change;

●	risks associated with potential environmental lawsuits;

●	risks associated with our land reclamation requirements;

●	risks associated with rare earth and beryllium mining presenting potential health risks;

●	risks related to title in our properties;

●	risks related to competition in the mining and rare earth elements industries;

●	risks related to economic conditions;

●	risks related to our ability to manage growth;

●	risks related to the potential difficulty of attracting and retaining qualified personnel;

●	risks related to our dependence on key personnel;

●	risks related to our SEC filing history; and

●	risks related to our securities.

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2021, filed with the SEC on November 29, 2021. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all the forward-looking statements contained in this Quarterly Report by the foregoing cautionary statements.

Overview

We are a mining company engaged in the business of the acquisition, exploration and development of mineral properties. We currently own a 20% membership interest in RTMD, which entity holds two mineral property leases with the Texas General Land Office to explore and develop a 950-acre rare earths project located in Hudspeth County, Texas, known as the Round Top Project. The leases, originally signed with primary terms of approximately 19 and 18 years, each currently have remaining terms of approximately eight years and provisions for automatic renewal if Round Top is in production. RTMD also holds prospecting permits covering 9,345 acres adjacent to the Round Top Project. The strategy of RTMD is to develop a metallurgical process to concentrate or otherwise extract the metals from the Round Top Project’s rhyolite, conduct additional engineering, design, geotechnical work, and permitting necessary for a bankable feasibility study and then to extract mineral resources from the Round Top Project. The Round Top Project has not established as of the date hereof that any of the properties contain any probable mineral reserves or proven mineral reserves under Item 1300 of Regulation S-K.

Rare earth elements (“REE”) are a group of chemically similar elements that usually are found together in nature – they are referred to as the “lanthanide series.” These individual elements have a variety of characteristics that are critical in a wide range of technologies, products, and applications and are critical inputs in existing and emerging applications. Without these elements, multiple high-tech technologies would not be possible. These technologies include:

●	cell phones,

●	computer and television screens,

●	electric vehicles,

●	clean energy technologies, such as hybrid and electric vehicles and wind power turbines,

●	fiber optics, lasers and hard disk drives,

●	numerous defense applications, such as guidance and control systems and global positioning systems,

●	advanced water treatment technology for use in industrial, military and

●	outdoor recreation applications

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

USA Rare Earth Agreement

In August 2018, the Company and Morzev Pty. Ltd. (“Morzev”) entered into an agreement (the “2018 Option Agreement”) whereby Morzev was granted the exclusive right to earn and acquire a 70% interest in the Company’s Round Top Project by financing $10 million of expenditures in connection with the Project, increasable to an 80% interest for an additional $3 million payment to the Company. Morzev began operating as USA Rare Earth, LLC (“USARE”) and in May 2019 notified the Company that it was nominating USARE as the optionee under the terms of the 2018 Option Agreement. In August 2019, the Company and USARE entered into an amended and restated option agreement as further amended on June 29, 2020 (the “2019 Option Agreement” and collectively with the 2018 Option Agreement, the “Option Agreement”), whereby the Company restated its agreement to grant USARE the exclusive right to earn and acquire a 70% interest, increasable to an 80% interest, in the Round Top Project. The 2019 Option Agreement has substantially similar terms to the 2018 Option Agreement:

On May 17, 2021, and in accordance with the terms of the Option Agreement, the Company and USARE entered into a contribution agreement (“Contribution Agreement”) whereby the Company and USARE contributed assets to Round Top Mountain Development (“RTMD”), a wholly-owned subsidiary of the Company, in exchange for their ownership interests in RTMD, of which the Company now owns membership interests equating to 20% of RTMD and USARE owns membership interests equating to 80% of RTMD. Concurrently therewith, the Company and USARE as the two members entered into a limited liability company agreement (“Operating Agreement”) governing the operations of RTMD which contains customary and industry standard terms as contemplated by the Option Agreement. USARE will serve as manager of RTMD and Mr. Gorski, on behalf of the Company, will serve as one of the three members of the management committee.

In connection with USARE meeting its obligations to acquire a 70% interest in the Round Top Project and exercising its right to an additional 10% interest, the Company received total consideration of approximately $3,728,000, consisting of the $3 million upon exercise of the option and approximately $728,000 in previous advances to the Company by USARE, and derecognized 80% of the carrying amount of mineral properties, or approximately $402,000. The resulting gain on sale of interest in mineral properties in the amount of approximately $3,326,000 is included as its own line item in other income (expense) was recognized during the quarter ended May 31, 2021.

Upon entry into the Contribution Agreement, the Company assigned the following contracts and assets to RTMD in exchange for its 20% membership interest in RTMD:

●	the assignment and assumption agreement with respect to the mineral leases from the Company to RTMD;

●	the assignment and assumption agreement with respect to the surface lease from the Company to RTMD;

●	the assignment and assumption agreement with respect to the surface purchase option from the Company to RTMD;

●	the assignment and assumption agreement with respect to the water lease from the Company to RTMD; and

●	the bill of sale and assignment agreement of existing data with respect to RTMD owned by the Company.

and USARE assigned the following assets to RTMD (or the Company, as applicable) for its 80% membership interest in RTMD:

●	cash to RTMD to continue to fund Round Top Project operations in the amount of approximately $3,761,750 comprising the balance of the $10 million required expenditure to earn a 70% interest in RTMD;

●

cash in the amount of $3 million to the Company upon exercise of the USARE option to acquire from the Company an additional 10% interest in RTMD, resulting in the aggregate ownership interest of 80% in RTMD;

●	bill of sale and assignment agreement of the Pilot Plant to RTMD;

●	the assignment and assumption regarding relevant contracts and permits with respect to RTMD; and

●	bill of sale and assignment agreement of existing data and intellectual property owned by USARE to RTMD.

The Company accounts for its interest in RTMD using the proportionate consolidation method, which is an exception available to entities in the extractive industries, thereby recognizing its pro-rate share of the assets, liabilities, and operations of RTMD in the appropriate classifications in the financial statements. Subsequent to the sale of an undivided 80% interest in the Round Top Project, there was no significant activity in RTMD requiring recognition in the financial statements.

Santa Fe Project

On November 8, 2021, the Company entered into a mineral exploration and option agreement with Santa Fe Gold Corporation (“Santa Fe”). Under the agreement, the Company and Santa Fe plan to pursue, negotiate and subsequently enter into a joint venture agreement to jointly explore and develop a target silver property to be selected by the Company among patented and unpatented mining claims held by Santa Fe within the Black Hawk Mining District in Grant County, New Mexico. Completion of a joint venture agreement is subject to the successful outcome of a multi-phase exploration plan leading to a bankable feasibility study to be undertaken in the near future by the Company. Under the terms of the joint venture agreement, the Company would be project operator and initially own 50.5% of the joint venture while Santa Fe would initially own 49.5%. Additional terms of the joint venture are to be negotiated between the Company and Santa Fe.

Under terms of the agreement, the Company plans to conduct a district-wide evaluation among the patented and unpatented claims held by Santa Fe, consisting of geologic mapping, sampling, trenching, radiometric surveying, geophysics, drilling and/or other methods as warranted. Based on the district-wide evaluation, the Company will designate one 80-acre tract as the “project area” and commence detailed exploration work. The property covered in the agreement is approximately 1,300 acres and covers approximately 75% of the known mining district. The area to be studied also includes a two-mile radius “area of interest.” The agreement also provides the Company with the option to include in the “project area” properties within the “area of interest”. The term of the option is for so long as the Company continues to conduct exploration activities in the Project Area and can be exercised on 60 days’ notice to Santa Fe.

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

Upon successful completion of the study, Greentech will be entitled to received 20% of the Company’s initial equity in the proposed joint venture with Santa Fe, equal to approximately 10.1% of the total equity of the joint venture. In addition, assuming Greentech exercises its option to participate in funding the Santa Fe project capital expenditures, currently anticipated to be approximately $15 million, it will be entitled to receive another 20% of the Company’s initial equity in the future joint venture, equal to approximately an additional 10.1%. In total, Greentech, in exchange for its funding, has the ability to earn at least 20.2% membership interest in the potential joint venture with Santa Fe assuming successful completion of the overall first project.

Liquidity and Capital Resources

As of November 30, 2021, our accumulated deficit was approximately $37,187,000 and our cash position was approximately $4,863,000. We had a working capital surplus of approximately $4,812,000. We have not commenced commercial production on any of our mineral properties. We have no revenues from operations and anticipate we will have no operating revenues until we place one or more of our properties into production. All properties are in the exploration stage.

In December 2021, the Company funded its December cash call in the amount of $305,000 into the Round Top Project.

During the current fiscal year, RTMD is expected to fund the expenditure of approximately $20 million to optimize the leaching and developing of the CIX/CIC processing of the Round Top Project. Initial process design work will be carried out at USARE’s facility in Wheat Ridge, Colorado. Pending completion of the initial process development, this facility will either be relocated to or replicated at the Round Top Project where a pilot plant is expected to be established. This work will consist of mining and crushing approximately 40,000 tonnes of rhyolite and setting up and equipping a facility to conduct pilot plant scale heap leaching. It is estimated that the Round Top Project will require additional time and further expenditure to complete a bankable feasibility study. We plan to fund up to approximately $3.5 million of the expected expenditures by RTMD during our current fiscal year.

We have sufficient cash on hand to fund our portion of the RTMD budget during our current fiscal year. Thereafter, we will need to raise additional funding to implement our business strategy and to continue to fund our portion of the RTMD budget (20% is our obligation and this percentage equates to our membership interest in RTMD), the failure of which could cause us to curtail or cease our operations. The most likely source of future financing presently available to us is through the sale of our securities. Any sale of our shares of Common Stock will result in dilution of equity ownership to existing stockholders. This means that if we sell shares of Common Stock, more shares will be outstanding and each existing stockholder will own a smaller percentage of the shares then outstanding. Alternatively, we may rely on debt financing and assume debt obligations that require us to make substantial interest and capital payments. Also, we may issue or grant warrants or options in the future pursuant to which additional shares of Common Stock may be issued. Exercise of such warrants or options will result in dilution of equity ownership to our existing stockholders.

Results of Operations

Three months ended November 30, 2021 and November 30, 2020

Grant Income

Grants received from government and other agencies in advance of a specific project’s expenses are deferred and recognized as other income in the statements of operations in the period they are earned and the related project costs are incurred. For the three months ended November 30, 2021 and 2020, we recognized approximately $374,600 and $50,000, respectively, of grant income which is presented in other income net of grant related expenses totaling approximately $304,000 and $0, respectively.

Revenue

We had no operating revenues during the three months ended November 30, 2021 and November 30, 2020. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $37.2 million as of November 30, 2021.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the three months ended November 30, 2021 and November 30, 2020, in the amount of approximately $71,000 and $66,000, respectively. Expenditures during the three months 2021 and 2020 were primarily for metallurgical testing and delay rentals. In the three months ended November 30, 2020 expenditures for metallurgical activities were funded by our joint venture partner, USARE.

Our general and administrative expenses for the three months ended November 30, 2021 and November 30, 2020, respectively, were approximately $340,000 and $325,000. For the three months ended November 30, 2021 and 2020, this amount included approximately $171,000 and $190,000, respectively, in stock-based compensation to directors and outside consultants. The remaining expenditures were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

For the three months ended November 30, 2021 and November 30, 2020, we earned approximately $1,600 and $1,400, respectively, in interest income from depository accounts.

We had losses from operations for the three months ended November 30, 2021 and November 30, 2020 totaling approximately $411,000 and $391,000, respectively.

We had net losses for the three months ended November 30, 2021 and November 30, 2020 totaling approximately $339,000 and $340,000, respectively.

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

○

The Company has owned mineral leases since 2010, all of our business to date has been comprised of owning and developing the mineral leases and, after the May 2021 “farm-down” of its 100% interest in the mineral leases, all of our business continues to be comprised of owning and holding a certificate of interest and a participation in the mineral leases owned by RTMD. The Company’s mineral assets historically, as well as the value of the certificate of interest at November 30, 2021, have been booked at cost in accordance with GAAP. We have an accumulated deficit of approximately $37.2 million at August 31, 2021 as a result of owning and developing the Round Top Project. Our Board of Directors has authorized and instructed us to (i) invest approximately $3.5 million of our current cash during the current fiscal year to meet the RTMD budgeted cash calls pursuant to the initial budget adopted by the Company and USARE in the Operating Agreement, for the Round Top Project, as well as to (ii) fund future budgets to be adopted by the management committee of RTMD for the development of the Round Top Project to the extent of available working capital.

●	whether we own or trade in the mineral leases;

○	The Company has owned the mineral leases, which are now owned by RTMD, since 2010 and neither the Company nor RTMD is in the business of dealing or trading in the mineral leases.

●	what qualifies as an eligible asset for purposes of the exception; and

○

The statute specifically references mineral leases and our mineral leases were owned by the Company and are now owned by RTMD. In accordance with Regulation S-K Item 1300 that governs disclosure by registrants engaged in mining operations, the definition of mineral resource is “a concentration or occurrence of material of economic interest in or on the Earth’s crust.” Our rare earth elements and minerals underlying the mineral leases meet that definition, as well as does coal, silver, gold and other material mined for economic value by registrants involved in mining operations. The SEC staff has recognized that an excepted entity can also engage in related business activities such as exploring, developing, and operating the eligible assets.

●	what qualifies as a “certificate of interest or participation in” or an “investment contract relative to” the eligible assets.

○

The statute allows a Company to own a “certificate of interest” or “participation in” the mineral leases. The SEC staff has advised that limited partnership interests and/or similar securities issued by entities that themselves own the leases constitute “certificate of interest or participation in or investment contracts” related to such leases. The Company’s 20% membership interest in RTMD constitutes a “certificate of interest” and a “participation in” the mineral leases that are owned by RTMD.

The Company intends to continue to conduct its business operations in order to continue to be excluded from the definition of an “investment company” under the 1940 Act.

Off-Balance Sheet Arrangements

For the three months ended November 30, 2021 and 2020, we have off-balance sheet arrangements for annual payments in relation to the mineral leases as disclosed in Note 4 of the interim consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation, and in light of the material weakness existing in our internal controls over financial reporting as of August 31, 2021 (as described in greater detail in our annual report on From 10-K for the year ended August 31, 2021), the CEO and CFO have concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective in providing reasonable assurance that: (i) information required to be disclosed by us in our reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The following updates our risk disclosures set forth in our Form 10-K for the year ended August 31, 2021 as filed with the SEC on November 29, 2021.

There is no assurance that we will be able to enter into a joint venture agreement with Santa Fe, or if we do, that such joint venture arrangement will result in any successful exploration or development prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as set forth below, all unregistered sales of equity securities during the period covered by this Quarterly Report were previously disclosed in our current reports on Form 8-K or quarterly reports on Form 10-Q.

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (C)
October 2021	Common Stock	41,231	Directors	$Nil	Services	Sec. 4(a)(2)
September – November 2021	Common Stock Options	43,500	Consultant	$Nil	Services	Sec. 4(a)(2)

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended November 30, 2021, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

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

10.19	Mining lease dated September 2011, incorporated by reference to Exhibit 10.19 of the Form 10-K for the period ended August 31, 2020 filed with the SEC on November 30, 2020.
10.20	Contribution Agreement, effective as of May 17, 2021, among USA Rare Earth, LLC, Texas Mineral Resources Corp., and Round Top Mountain Development, LLC, filed with the SEC on Form 8-K on May 21, 2021.
10.21

Limited Liability Company Agreement dated effective as of May 17, 2021, among USA Rare Earth, LLC, Texas Mineral Resources Corp., and Round Top Mountain Development, LLC, filed with the SEC on Form 8-K on May 21, 2021.

10.22	Mineral Exploration and Option Agreement dated effective October 7, 2021 between Standard Silver Corp. and Santa Fe Gold Corporation, filed with the SEC on Form 8-K on November 10, 2021.
10.23	Financing and Purchase Option Agreement dated effective November 2, 2021 between Standard Silver Corp. and Greentech Minerals Holdings, Inc., filed with the SEC on Form 8-K on November 10, 2021.
31.1	Certification by Chief Executive Officer
31.2	Certification by Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer

101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations

* Management contract or compensatory plan or arrangement.

(1)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at November 30, 2021 and August 31, 2021; (ii) Consolidated Statements of Operations for the three months ended November 30, 2021 and 2020; (iii) Consolidated Statements of Cash Flows for the three months ended November 30, 2021 and 2020; (iv) Consolidated Statements of Shareholders’ Equity for the three months ended November 30, 2021 and 2020; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS MINERAL RESOURCES CORP.

Date: January 14, 2022

/s/ Daniel E. Gorski
Daniel E. Gorski, duly authorized officer
Chief Executive Officer and Principal
Executive Officer

Date: January 14, 2022

/s/ Wm Chris Mathers
Wm Chris Mathers, Chief Financial Officer and
Principal Financial and Accounting Officer