Form 10-Q
period 2022-02-28
Texas Mineral Resources Corp.
filed 2022-04-14
CIK 1445942

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

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

Number of shares of issuer’s common stock outstanding as of April 6, 2022: 72,602,453.

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	February 28,	August 31,
	2022	2021
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,012,765	$5,106,653
Prepaid expenses and other current assets	45,076	73,029

Total current assets	4,057,841	5,179,682

Property and equipment, net	27,344	30,834
Mineral properties, net	384,607	181,755
Deposits	7,500	12,620

TOTAL ASSETS	$4,477,292	$5,404,891

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$75,681	$191,394
Advances due to related party	5,000	10,000

Total current liabilities	80,681	201,394

Total liabilities	80,681	201,394

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and oustanding as of February 28, 2022 and August 31, 2021	—	—
Common stock, par value $0.01; 100,000,000 shares authorized, 72,576,515 and 71,934,065 shares issued and oustanding as of February 28, 2022 and August 31, 2021, respectively	725,765	719,341
Additional paid-in capital	41,788,742	41,332,478
Accumulated deficit	(38,117,896)	(36,848,322)

Total shareholders' equity	4,396,611	5,203,497

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,477,292	$5,404,891

The accompanying notes are an integral part of these interim consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six and Three Months Ended February 28, 2022 and February 28. 2021

(Unaudited)

	Six Months Ended		Three Months Ended
	2022	2021	2022	2021

OPERATING EXPENSES
Exploration costs	$581,752	$96,347	$510,594	$53,402
General and administrative expenses	691,281	734,877	351,776	409,600

Total operating expenses	1,273,033	831,224	862,370	463,002

LOSS FROM OPERATIONS	(1,273,033)	(831,224)	(862,370)	(463,002)

OTHER INCOME (EXPENSE)
Grant income (expense), net	93	11,078	(70,083)	(16,089)
Other income (expense)	3,366	3,351	1,741	1,979

Total other income (expense)	3,459	14,429	(68,342)	(14,110)

NET LOSS	$(1,269,574)	$(816,795)	$(930,712)	$(477,112)

Net loss per share:
Basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	72,069,147	71,461,213	72,178,243	71,480,718

The accompanying notes are an integral part of these interim consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the Six Months Ended February 28, 2022 and 2021

(Unaudited)

					Additional
	Preferred Stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at August 31, 2021	—	$—	71,934,065	$719,341	$41,332,478	$(36,848,322)	$5,203,497

Common stock and stock options issued for services	—	—	—	—	129,788	—	129,788
Stock based compensation	—	—	41,231	412	41,090	—	41,502
Net loss	—	—	—	—	—	(338,862)	(338,862)

Balance at November 30, 2021	—	—	71,975,296	719,753	41,503,356	(37,187,184)	5,035,925

Common stock and stock options issued for services	—	—	—	—	78,896	—	78,896
Stock based compensation	—	—	31,218	312	41,190	—	41,502
Warrant conversion	—	—	570,001	5,700	165,300	—	171,000
Net loss	—	—	—	—	—	(930,712)	(930,712)

Balance at February 28, 2022	—	$—	72,576,515	$725,765	$41,788,742	$(38,117,896)	$4,396,611

Balance at August 31, 2020	—	$—	71,323,278	$713,233	$40,376,847	$(38,892,524)	$2,197,556

Stock based compensation	—	—	—	—	190,367	—	190,367
Common stock issued as payment of accrued
director's fees	—	—	61,936	619	91,881	—	92,500
Warrant conversion	—	—	—	—	24,500	—	24,500
Net loss	—	—	—	—	—	(339,683)	(339,683)

Balance at November 30, 2020	—	—	71,385,214	713,852	40,683,595	(39,232,207)	2,165,240

Stock based compensation	—	—	40,042	400	203,922	—	204,322
Cashless exercise of warrants and options	—	—	169,506	1,696	(1,696)	—	—
Issuance of common stock previously unissued	—	—	70,000	700	(700)	—	—
Net loss	—	—	—	—	—	(477,112)	(477,112)

Balance at February 28, 2021	—	$—	71,664,762	$716,648	$40,885,121	$(39,709,319)	$1,892,450

The accompanying notes are an integral part of these interim consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASHFLOWS

For the Six Months Ended February 28, 2022 and February 28, 2021

(Unaudited)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,269,574)	$(816,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,490	—
Stock based compensation	83,004	394,689
Common stock and stock options issued for services	208,684	—
Changes in current assets and liabilities:
Prepaid expenses and other current assets	27,953	66,155
Accounts payable and accrued liabilities	(115,713)	(210,149)
Accounts payable - related party	(5,000)	—

Net cash used in operating activities	(1,067,156)	(566,100)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	—	(34,324)
Purchases of mineral properties	(202,852)	(10,002)
Payment of deposit	5,120	(10,000)

Net cash used in investing activities	(197,732)	(54,326)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	—	21,693
Proceeds from exercise of common stock warrants and options	171,000	24,500

Net cash provided by financing activities	171,000	46,193

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,093,888)	(574,233)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,106,653	2,746,451

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,012,765	$2,172,218

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$—	$—

Taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued as payment of accrued expenses	$—	$92,500

The accompanying notes are an integral part of these interim consolidated financial statements.

Texas Mineral Resources Corp.

Notes to Interim Consolidated Financial Statements

February 28, 2022

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

Principles of Consolidation

The consolidated financial statements include the accounts of Texas Mineral Resources Corp. and its proportionate interest in the assets, liabilities, and operations of Round Top Mountain Development Company, LLC (“RTMD”). All significant intercompany balances and transactions have been eliminated.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (“EPS”) calculation in certain areas. This ASU is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. Management does not expect the adoption of this standard to have a significant impact on the Company’s financial position, results of operations or cash flows.

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

 Texas Mineral Resources Corp.

Notes to Interim Consolidated Financial Statements

February 28, 2022

(Unaudited)

NOTE 3 – JOINT VENTURE ARRANGEMENTS (CONTINUED)

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

NOTE 4 –MINERAL PROPERTIES

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

Texas Mineral Resources Corp.

Notes to Interim Consolidated Financial Statements

February 28, 2022

(Unaudited)

NOTE 4 – MINERAL PROPERTIES (CONTINUED)

	Per Acre Amount	Total Amount
September 2, 2020 – 2024	$150	$134,155
September 2, 2025 – 2029	200	178,873

In August 2021, our joint venture partner paid the State of Texas a delay rental to extend the term of the lease in an amount equal to $134,155 and as of the date of this filing, RTMD is current in its lease obligations.

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

In August 2021, our joint venture partner paid the State of Texas a delay rental to extend the term of the lease in an amount equal to $13,500 and as of the date of this filing, RTMD is current in its lease obligations.

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

February 28, 2022

(Unaudited)

NOTE 4 – MINERAL PROPERTIES (CONTINUED)

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

In October 2021, the Company issued 41,231 shares of common stock related to Director fees earned and expensed during the year ended August 31, 2021.

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

Texas Mineral Resources Corp.

Notes to Interim Consolidated Financial Statements

February 28, 2022

(Unaudited)

NOTE 5 – SHAREHOLDERS EQUITY (CONTINUED)

In January 2020, the Company entered into three separate consulting agreements for total consideration of 699,999 shares of common stock (233,333 per agreement). The common stock underlying the agreements had a total value of $448,000, based on the $0.64 quoted market price of the common stock on the agreement date. The right to receive the common stock is subject to ratable vesting over a 24-month period and at February 28, 2022, 699,999 shares had vested and 87,501 had been issued. The Company recognized approximately $18,666 and $74,666 of compensation expense under these consulting agreements during the three and six months ended February 28, 2022, respectively, and $56,000 and $112,000 during the three and six months ended February 28, 2021, respectively, which is included in general and administrative expenses in the accompanying consolidated statements of operations. The consultants have requested that the Company hold the remaining shares issuable under the agreements in trust to allow the consultants to request their shares as they vest.

During the quarter ended February 28, 2022, the Company granted a total of 30,000 stock options with a fair value of $60,230 on the date of grant to a consultant. The fair value of the options was determined using the Black-Scholes option-pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.25% (ii) estimated volatility of 201.75% (iii) dividend yield of 0.00% and (iv) life of all options of 5 years. The Company recognized the full $60,230 as compensation expense during the three months ended February 28, 2022.

During the quarter ended February 28, 2022, the Company recognized stock compensation and a corresponding charge to additional paid-in capital in the amount of $41,502 for director’s fees earned during the quarter. The related 25,938 shares of common stock were issued in March 2022.

During the quarter ended February 28, 2022, the Company issued 570,001 shares of common stock to a consultant from the exercise of common stock options. The total proceeds received by the Company as a result of the conversion of common stock options was $171,000.

NOTE 6 – GRANT INCOME

Grants received from government and other agencies in advance of a specific project are deferred and recognized as other income in the statements of operations in the period they are earned and the related project costs are incurred. For the three months ended February 28, 2022 and 2021, the Company recognized $187,317 and $150,000, respectively, of grant income which is presented in other income, net of grant related expenses totaling $257,400 and $138,922, respectively.

NOTE 7 – SUBSEQUENT EVENTS

As a part of our obligation for our 20% ownership in the joint venture as disclosed in Note 3, on March 23, 2022 we contributed approximately $171,400 to the joint venture in accordance with the Contribution Agreement between the Company and USARE.

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

Liquidity and Capital Resources

As of February 28, 2022, our accumulated deficit was approximately $38,118,000 and our cash position was approximately $4,013,000. We had a working capital surplus of approximately $3,977,000. We have not commenced commercial production on any of our mineral properties. We have no revenues from operations and anticipate we will have no operating revenues until we place one or more of our properties into production. All properties are in the exploration stage.

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

We have sufficient cash on hand to fund our portion of the RTMD budget during our current fiscal year. Thereafter, we will need to raise additional funding to implement our business strategy and to continue to fund our portion of the RTMD budget (20% is our obligation and this percentage equates to our membership interest in RTMD), the failure of which could cause us to reduce our ownership interest in RTMD or curtail or cease our operations. The most likely source of future financing presently available to us is through the sale of our securities. Any sale of our shares of common stock will result in dilution of equity ownership to existing stockholders. This means that if we sell shares of common stock, more shares will be outstanding and each existing stockholder will own a smaller percentage of the shares then outstanding. Alternatively, we may rely on debt financing and assume debt obligations that require us to make substantial interest and capital payments. Also, we may issue or grant warrants or options in the future pursuant to which additional shares of common stock may be issued. Exercise of such warrants or options will result in dilution of equity ownership to our existing stockholders.

Results of Operations

Six months ended February 28, 2022 and February 28, 2021

General and Revenue

We had no operating revenues during the six months ended February 28, 2022 and February 28, 2021. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $38.1 million as of February 28, 2022.

Operating expenses, other income (expenses) and resulting losses from Operations.

We incurred exploration costs for the six months ended February 28, 2022 and February 28, 2021, in the amount of approximately $582,000 and $96,000, respectively. The increase in expenditures for the six months ended February 28, 2022 versus the six months ended February 28, 2021 were primarily the result of mining and transporting approximately 30,000 metric tonnes of rhyolite from the deposit site to the planned demonstration plant site. There was also considerable earth work done at the site of the production plant to divert storm runoff water. In addition, we began contracting various consulting groups to commence the designing of the mine, heap leaching plant and processing plant. During the six months ended February 28, 2022, exploration expenditures for mining activities were funded by RTMD. We account for our interest in RTMD under the proportional consolidation method. Under the proportional consolidation method, we record our share of expenses of RTMD within the income statement in the same line items that we would if we were to consolidate our financial statements with RTMD.

Our general and administrative expenses for the six months ended February 28, 2022 and February 28, 2021, respectively, were approximately $691,000 and $735,000. For the six months ended February 28, 2022 and 2021, this amount included approximately $292,000 and $395,000, respectively, in stock-based compensation to directors and common stock and stock options to outside consultants. The remaining expenditures were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

Grants received from government and other agencies in advance of a specific project’s expenses are deferred and recognized as other income in the statements of operations in the period they are earned and the related project costs are incurred. For the six months ended February 28, 2022 and 2021, we recognized approximately $562,000 and $150,000, respectively, of grant income which is presented in other income net of grant related expenses totaling approximately $562,000 and $139,000, respectively.

For both the six months ended February 28, 2022 and February 28, 2021, we earned approximately $3,400 in interest income from depository accounts.

We had losses from operations for the six months ended February 28, 2022 and February 28, 2021 totaling approximately $1,273,000 and $831,000, respectively.

We had net losses for the six months ended February 28, 2022 and February 28, 2021 totaling approximately $1,270,000 and $817,000, respectively.

Three months ended February 28, 2022 and February 28, 2021

General and Revenue

We had no operating revenues during the three months ended February 28, 2022 and February 28, 2021. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $38.1 million as of February 28, 2022.

Operating expenses, other income (expenses) and resulting losses from Operations.

We incurred exploration costs for the three months ended February 28, 2022 and February 28, 2021, in the amount of approximately $511,000 and $53,400, respectively. The increase in expenditures for the three months ended February 28, 2022 versus the three months ended February 28, 2021 were primarily the result of mining and transporting approximately 30,000 metric tonnes of rhyolite from the deposit site to the planned demonstration plant site. There was also considerable earth work done at the site of the production plant to divert storm runoff water. In addition, we began contracting various consulting groups to commence the designing of the mine, heap leaching plant and processing plant. During the three months ended February 28, 2022 exploration expenditures for mining activities were funded by RTMD. We account for our interest in RTMD under the proportional consolidation method. Under the proportional consolidation method, we record our share of expenses of RTMD within the income statement in the same line items that we would if we were to consolidate our financial statements with RTMD.

Our general and administrative expenses for the three months ended February 28, 2022 and February 28, 2021, respectively, were approximately $352,000 and $410,000. For the three months ended February 28, 2022 and 2021, this amount included approximately $121,000 and $205,000, respectively, in stock-based compensation to directors and common stock and stock options to outside consultants. The remaining expenditures were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

Grants received from government and other agencies in advance of a specific project’s expenses are deferred and recognized as other income in the statements of operations in the period they are earned and the related project costs are incurred. For the three months ended February 28, 2022 and 2021, we recognized approximately $187,000 and $100,000, respectively, of grant income which is presented in other income net of grant related expenses totaling approximately $257,000 and $116,000, respectively.

For the three months ended February 28, 2022 and February 28, 2021, we earned approximately $1,700 and $2,000, respectively, in interest income from depository accounts.

We had losses from operations for the three months ended February 28, 2022 and February 28, 2021 totaling approximately $862,000 and $463,000, respectively.

We had net losses for the three months ended February 28, 2022 and February 28, 2021 totaling approximately $931,000 and $477,000, respectively.

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

None.

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

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (C)
December 2021	Common Stock	31,218	Directors	$Nil	Services	Sec. 4(a)(2)
December – February 2022	Common Stock Options	30,000	Consultant	$Nil	Services	Sec. 4(a)(2)
January 2022	Common Stock	300,000	Consultant	$90,000	Cash	Sec. 4(a)(2)
February 2022	Common Stock	270,001	Consultant	$81,000	Cash	Sec. 4(a)(2)

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended February 28, 2022, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit No.	Description
2.1	Plan of Conversion, dated August 24, 2012, incorporated by reference to Exhibit 2.1 of our Form 8-K filed with the SEC on August 29, 2012.
3.1	Delaware Certificate of Conversion, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on August 29, 2012.
3.2	Delaware Certificate of Incorporation, incorporated by reference to Exhibit 3.2 of our Form 8-K filed with the SEC on August 29, 2012.
3.3	Delaware Certificate of Amendment, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on March 18, 2016
3.4	Delaware Bylaws, incorporated by reference to Exhibit 3.3 of our Form 8-K filed with the SEC on August 29, 2012.
4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.1	Amended and Restated 2008 Stock Option Plan, incorporated by reference to Exhibit 10.1 of our Form 10-Q for the period ended May 31, 2011 filed with the SEC on July 15, 2011.
10.2	Mining Lease, incorporated by reference to Exhibit 10.2 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.3	Mining Lease dated November 2011 with the State of Texas, incorporated by reference to Exhibit 10.3 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.
10.4	Purchase option agreement dated September 2014 with the State of Texas, incorporated by reference to Exhibit 10.4 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.
10.5	Groundwater lease dated September 2014 with the State of Texas, incorporated by reference to Exhibit 10.5 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.
10.6	ReeTech Operating Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on July 21, 2015.
10.7	Amendment Number One to the Reetech Operating Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on November 30, 2015.
10.8	Amendment Number One to the TRER License, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K as filed with the Commission on November 30, 2015.
10.9*	Director’s Agreement by and between the Company and Anthony Marchese, incorporated by reference to Exhibit 10.6 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.10*	Summary of Dan Gorski Employment Arrangement, incorporated by reference to Exhibit 10.10 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.
10.11*	Summary of Wm. Chris Mathers Employment Arrangement, incorporated by reference to Exhibit 10.11 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.
10.12*	Option Agreement for Wm. Chris Mathers incorporated by reference to Exhibit 10.21 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.
10.13*	Form of Directors Option Agreement incorporated by reference to Exhibit 10.22 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.
10.14	Consulting Agreement between the Company and Chemetals, Inc., dated January 22, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2013.
10.15	Lease Agreement between the Company and Southwest Range & Wildlife Foundation, Inc., dated March 6, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2013.
10.16	Variation agreement with Morzev PTY LTD. (USA Rare Earth) dated October 2018, incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.17	Amended and Restated Option Agreement with Morzev (USA Rare Earth) dated August 2019, incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.
10.18	First Amendment to the Amended and Restated Option Agreement with USA Rare Earth dated June 29, 2020, incorporated by reference to Appendix A of the definitive proxy statement on Schedule 14A filed with the SEC on July 15, 2020.
10.19	Mining lease dated September 2011, incorporated by reference to Exhibit 10.19 of the Form 10-K for the period ended August 31, 2020 filed with the SEC on November 30, 2020.
10.20	Contribution Agreement, effective as of May 17, 2021, among USA Rare Earth, LLC, Texas Mineral Resources Corp., and Round Top Mountain Development, LLC, filed with the SEC on Form 8-K on May 21, 2021.
10.21	Limited Liability Company Agreement dated effective as of May 17, 2021, among USA Rare Earth, LLC, Texas Mineral Resources Corp., and Round Top Mountain Development, LLC, filed with the SEC on Form 8-K on May 21, 2021.
10.22	Mineral Exploration and Option Agreement dated effective October 7, 2021 between Standard Silver Corp. and Santa Fe Gold Corporation, filed with the SEC on Form 8-K on November 10, 2021.
10.23	Financing and Purchase Option Agreement dated effective November 2, 2021 between Standard Silver Corp. and Greentech Minerals Holdings, Inc., filed with the SEC on Form 8-K on November 10, 2021.
31.1	Certification by Chief Executive Officer
31.2	Certification by Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer

101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations

* Management contract or compensatory plan or arrangement.

(1)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at February 28, 2022 and August 31, 2021; (ii) Consolidated Statements of Operations for the three months and six months ended February 28, 2022 and 2021; (iii) Consolidated Statements of Cash Flows for the six months ended February 28, 2022 and 2021; (iv) Consolidated Statements of Shareholders’ Equity for the six months ended February 28, 2022 and 2021; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS MINERAL RESOURCES CORP.

Date: April 14, 2022

/s/ Daniel E. Gorski
Daniel E. Gorski, duly authorized officer
Chief Executive Officer and Principal
Executive Officer

Date: April 14, 2022

/s/ Wm Chris Mathers
Wm Chris Mathers, Chief Financial Officer and
Principal Financial and Accounting Officer