Form 10-Q
period 2022-05-31
Texas Mineral Resources Corp.
filed 2022-07-15
CIK 1445942

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

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

Number of shares of issuer’s common stock outstanding as of July 7, 2022: 72,863,221.

PART I. FINANCIALS

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 31, 2022	August 31, 2021
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,541,914	$5,106,653
Prepaid expenses and other current assets	41,523	73,029

Total current assets	3,583,437	5,179,682

Property and equipment, net	25,598	30,834
Mineral properties, net	416,206	181,755
Deposits	7,500	12,620

TOTAL ASSETS	$4,032,741	$5,404,891

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$265,354	$191,394
Advances due to related party	5,000	10,000

Total current liabilities	270,354	201,394

Total liabilities	270,354	201,394

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and oustanding as of May 31, 2022 and August 31, 2021	—	—
Common stock, par value $0.01; 100,000,000 shares authorized, 72,752,453 and 71,934,065 shares issued and oustanding as of May 31, 2022 and August 31, 2021, respectively	727,525	719,341
Additional paid-in capital	41,966,768	41,332,478
Accumulated deficit	(38,931,906)	(36,848,322)

Total shareholders’ equity	3,762,387	5,203,497

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,032,741	$5,404,891

The accompanying notes are an integral part of these interim consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine and Three Months Ended May 31, 2022 and 2021

(Unaudited)

	Nine Months Ended		Three Months Ended
	2022	2021	2022	2021
OPERATING EXPENSES
Exploration costs	$1,101,604	$159,755	$519,853	$63,408
General and administrative expenses	986,642	1,080,184	295,360	345,307

Total operating expenses	2,088,246	1,239,939	815,213	408,715

LOSS FROM OPERATIONS	(2,088,246)	(1,239,939)	(815,213)	(408,715)

OTHER INCOME (EXPENSE)
Gain on sale of interest in mineral properties	—	3,326,899	—	3,326,899
Grant income, net of grant related expenses	93	11,078	—	—
Other income (expense)	4,569	4,067	1,203	716

Total other income (expense)	4,662	3,342,044	1,203	3,327,615

NET INCOME (LOSS)	$(2,083,584)	$2,102,105	$(814,010)	$2,918,900

Net income (loss) per share:
Basic	$(0.03)	$0.03	$(0.01)	$0.04
Diluted	$(0.03)	$0.03	$(0.01)	$0.04

Weighted average shares outstanding:
Basic	72,259,396	71,558,951	72,410,326	71,697,503
Diluted	72,259,396	72,844,871	72,410,326	73,051,883

The accompanying notes are an integral part of these interim consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASHFLOWS

For the Nine Months Ended May 31, 2022 and 2021

(Unaudited)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,083,584)	$2,102,105
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation	136,505	606,107
Common stock and stock options issued for services	267,469	—
Gain on sale of interest in mineral properties	—	(3,326,899)
Depreciation expense	5,236	2,327
Changes in current assets and liabilities:
Prepaid expenses and other current assets	31,506	67,349
Accounts payable and accrued liabilities	68,960	(265,712)

Net cash used in operating activities	(1,573,908)	(814,723)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of interest in mineral properties	—	3,000,000
Purchases of property and equipment	—	(34,907)
Purchases of mineral properties	(234,451)	(212,444)
Refund (payment) of deposit	5,120	(5,120)

Net cash (used in) provided by investing activities	(229,331)	2,747,529

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	—	148,826
Proceeds from exercise of common stock warrants and options	238,500	81,300

Net cash provided by financing activities	238,500	230,126

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,564,739)	2,162,932
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,106,653	2,746,451

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,541,914	$4,909,383

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$—	$—

Taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued as payment of accrued expenses	$—	$92,500

Advances from related parties assumed in sale of interest in mineral properties	$—	$729,227

The accompanying notes are an integral part of these interim consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended May 31, 2022 and 2021

(Unaudited)

					Additional
	Preferred Stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at August 31, 2021	—	$—	71,934,065	$719,341	$41,332,478	$(36,848,322)	$5,203,497

Common stock and stock options issued for services	—	—	—	—	129,788	—	129,788
Stock based compensation	—	—	41,231	412	41,090	—	41,502
Net loss	—	—	—	—	—	(338,862)	(338,862)

Balance at November 30, 2021	—	—	71,975,296	719,753	41,503,356	(37,187,184)	5,035,925

Common stock and stock options issued for services	—	—	—	—	78,896	—	78,896
Stock based compensation	—	—	31,218	312	41,190	—	41,502
Warrant conversion	—	—	570,001	5,700	165,300	—	171,000
Net loss	—	—	—	—	—	(930,712)	(930,712)

Balance at February 28, 2022	—	—	72,576,515	725,765	41,788,742	(38,117,896)	4,396,611

Common stock and stock options issued for services	—	—	—	—	58,785	—	58,785
Stock based compensation	—	—	25,938	260	53,241	—	53,501
Common stock issued upon exercise of options and warrants	—	—	150,000	1,500	66,000	—	67,500
Net loss	—	—	—	—	—	(814,010)	(814,010)

Balance at May 31, 2022	—	$—	72,752,453	$727,525	$41,966,768	$(38,931,906)	$3,762,387

Balance at August 31, 2020	—	$—	71,323,278	$713,233	$40,376,847	$(38,892,524)	$2,197,556

Stock based compensation	—	—	—	—	190,367	—	190,367
Common stock issued as payment of accrued director’s fees			61,936	619	91,881	—	92,500
Warrant conversion	—	—	—	—	24,500	—	24,500
Net loss	—	—	—	—	—	(339,683)	(339,683)

Balance at November 30, 2020	—	—	71,385,214	713,852	40,683,595	(39,232,207)	2,165,240

Stock based compensation	—	—	40,042	400	203,922	—	204,322
Cashless exercise of warrants and options	—	—	169,506	1,696	(1,696)	—	—
Issuance of common stock previously unissued	—	—	70,000	700	(700)	—	—
Net loss	—	—	—	—	—	(477,112)	(477,112)

Balance at February 28, 2021	—	—	71,664,762	716,648	40,885,121	(39,709,319)	1,892,450

Stock based compensation	—	—	13,266	132	211,286	—	211,418
Common stock issued upon exercise of options and warrants	—	—	226,000	2,260	54,540	—	56,800
Net income	—	—	—	—	—	2,918,900	2,918,900

Balance at May 31, 2021	—	$—	71,904,028	$719,040	$41,150,947	$(36,790,419)	$5,079,568

The accompanying notes are an integral part of these interim consolidated financial statements.

Texas Mineral Resources Corp.

Notes to Interim Consolidated Financial Statements

May 31, 2022

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

Texas Mineral Resources Corp.

Notes to Interim Consolidated Financial Statements

May 31, 2022

(Unaudited)

NOTE 4 – MINERAL PROPERTIES

As set forth in Note 3 - Joint Venture Arrangements, the ownership of and obligations associated with the leases and options maintained with the Texas Land Office and other third parties were transferred to RTMD in May 2021. The below discussion under the heading “RTMD Mineral Properties” provides a history of such ownership and obligations.

RTMD Mineral Properties

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

Under the terms of the lease, the Company will pay the State of Texas a total lease bonus of $142,518. The Company paid $44,718 upon the execution of the lease, and RTMD will pay the remaining $97,800 upon submission of a supplemental plan of operations to conduct mining. Upon sale of any minerals removed from Round Top, the Company will pay the State of Texas a $500,000 minimum advance royalty.

Thereafter, if paying quantities of minerals are obtained, RTMD will pay the State of Texas a production royalty equal to eight percent (8%) of the market value of uranium and other fissionable materials removed and sold from Round Top and six and one quarter percent (6 1/4%) of the market value of all other minerals removed and sold. If paying quantities have not been obtained, RTMD may pay additional delay rental fees to extend the term of the lease for successive one (1) year periods pursuant to the following schedule:

	Per Acre Amount	Total Amount
September 2, 2020 – 2024	$150	$134,155
September 2, 2025 – 2029	$200	$178,873

In August 2021, RTMD paid the State of Texas a delay rental to extend the term of the lease in an amount equal to $134,155 and as of the date of this filing, RTMD is current in its lease obligations.

November 2011 Lease

On November 1, 2011, the Company executed a mining lease with the State of Texas covering approximately 90 acres of land that is adjacent to the August 2010 Lease. Under the lease, the Company paid the State of Texas a lease bonus of $20,700 upon the execution of the lease. Upon the sale of minerals removed from Round Top, RTMD will pay the State of Texas a $50,000 minimum advance royalty.

Thereafter, if paying quantities of minerals are obtained, RTMD will pay the State of Texas a production royalty equal to eight percent (8%) of the market value of uranium and other fissionable materials removed and sold from Round Top and six and one quarter percent (6 1/4%) of the market value of all other minerals. If paying quantities have not been obtained, RTMD may pay additional delay rental fees to extend the term of the lease for successive one (1) year periods pursuant to the following schedule:

	Per Acre Amount	Total Amount
November 1, 2020 – 2024	$150	$13,500
November 1, 2025 – 2029	$200	$18,000

In August 2021, RTMD paid the State of Texas a delay rental to extend the term of the lease in an amount equal to $13,500 and as of the date of this filing, RTMD is current in its lease obligations.

Texas Mineral Resources Corp.

Notes to Interim Consolidated Financial Statements

May 31, 2022

(Unaudited)

NOTE 4 – MINERAL PROPERTIES (CONTINUED)

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

October 2014 Surface Option and Water Lease

On October 29, 2014, the Company announced the execution of agreements with the Texas General Land Office securing the option to purchase the surface rights covering the potential Round Top Project mine and plant areas and, separately, a lease to develop the water necessary for the potential Round Top Project mine operations. The option to purchase the surface rights covers approximately 5,670 acres over the mining lease and the additional acreage adequate to site all potential heap leaching and processing operations as currently anticipated by RTMD. RTMD may exercise the option for all or part of the option acreage at any time during the sixteen-year primary term of the mineral lease. The option can be maintained through annual payments of $10,000. The purchase price will be the appraised value of the surface at the time of option exercise. All annual payments have been made as of the date of this filing.

The ground water lease secures the right to develop the ground water within a 13,120-acre lease area located approximately 4 miles from the Round Top deposit. The lease area contains five existing water wells. It is anticipated that all potential water needs for the Round Top Project mine operations would be satisfied by the existing wells covered by this water lease. This lease terms include an annual minimum production payment of $5,000 prior to production of water for the operation. After initiation of production, RTMD will pay $0.95 per thousand gallons or $20,000 annually, whichever is greater. This lease remains in effect so long as the mineral lease is in effect. The minimum production payment for all fiscal years have been made as of the date of this filing.

Santa Fe Gold Corporation

On November 8, 2021, the Company entered into a mineral exploration and option agreement with Santa Fe Gold Corporation (“Santa Fe”). Under the option agreement, the Company and Santa Fe plan to pursue, negotiate and subsequently enter into a joint venture agreement to jointly explore and develop a target silver property to be selected by the Company among patented and unpatented mining claims held by Santa Fe within the Black Hawk Mining District in Grant County, New Mexico. Completion of a joint venture agreement, if any, is subject to the successful outcome of a multi-phase exploration plan leading to a bankable feasibility study to be undertaken in the near future by the Company. Under the contemplated terms of the proposed joint venture agreement, the Company would be project operator and initially own 50.5% of the joint venture while Santa Fe would initially own 49.5%. Additional terms of the joint venture are expected to be negotiated between the Company and Santa Fe in the future.

Under the terms of the option agreement, the Company plans to conduct a district-wide evaluation among the patented and unpatented claims held by Santa Fe, consisting of geologic mapping, sampling, trenching, radiometric surveying, geophysics, drilling and/or other methods as warranted. Based on the district-wide evaluation, the Company will designate one 80-acre tract as the “project area” and commence detailed exploration work. The property covered in the option agreement is approximately 1,300 acres and covers approximately 75% of the known mining district. The area to be studied also includes a two-mile radius “area of interest.” The option agreement provides the Company with the right to designate any properties within the “area of interest” as “project area” properties. The term of the option is for so long as the Company continues to conduct exploration activities in the Project Area and can be exercised on 60 days’ notice to Santa Fe.

Additionally, on November 8, 2021, the Company entered into a financing and purchase option agreement with Greentech Minerals Holdings, Inc. (“Greentech”). Under the financing agreement, Greentech is responsible for funding initial exploration activities and the bankable feasibility study, estimated to cost approximately $6.5 million, for the Santa Fe project exploration. It is contemplated that the bankable feasibility study will be designed to proceed in five tranches, each based on the success of the previous. It is estimated that completion of all tranches, if successful, would take twelve to fifteen months, depending on variables such as data analysis, weather and permitting.

Texas Mineral Resources Corp.

Notes to Interim Consolidated Financial Statements

May 31, 2022

(Unaudited)

NOTE 4 – MINERAL PROPERTIES (CONTINUED)

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

In January 2020, the Company entered into three separate consulting agreements for total consideration of 699,999 shares of common stock (233,333 per agreement). The common stock underlying the agreements had a total value of $448,000, based on the $0.64 quoted market price of the common stock on the agreement date. The right to receive the common stock is subject to ratable vesting over a 24-month period and at May 31, 2022, 699,999 shares had vested and 87,501 had been issued. The Company recognized approximately $0 and $74,666 of compensation expense under these consulting agreements during the three and nine months ended May 31, 2022, respectively, and $56,000 and $168,000 during the three and nine months ended May 31, 2021, respectively, which is included in general and administrative expenses in the accompanying consolidated statements of operations. The consultants have requested that the Company hold the remaining shares issuable under the agreements in trust to allow the consultants to request their shares as they vest.

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

Texas Mineral Resources Corp.

Notes to Interim Consolidated Financial Statements

May 31, 2022

(Unaudited)

NOTE 5 – SHAREHOLDERS’ EQUITY (CONTINUED)

During the quarter ended February 28, 2022, the Company issued 570,001 shares of common stock to a consultant from the exercise of common stock options. The total proceeds received by the Company as a result of the conversion of common stock options was $171,000.

During the quarter ended May 31, 2022, the Company issued a total of 30,000 stock options with a fair value of $58,785 on the date of grant to a consultant. The fair value of the options was determined using the Black-Scholes option-pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.00% (ii) estimated volatility of 198.67% (iii) dividend yield of 0.00% and (iv) life of all options of 5 years. The Company recognized the full $58,785 as compensation expense during the three months ended May 31, 2022.

During the quarter ended May 31, 2022, the Company recognized stock compensation and a corresponding charge to additional paid-in capital in the amount of $53,501 for director’s fees earned during the quarter. The related 33,438 shares of common stock were issued in June 2022.

During the quarter ended May 31, 2022, the Company issued 150,000 shares of common stock to two investors from the exercise of common stock options. The total proceeds received by the Company, as a result of the exercise of these common stock options, was $67,500.

NOTE 6 – GRANT INCOME

Grants received from government and other agencies in advance of a specific project are deferred and recognized as other income in the statements of operations in the period they are earned and the related project costs are incurred. For the nine months ended May 31, 2022 and 2021, the Company recognized $561,950 and $150,000, respectively, of grant income which is presented in other income, net of grant related expenses totaling $561,857 and $138,922, respectively.

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

Santa Fe Project

On November 8, 2021, the Company entered into a mineral exploration and option agreement with Santa Fe Gold Corporation ("Santa Fe"). Under the option agreement, the Company and Santa Fe plan to pursue, negotiate and subsequently enter into a joint venture agreement to jointly explore and develop a target silver property to be selected by the Company among patented and unpatented mining claims held by Santa Fe within the Black Hawk Mining District in Grant County, New Mexico. Completion of a joint venture agreement, if any, is subject to the successful outcome of a multi-phase exploration plan leading to a bankable feasibility study to be undertaken in the near future by the Company. Under the contemplated terms of the proposed joint venture agreement, the Company would be project operator and initially own 50.5% of the joint venture while Santa Fe would initially own 49.5%. Additional terms of the joint venture are expected to be negotiated between the Company and Santa Fe in the future.

Under the terms of the option agreement, the Company plans to conduct a district-wide evaluation among the patented and unpatented claims held by Santa Fe, consisting of geologic mapping, sampling, trenching, radiometric surveying, geophysics, drilling and/or other methods as warranted. Based on the district-wide evaluation, the Company will designate one 80-acre tract as the "project area" and commence detailed exploration work. The property covered in the option agreement is approximately 1,300 acres and covers approximately 75% of the known mining district. The area to be studied also includes a two-mile radius "area of interest." The option agreement provides the Company with the right to designate any properties within the "area of interest" as "project area" properties. The term of the option is for so long as the Company continues to conduct exploration activities in the Project Area and can be exercised on 60 days' notice to Santa Fe.

Additionally, on November 8, 2021, the Company entered into a financing and purchase option agreement with Greentech Minerals Holdings, Inc. ("Greentech"). Under the financing agreement, Greentech is responsible for funding initial exploration activities and the bankable feasibility study, estimated to cost approximately $6.5 million, for the Santa Fe project exploration. It is contemplated that the bankable feasibility study will be designed to proceed in five tranches, each based on the success of the previous. It is estimated that completion of all tranches, if successful, would take twelve to fifteen months, depending on variables such as data analysis, weather and permitting.

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

There can be no assurance any joint venture agreement or financing agreement will be consummated or that this project will materialize.

Liquidity and Capital Resources

As of May 31, 2022, our accumulated deficit was approximately $38,932,000 and our cash position was approximately $3,542,000. We had a working capital surplus of approximately $3,313,000. We have not commenced commercial production on any of our mineral properties. We have no revenues from operations and anticipate we will have no operating revenues until we place one or more of our properties into production. All properties are in the exploration stage.

During the nine months ended May 31, 2022, we funded approximately $900,000 of the RTMD expenditures during such period in accordance with our obligation as a 20% RTMD member. The balance was funded by existing cash of RTMD as well as by USARE. We have budgeted approximately $800,000 to fund our portion of RTMD expenditures during the balance of our current fiscal year ending August 31, 2022, of which approximately $500,000 has been spent since May 31, 2022. RTMD continues to optimize the leaching and develop the CIX/CIC processing of the Round Top Project. Initial process design work will be carried out at USARE’s facility in Wheat Ridge, Colorado. Pending completion of the initial process development, this facility will either be relocated to or replicated at the Round Top Project where a pilot plant is expected to be established. This work will consist of mining and crushing approximately 40,000 tonnes of rhyolite and setting up and equipping a facility to conduct pilot plant scale heap leaching. It is estimated that the Round Top Project will require additional time and further expenditure to complete a bankable feasibility study.

Depending upon the amount of our portion of the RTMD budget during the next fiscal year, we may need to raise additional funding to implement our business strategy and to continue to fund our portion of the RTMD budget (20% is our obligation, correlating to our membership interest), the failure of which could cause us to reduce our ownership interest in RTMD or curtail or cease our operations. The most likely source of future financing presently available to us is through the sale of our securities. Any sale of our shares of common stock will result in dilution of equity ownership to existing stockholders. This means that if we sell shares of common stock, more shares will be outstanding and each existing stockholder will own a smaller percentage of the shares then outstanding. Alternatively, we may rely on debt financing and assume debt obligations that require us to make substantial interest and capital payments. Also, we may issue or grant warrants or options in the future pursuant to which additional shares of common stock may be issued. Exercise of such warrants or options will result in dilution of equity ownership to our existing stockholders.

Results of Operations

Nine months ended May 31, 2022 and May 31, 2021

General and Revenue

We had no operating revenues during the nine months ended May 31, 2022 and May 31, 2021. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $38.93 million as of May 31, 2022.

Operating expenses, other income (expenses) and resulting losses from Operations.

We incurred exploration costs for the nine months ended May 31, 2022, and May 31, 2021, in the amount of approximately $1,102,000 and $160,000, respectively. The increase in expenditures for the nine months ended May 31, 2022, versus the nine months ended May 31, 2021 were primarily the result of mining and transporting approximately 30,000 metric tonnes of rhyolite from the deposit site to the planned demonstration plant site. There was also considerable earth work done at the site of the production plant to divert storm runoff water. In addition, we began contracting various consulting groups to commence the designing of the mine, heap leaching plant and processing plant. During the nine months ended May 31, 2022, exploration expenditures for mining activities were funded by RTMD. We account for our interest in RTMD under the proportional consolidation method. Under the proportional consolidation method, we record our share of expenses of RTMD within the income statement in the same line items that we would if we were to consolidate our financial statements with RTMD. Additionally during the nine months ended May 31, 2022, we spent approximately $325,500 on a survey and other project related costs for the Santa Fe Project that commenced during the current fiscal year.

Our general and administrative expenses for the nine months ended May 31, 2022 and May 31, 2021, were approximately $987,000 and $1,080,000, respectively. For the nine months ended May 31, 2022 and 2021, this amount included approximately $404,000 and $606,000, respectively, in stock-based compensation to directors and common stock and stock options to outside consultants. The remaining expenditures were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

Grants received from government and other agencies in advance of a specific project’s expenses are deferred and recognized as other income in the statements of operations in the period they are earned and the related project costs are incurred. For the nine months ended May 31, 2022 and 2021, the Company recognized $561,950 and $150,000, respectively, of grant income which is presented in other income, net of grant related expenses totaling $561,857 and $138,921, respectively.

For the nine months ended May 31, 2022 and May 31, 2021, we earned approximately $4,600 and $4,000 in interest income from depository accounts.

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

We had losses from operations for the nine months ended May 31, 2022 and May 31, 2021 totaling approximately $2,088,000 and $1,240,000, respectively.

We had a net loss for the nine months ended May 31, 2022 totaling approximately $2,084,000 and net income for the nine months ended May 31, 2021 totaling approximately $2,102,000.

Three months ended May 31, 2022 and May 31, 2021

General and Revenue

We had no operating revenues during the three months ended May 31, 2022 and May 31, 2021. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $38.93 million as of May 31, 2022.

Operating expenses, other income (expenses) and resulting losses from Operations.

We incurred exploration costs for the three months ended May 31, 2022 and May 31, 2021, in the amount of approximately $519,900 and $63,400, respectively. During the three months ended May 31, 2022, exploration expenditures for mining activities were funded by RTMD. We account for our interest in RTMD under the proportional consolidation method. Under the proportional consolidation method, we record our share of expenses of RTMD within the income statement in the same line items that we would if we were to consolidate our financial statements with RTMD. Additionally during the quarter ended May 31, 2022, we spent approximately $247,000 on a survey and other project related costs for the Santa Fe Project that commenced during the current fiscal year.

Our general and administrative expenses for the three months ended May 31, 2022 and May 31, 2021, respectively, were approximately $295,000 and $345,000. For the three months ended May 31, 2022 and 2021, this amount included approximately $112,000 and $211,700, respectively, in stock-based compensation to directors and common stock and stock options to outside consultants. The remaining expenditures were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

For the three months ended May 31, 2022 and May 31, 2021, we earned approximately $1,200 and $700, respectively, in interest income from depository accounts.

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

We had losses from operations for the three months ended May 31, 2022 and May 31, 2021 totaling approximately $815,000 and $409,000, respectively.

We had a net loss for the three months ended May 31, 2022 in the amount of approximately $814,000 and net income for the three months ended May 31, 2021 totaling approximately $2,919,000.

Investment Company Act Exclusion

Section 3(a)(9) of the Investment Company Act of 1940, as amended (“1940 Act”), provides that a company “substantially all of whose business consists of owning or holding oil, gas, or other mineral royalties or leases, or fractional interests therein, or certificates of interest or participation in or investment contracts relative to such royalties, leases, or fractional interests” is not an investment company within the meaning of the 1940 Act. The Company has determined that this exemption applies to it giving consideration to the following four factors:

●	whether the exempted activity constitutes “substantially all” of our business;

○	The Company has owned mineral leases since 2010, all of our business to date has been comprised of owning and developing the mineral leases and, after the May 2021 “farm-down” of its 100% interest in the mineral leases, all of our business continues to be comprised of owning and holding a certificate of interest and a participation in the mineral leases owned by RTMD. The Company’s mineral assets historically, as well as the value of the certificate of interest at August 31, 2021 and May 31, 2022, have been booked at cost in accordance with GAAP. We have an accumulated deficit of approximately $37.2 million at August 31, 2021 as a result of owning and developing the Round Top Project. Our Board of Directors has authorized and instructed us to (i) invest approximately $3.5 million of our current cash during the current fiscal year to meet the RTMD budgeted cash calls pursuant to the initial budget adopted by the Company and USARE in the Operating Agreement, for the Round Top Project, as well as to (ii) fund future budgets to be adopted by the management committee of RTMD for the development of the Round Top Project to the extent of available working capital.

●	whether we own or trade in the mineral leases;

○	The Company has owned the mineral leases, which are now owned by RTMD, since 2010 and neither the Company nor RTMD is in the business of dealing or trading in the mineral leases.

●	what qualifies as an eligible asset for purposes of the exception; and

○	The statute specifically references mineral leases and our mineral leases were owned by the Company and are now owned by RTMD. In accordance with Regulation S-K Item 1300 that governs disclosure by registrants engaged in mining operations, the definition of mineral resource is “a concentration or occurrence of material of economic interest in or on the Earth’s crust.” Our rare earth elements and minerals underlying the mineral leases meet that definition, as well as does coal, silver, gold and other material mined for economic value by registrants involved in mining operations. The SEC staff has recognized that an excepted entity can also engage in related business activities such as exploring, developing, and operating the eligible assets.

●	what qualifies as a “certificate of interest or participation in” or an “investment contract relative to” the eligible assets.

○	The statute allows a Company to own a “certificate of interest” or “participation in” the mineral leases. The SEC staff has advised that limited partnership interests and/or similar securities issued by entities that themselves own the leases constitute “certificate of interest or participation in or investment contracts” related to such leases. The Company’s 20% membership interest in RTMD constitutes a “certificate of interest” and a “participation in” the mineral leases that are owned by RTMD.

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

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (C)
March 2022	Common Stock	33,438	Directors	$Nil	Services	Sec. 4(a)(2)
May 2022	Common Stock	100,000	Investor	$45,000	Cash	Sec 4(a)(2)
May 2022	Common Stock	50,000	Investor	$22,500	Cash	Sec. 4(a)(2)
March – May 2022	Common Stock Options	30,000	Consultant	$Nil	Services	Sec. 4(a)(2)

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

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit No.	Description
2.1	Plan of Conversion, dated August 24, 2012, incorporated by reference to Exhibit 2.1 of our Form 8-K filed with the SEC on August 29, 2012.
3.1	Delaware Certificate of Conversion, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on August 29, 2012.
3.2	Delaware Certificate of Incorporation, incorporated by reference to Exhibit 3.2 of our Form 8-K filed with the SEC on August 29, 2012.
3.3	Delaware Certificate of Amendment, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on March 18, 2016
3.4	Delaware Bylaws, incorporated by reference to Exhibit 3.3 of our Form 8-K filed with the SEC on August 29, 2012.
4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.1	Amended and Restated 2008 Stock Option Plan, incorporated by reference to Exhibit 10.1 of our Form 10-Q for the period ended May 31, 2011 filed with the SEC on July 15, 2011.
10.2	Mining Lease, incorporated by reference to Exhibit 10.2 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.3	Mining Lease dated November 2011 with the State of Texas, incorporated by reference to Exhibit 10.3 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.
10.4	Purchase option agreement dated September 2014 with the State of Texas, incorporated by reference to Exhibit 10.4 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.
10.5	Groundwater lease dated September 2014 with the State of Texas, incorporated by reference to Exhibit 10.5 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.
10.6	ReeTech Operating Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on July 21, 2015.
10.7	Amendment Number One to the Reetech Operating Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on November 30, 2015.
10.8	Amendment Number One to the TRER License, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K as filed with the Commission on November 30, 2015.
10.9*	Director’s Agreement by and between the Company and Anthony Marchese, incorporated by reference to Exhibit 10.6 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.10*	Summary of Dan Gorski Employment Arrangement, incorporated by reference to Exhibit 10.10 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.
10.11*	Summary of Wm. Chris Mathers Employment Arrangement, incorporated by reference to Exhibit 10.11 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.
10.12*	Option Agreement for Wm. Chris Mathers incorporated by reference to Exhibit 10.21 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.
10.13*	Form of Directors Option Agreement incorporated by reference to Exhibit 10.22 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.
10.14	Consulting Agreement between the Company and Chemetals, Inc., dated January 22, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2013.
10.15	Lease Agreement between the Company and Southwest Range & Wildlife Foundation, Inc., dated March 6, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2013.
10.16	Variation agreement with Morzev PTY LTD. (USA Rare Earth) dated October 2018, incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.17	Amended and Restated Option Agreement with Morzev (USA Rare Earth) dated August 2019, incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.
10.18	First Amendment to the Amended and Restated Option Agreement with USA Rare Earth dated June 29, 2020, incorporated by reference to Appendix A of the definitive proxy statement on Schedule 14A filed with the SEC on July 15, 2020.
10.19	Mining lease dated September 2011, incorporated by reference to Exhibit 10.19 of the Form 10-K for the period ended August 31, 2020 filed with the SEC on November 30, 2020.
10.20	Contribution Agreement, effective as of May 17, 2021, among USA Rare Earth, LLC, Texas Mineral Resources Corp., and Round Top Mountain Development, LLC, filed with the SEC on Form 8-K on May 21, 2021.
10.21	Limited Liability Company Agreement dated effective as of May 17, 2021, among USA Rare Earth, LLC, Texas Mineral Resources Corp., and Round Top Mountain Development, LLC, filed with the SEC on Form 8-K on May 21, 2021.
10.22	Mineral Exploration and Option Agreement dated effective October 7, 2021 between Standard Silver Corp. and Santa Fe Gold Corporation, filed with the SEC on Form 8-K on November 10, 2021.
10.23	Financing and Purchase Option Agreement dated effective November 2, 2021 between Standard Silver Corp. and Greentech Minerals Holdings, Inc., filed with the SEC on Form 8-K on November 10, 2021.
31.1	Certification by Chief Executive Officer
31.2	Certification by Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer

101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations

* Management contract or compensatory plan or arrangement.

(1)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at May 31, 2022 and August 31, 2021; (ii) Consolidated Statements of Operations for the three months and nine months ended May 31, 2022 and 2021; (iii) Consolidated Statements of Cash Flows for the nine months ended May 31, 2022 and 2021; (iv) Consolidated Statements of Shareholders’ Equity for the nine months ended May 31, 2022 and 2021; and (v) Notes to Consolidated Financial Statements.

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