Form 10-K
period 2022-08-31
Texas Mineral Resources Corp.
filed 2022-11-29
CIK 1445942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2022

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: As of February 28, 2022 the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $89,281,646 based upon the closing sale price of the common stock as reported by the OTC.QB.

The number of shares of the Registrant’s common stock outstanding as of November 21, 2022 was 72,896,053.

PRELIMINARY NOTES

As used in this Annual Report on Form 10-K (“Annual Report”), references to “Texas Mineral”, “the Company,” “we,” “our,” “us” or “TMRC” mean Texas Mineral Resources Corp. and its predecessors, as the context requires.

GLOSSARY OF TERMS

Alteration	Any physical or chemical change in a rock or mineral subsequent to its formation.

Breccia	A rock in which angular fragments are surrounded by a mass of fine-grained minerals.

Concession	A grant of a tract of land made by a government or other controlling authority in return for stipulated services or a promise that the land will be used for a specific purpose.

Core	The long cylindrical piece of a rock, about an inch in diameter, brought to the surface by diamond drilling.

Diamond drilling	A drilling method in which the cutting is done by abrasion using diamonds embedded in a matrix rather than by percussion. The drill cuts a core of rock, which is recovered in long cylindrical sections.

Drift	A horizontal underground opening that follows along the length of a vein or rock formation as opposed to a cross-cut which crosses the rock formation.

Exploration	Work involved in searching for ore, usually by drilling or driving a drift.

Exploration expenditures	Costs incurred in identifying areas that may warrant examination and in examining specific areas that are considered to have prospects that may contain mineral deposit reserves.

GLO	Texas General Land Office.

Grade	The average assay of a ton of ore, reflecting metal content.

HREE	Heavy rare earth element(s).

Host rock	The rock surrounding an ore deposit.

Intrusive	A body of igneous rock formed by the consolidation of magma intruded into other rocks, in contrast to lavas, which are extruded upon the surface.

Lode	A mineral deposit in solid rock.

LREE	Light rare earth element(s).

Ore	The naturally occurring material from which a mineral or minerals of economic value can be extracted profitably or to satisfy social or political objectives. The term is generally but not always used to refer to metalliferous material, and is often modified by the names of the valuable constituent; e.g., iron ore.

Ore body	A continuous, well-defined mass of material of sufficient ore content to make extraction economically feasible.

Mine development	The work carried out for the purpose of opening up a mineral deposit and making the actual ore extraction possible.

Mineral	A naturally occurring homogeneous substance having definite physical properties and chemical composition, and if formed under favorable conditions, a definite crystal forms.

Mineralization	The presence of minerals in a specific area or geological formation.

Mineral Reserve	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves are customarily stated in terms of “Ore” when dealing with metalliferous minerals.

PEA	Preliminary economic assessment.

Probable (Indicated) Reserves	Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Prospect	A mining property, the value of which has not been determined by exploration.

Proven (Measured) Reserves	Reserves for which (i) (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes and (b) grade and/or quality are computed from the results of detailed sampling and (ii) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

REE	Rare earth element(s).

REO	Rare earth oxide(s).

Round Top or Round Top Mountain Development	Round Top Mountain Development, LLC, the entity that owns the Round Top Project.

Round Top Project

The Round Top Project is owned by Round Top and consists of the following:

●      two, eleven year leases with the GLO, executed in September 2011 and November 2011, respectively, to explore and develop a 950 acre rare earths project located in Hudspeth County, Texas;

●      the 54,990 acre surface lease, known as the West Lease, that provides unrestricted surface access for the potential development and mining of the Round Top Project;

●      an option to purchase from the GLO the surface rights covering approximately 5,670 acres over the mining lease and additional acreage adequate to the site to handle potential heap leaching and processing operations as currently anticipated at the Round Top Project; and

●      a ground water lease securing the right to develop the ground-water within a 13,120-acre lease area located approximately 4 miles from Round Top, containing five existing water wells.

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
2

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

As a part of our ongoing operations, we will occasionally investigate new mining opportunities. We may also incur expenses associated with our investigations. These costs are expensed as incurred until such time when we have agreements in place to purchase such mining rights. See “Properties – Santa Fe Gold Corporation.”

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

In April 2015, we announced the execution of a uranium offtake agreement with UG USA, a subsidiary of Areva, now called Orano. According to the agreement, TMRC will supply up to 300,000 pounds of natural uranium concentrates (U308) per year based upon a pricing formula indexed to U308 spot prices at the times of delivery. The agreement is for a term of five years commencing in 2018 or as soon thereafter, contingent upon development and production at its Round Top Project, and contains other industry standard terms and conditions.

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

Cautionary Note

Cautionary Note to Investors: The PEA has been prepared in accordance with Canadian National Instrument 43-101 — Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) — CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended. The Company has voluntarily had the PEA prepared in accordance with NI 43-101 but the Company is not subject to regulation by Canadian regulatory authorities and no Canadian regulatory authority has reviewed the PEA or passed upon its accuracy or compliance with NI 43-101. The terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with NI 43-101. These definitions differ from the definitions in Item 1300 of Regulation S-K under the United States Securities Act of 1933, as amended (the “Securities Act”). Under Item 1300 of Regulation S-K standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate governmental authority. In addition, the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource” while defined in NI 43-101 and Item 1300 of Regulation S-K are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that all or any part of mineral deposits in these categories will ever be converted into reserves. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by Item 1300 of Regulation S-K standards as in place tonnage and grade without reference to unit measures. Accordingly, information in the PEA contains descriptions of our mineral deposits that may not be comparable to similar information made public by United States companies subject to the reporting and disclosure requirements under the United States federal securities laws and the rules and regulations thereunder. The Round Top Project as described in the PEA currently does not contain any known proven or probable mineral reserves under Item 1300 of Regulation S-K reporting standards. U.S. investors are urged to consider closely the disclosure in the Registrant’s latest reports filed with the SEC. U.S. Investors are cautioned not to assume that any defined resources in these categories will ever be converted into Item 1300 of Regulation S-K compliant reserves.

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

The Operating Agreement provides for the following:

Interests. Pursuant to the Operating Agreement, USARE owns membership interests equating to 80% of Round Top and the Company owns membership interests equating to 20% of Round Top. These ownership interests will be adjusted further under a variety of circumstances, including a decision by a member not to participate fully in a program and budget (“Budget”). USARE’s contribution of approximately $3,761,750 in cash to Round Top was used first to fund operations pursuant to the initial Budget. Subsequently, USARE and the Company will be obligated, subject to an election to dilute, to fund further expenditures in proportion to their respective ownership interests. We funded $1,937,332 during the fiscal year ended August 31, 2022. In accordance with the Round Top Budget of approximately $77.1 million during the fiscal year (of which the Company’s portion is approximately $15.4 million), the Company does not have sufficient capital to fund its total cash calls and expected G&A expenses during the fiscal year ending August 31, 2023; accordingly, we will be required to raise additional capital to fund our obligations during this fiscal year. There can be no assurance that we will be able to raise the necessary capital to fund our cash calls and expected G&A expenses. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Operations of the Round Top Project

During the current fiscal year, Round Top is expected to fund the expenditure of approximately $77.1 million to optimize the leaching and developing of the CIX/CIC processing of the Round Top Project. Initial process design work will be carried out at USARE’s facility in Wheat Ridge, Colorado. Pending completion of the initial process development, this facility will either be relocated to or replicated at the Round Top Project where a pilot plant is expected to be established. This work will consist of mining and crushing approximately 40,000 tonnes of rhyolite and setting up and equipping a facility to conduct pilot plant scale heap leaching. It is estimated that the Round Top Project will require additional time and further expenditure to complete a bankable feasibility study. In accordance with our current Budget, the Company does not have sufficient capital to fund its total cash calls (anticipated to be approximately $15.4 million) and expected G&A expenses during the fiscal year ending August 31, 2023; accordingly, we will be required to raise additional capital to fund our obligations during this fiscal year. There can be no assurance that we will be able to raise the necessary capital to fund our cash calls and expected G&A expenses.

Trends – Markets

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

In the fiscal year ended August 31, 2022, we incurred minimal costs in complying with environmental laws and regulations in relation to our operating activities.

Employees

Including our executive officers, we currently have two full-time employees. We also utilize the services of qualified consultants with geological and mineralogical expertise as well as an individual for accounting services.

Investment Company Act Exclusion

Section 3(a)(9) of the Investment Company Act of 1940, as amended (“1940 Act”), provides that a company “substantially all of whose business consists of owning or holding oil, gas, or other mineral royalties or leases, or fractional interests therein, or certificates of interest or participation in or investment contracts relative to such royalties, leases, or fractional interests” is not an investment company within the meaning of the 1940 Act. The Company has determined that this exemption applies to it giving consideration to the following four factors:

●         whether the exempted activity constitutes “substantially all” of our business;

○	The Company has owned mineral leases since 2010, all of our business to date has been comprised of owning and developing the mineral leases and, after the May 2021 “farm-down” of its 100% interest in the mineral leases, substantially all of our business continues to be comprised of owning and holding a certificate of interest and a participation in the mineral leases owned by Round Top. The Company’s mineral assets historically, as well as the value of the certificate of interest at August 31, 2022, have been booked at cost in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). We have an accumulated deficit of approximately $39.8 million at August 31, 2022 as a result of owning and developing the Round Top Project.

●         whether we own or trade in the mineral leases;

○	The Company has owned the mineral leases, which are now owned by Round Top, since 2010 and neither the Company nor Round Top is in the business of dealing or trading in the mineral leases.

●         what qualifies as an eligible asset for purposes of the exception; and

○	The statute specifically references mineral leases and our mineral leases were owned by the Company and are now owned by Round Top. In accordance with Regulation S-K Item 1300 that governs disclosure by registrants engaged in mining operations, the definition of mineral resource is “a concentration or occurrence of material of economic interest in or on the Earth’s crust.” Our rare earth elements and minerals underlying the mineral leases meet that definition, as well as does coal, silver, gold and other material mined for economic value by registrants involved in mining operations. The SEC staff has recognized that an excepted entity can also engage in related business activities such as exploring, developing, and operating the eligible assets.

●         what qualifies as a “certificate of interest or participation in” or an “investment contract relative to” the eligible assets.

○	The statute allows a Company to own a “certificate of interest” or “participation in” the mineral leases. The SEC staff has advised that limited partnership interests and/or similar securities issued by entities that themselves own the leases constitute “certificate of interest or participation in or investment contracts” related to such leases. The Company’s 20% membership interest in Round Top constitutes a “certificate of interest” and a “participation in” the mineral leases that are owned by Round Top.

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

Risks Associated with our investment in Round Top

Failure to fund cash calls.

USARE, as manager, will issue monthly cash calls pursuant to adopted Budgets. Both parties, as members, will have 10 days after receipt of such a billing to meet the cash call. Failure to meet a cash call results in dilution; provided that successive failures in the same budgetary period can result in accelerated dilution or a default loan at a default interest rate. If we become a Delinquent Member and fail to contribute all or any portion of any additional capital contribution that we are required to contribute, then USARE may elect to contribute the Default Amount to Round Top, or not to contribute the Default Amount to Round Top and, in both cases, our membership interest will be recalculated. If the default by us is the second or any subsequent default during the period of any adopted Budget, USARE may elect to contribute the Default Amount to Round Top on behalf of us and to reduce our ownership interest by an amount (expressed as a percentage) equal to: (i) 150%; multiplied by the Default Amount; divided by (ii) the aggregate contributed capital of all members (determined after taking into account the contribution of the Default Amount on behalf of us). The interest of USARE will be increased by the reduction in the interest of us. Accordingly, in the event that the Company is unable to fund monthly cash calls pursuant to the adopted Budget, the Company’s percentage membership interest will be diluted. In accordance with our current Budget, the Company does not have sufficient capital to fund its total cash calls and expected G&A expenses during the fiscal year ending August 31, 2023; accordingly, we will be required to raise additional capital to fund our obligations during this fiscal year. There can be no assurance that we will be able to raise the necessary capital to fund our cash calls and expected G&A expenses.

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

If in the future the nature of our business changes, or a regulatory agency would disagree with our analysis regarding the exclusion from the 1940 Act, such that the mineral company exception to the threshold definition of investment company is not available to us, we will be required to register as an investment company with the SEC. The ramifications of becoming an investment company, both in terms of the restrictions it would have on our Company and the cost of compliance, would be significant. For example, in addition to expenses related to initially registering as an investment company, the 1940 Act also imposes various restrictions with regard to our ability to enter into affiliated transactions, the diversification of our assets and our ability to borrow money. If we became subject to the 1940 Act at some point in the future, our ability to continue pursuing our business plan would be severely limited as it would be significantly more difficult for us to raise additional capital in a manner that would comply with the requirements of the 1940 Act. To the extent we are unable to raise additional capital, we may be forced to discontinue our operations or sell or otherwise dispose of our mineral assets.

Risk Related to Our Business, Including Being an Owner of a 20% membership interest in a Mineral Project Being Operated by Round Top

Our financial statements have been prepared assuming that the Company will continue as a going concern.

Our financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit from inception through August 31, 2022, of approximately $39,752,000 and has yet to achieve profitable operations, and projects further losses in the development of its business. At August 31, 2022, the Company had a working capital surplus of approximately $2,352,000; however the Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

In accordance with our current projected Budget, the Company does not have sufficient capital to fund its (i) total cash calls expected during the fiscal year ending August 31, 2023 (expected to be approximately $15.4 million) and (ii) expected general and administrative expenses during the fiscal year ending August 31, 2023 (expected to be approximately $603,000). Failure of the Company to make required cash calls to Round Top would result in significant dilution to its 20% ownership interest. Accordingly, the Company will be required to raise additional capital to fund its obligations (pursuant to the Budget and to fund general and administrative expenses) during the fiscal year ended August 31, 2023. There can be no assurance that the Company will be able to raise the necessary capital to fund its cash calls and expected general and administrative expenses. We have no firm commitments for equity or debt financing and any financing that may be obtained will be on a best efforts basis. Based on these factors, there is substantial doubt as to the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of these financial statements. The failure to obtain sufficient financing may cause us to curtail or discontinue operations.

We have a history of losses and will require additional financing to fund operations. Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern in future periods.

During the fiscal year ended August 31, 2022, we had no revenues. For the fiscal year ended August 31, 2022, our net loss was approximately $2.9 million and our accumulated deficit at August 31, 2022 was approximately $39.8 million. At August 31, 2022, our cash position was approximately $1.8 million and our working capital surplus was approximately $2.6 million. Round Top has not commenced commercial production on any of our mineral properties. We have no revenues from operations and anticipate we will have no operating revenues during the fiscal year ended August 31, 2023.

During the fiscal year ending August 31, 2023, Round Top is expected to fund the expenditure of approximately $77.1 million to optimize the leaching and developing of the CIX/CIC processing of the Round Top Project. Initial process design work will be carried out at USARE’s facility in Wheat Ridge, Colorado. Pending completion of the initial process development, this facility will either be relocated to or replicated at the Round Top Project where a pilot plant is expected to be established. This work will consist of mining and crushing approximately 40,000 tons of rhyolite and setting up and equipping a facility to conduct pilot plant scale heap leaching. It is estimated that the Round Top Project will require additional time and further expenditure to complete a bankable feasibility study. We plan to fund up to approximately $15.4 million of the expected expenditures by Round Top during our fiscal year ending August 31, 2023.

In accordance with our current Budget, the Company does not have sufficient capital to fund its total cash calls and expected general and administrative expenses during the fiscal year ending August 31, 2023; accordingly, we will be required to raise additional capital to fund our obligations during this fiscal year. There can be no assurance that we will be able to raise the necessary capital to fund our cash calls and expected general and administrative expenses. Failure to fund our portion of the Round Top Budget, would result in the dilution of our 20% membership interest Round Top and/or could cause us to curtail or cease our operations. The most likely source of future financing presently available to us is through the sale of our securities, of which there is no assurance that we will be able to raise additional capital on reasonable terms, if at all. Any sale of our shares of Common Stock will result in dilution of equity ownership to existing stockholders. This means that if we sell shares of Common Stock, more shares will be outstanding and each existing stockholder will own a smaller percentage of the shares then outstanding. Alternatively, we may rely on debt financing and assume debt obligations that require us to make substantial interest and principal payments. Also, we may issue or grant warrants or options in the future pursuant to which additional shares of Common Stock may be issued. Exercise of such warrants or options will result in dilution of equity ownership to our existing stockholders. We have no firm commitments with respect to obtaining equity or debt financing and, accordingly, we will be reliant upon a best efforts financing strategy. The failure to obtain sufficient financing may cause us to curtail or discontinue operations.

We have a limited operating history on which to base an evaluation of our business and properties.

Any investment in the Company should be considered a high-risk investment because investors will be placing funds at risk in an early stage, under-capitalized business with unforeseen costs, expenses, competition, a history of operating losses and other problems to which start-up ventures are often subject. Investors should not invest in the Company unless they can afford to lose their entire investment. Your investment must be considered in light of the risks, expenses, and difficulties encountered in establishing a new business in a highly competitive and mature industry. Our operating history has been restricted to the acquisition and sampling of the Round Top Project and this does not provide a meaningful basis for an evaluation of the Round Top Project. Other than through conventional and typical exploration methods and procedures, we have no additional way to evaluate the likelihood of whether the Round Top Project contains commercial quantities of mineral reserves or, if it does, that it will be operated successfully. We anticipate that we will continue to incur operating costs in connection with our 20% membership interests in Round Top without realizing any revenues during the foreseeable future. To date, substantially all of our business consists of owning a 20% membership interest in Round Top.

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

The costs, timing and complexities of exploration, development and construction activities may be increased by the location of the Round Top Project (or other properties that may subsequently be acquired) and demand by other mineral exploration and mining companies. It is common in exploration programs to experience unexpected problems and delays during drill programs and, if warranted, development, construction and mine start-up activities. Accordingly, our activities may not result in profitable mining operations and we may not succeed in establishing mining operations or profitably producing metals at Round Top or in other potential future mineral property that we may acquire an interest in.

If we establish the existence of a mineral reserve in the Round Top Project in a commercially exploitable quantity, we will require additional capital in order to maintain our 20% membership interest in Round Top and fund our proportionate costs to develop the property into a producing mine. If we cannot raise this additional capital, we will likely be diluted and not be able to exploit the reserve, and our business could fail.

If we do discover mineral reserves in commercially exploitable quantities in the Round Top Project (or any of our properties that may subsequently be acquired), we will be required to expend substantial sums of money to establish the extent of the reserve, develop processes to extract it and develop extraction and processing facilities and infrastructure. Each of the entity Round Top, the owner of the Round Top Project, and us, as a 20% member in Round Top, will need to raise capital to fund the expenditure. Our failure to raise money could result in our 20% membership interest being diluted. We do not have adequate capital to develop necessary facilities and infrastructure and will need to raise additional funds. Although we may derive substantial benefits from the discovery of a major mineral deposit, there can be no assurance that such a deposit will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our 20% membership interest may be diluted and/or our business may fail and your investment in our Common Stock will be lost.

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

Substantial expenditures and time are required to establish existing proven and probable reserves through drilling and analysis, to develop metallurgical processes to extract metal, and to develop the mining and processing facilities and infrastructure at any site chosen for mining. Whether a mineral deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, allowable production, importing and exporting of minerals and environmental protection. Any one or a combination of these factors may result in us not receiving an adequate return on our investment in Round Top or any other mineral project we may pursue. The decision to abandon a project may have an adverse effect on the market value of our securities and our ability to raise future financing.

Increased costs could affect our financial condition.

We anticipate that costs at the Round Top Project as it is developed, if warranted, will frequently be subject to variation from one year to the next due to a number of factors, such as changing ore grade, metallurgy and revisions to mine plans, if any, in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities such as fuel, rubber, and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. A material increase in costs at any significant location could have a significant effect on the Round Top operations as well as our funding requirements as a 20% member of Round Top.

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

Analytical uncertainties of resource estimates.

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

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to various climate change interest groups and the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on Round Top, our venture partners and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact the ability to compete with companies situated in areas not subject to such limitations. Given the emotion, political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. The potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. These impacts may adversely impact the cost, production and financial performance of the Round Top operations or any other mineral projects we may pursue.

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

Neighboring landowners and other third parties could file claims based on environmental statutes and common law for personal injury and property damage allegedly caused by the release of hazardous substances or other waste material into the environment on or around the Round Top Project. There can be no assurance that any defense of such claims will be successful. A successful claim against Round Top could have an adverse effect on not only Round Top, but us and our business prospects, financial condition and results of operation.

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

We have a history of losses and fluctuating operating results that raises doubt about our ability to continue as a going concern.

From inception through August 31, 2022, we have incurred aggregate losses of approximately $39.8 million. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as general economic conditions, market price of minerals and exploration and development costs. If we cannot raise sufficient financing to continue our operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues (not in the foreseeable future), we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production (if such event occurs).

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

As of November 21, 2022, we have 72,896,053 shares of Common Stock issued and outstanding, and 532,000 shares of our Common Stock underlying common stock equivalents at exercise prices between $0.10 and $0.60 per share, expiring through August 2026.

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

Shares of our Common Stock have historically been thinly traded. Currently there is a limited, sporadic and highly volatile market for our Common Stock, and no active market for our Common Stock may develop in the future. As a result, our stock price as quoted by the OTCQB may not reflect an actual or perceived value. Moreover, several days may pass before any shares are traded; meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including, but not limited to:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Executive and Field Offices. Our headquarters are located at 539 El Paso Street, Sierra Blanca, Texas 79851. Our accounting functions are conducted by personnel in Galveston, Texas and Denver, Colorado, all under the supervision of our chief financial officer.

Overview of the Round Top Project. We are currently in the exploration stage and have not established that the Round Top Project contains proven mineral reserves or probable mineral reserves as defined under Item 1300 of Regulation S-K. The Round Top Project is currently owned by Round Top Development, LLC in which we have a 20% interest.

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

Round Top Location Map

Acquisition and Ownership

August 2010 Lease

In August 2010, we entered into a new mining lease with the GLO covering Sections 7 and 18 of Township 7, Block 71 and Section 12 of Block 72, covering approximately 860 acres at Round Top Mountain in Hudspeth County, Texas. The mining lease issued by the GLO gives us the right to explore, produce, develop, mine, extract, mill, remove, and market uranium, rare earth elements, all other base and precious metals, industrial minerals and construction materials and all other minerals excluding oil, gas, coal, lignite, sulfur, salt, and potash. The term of the lease is nineteen years from the execution date of the lease so long as minerals are produced in paying quantities.

Under the lease, Round Top is obligated to pay the State of Texas a lease bonus of $142,518; $44,718 of which the Company previously paid upon the execution of the lease, and $97,800 which will be due and payable by Round Top upon the submission of a supplemental plan of operations to conduct mining. Upon the sale of minerals removed from the Round Top Project, Round Top will pay the State of Texas a $500,000 minimum advance royalty.

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

In August 2022, Round Top paid the State of Texas a delay rental to extend the term of the lease in an amount equal to $134,155.

November 2011 Lease

In November 2011, we entered into a mining lease with the State of Texas covering approximately 90 acres contiguous with and extending the August 2010 Lease. Under the lease, we paid the State of Texas a lease bonus of $20,700 which was paid upon the execution of the lease. Upon the sale of minerals removed from the Round Top Project, Round Top will pay the State of Texas a $50,000 minimum advance royalty. Thereafter, Round Top will pay the State of Texas a production royalty equal to eight percent of the market value of uranium and other fissionable materials removed and sold from the Round Top Project and six and one quarter percent of the market value of all other minerals sold from the Round Top Project. The term of the lease is nineteen years from the execution date of the lease so long as minerals are produced in paying quantities.

If paying quantities have not been obtained, Round Top may pay additional delay rental fees to extend the term of the lease for successive one (1) year periods pursuant to the following schedule:

	Per Acre Amount	Total Amount
November 1, 2015 – 2019	$75	$6,750
November 1, 2020 – 2024	$150	$13,500
November 1, 2025 – 2029	$200	$18,000

In August 2022, Round Top paid the State of Texas a delay rental to extend the term of the lease in an amount equal to $13,500.

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

March 2021 Purchased the South ½ of Section 45, Block 71, Township 6, T&P RR Survey

This ½ Section comprising 320 acres more or less was purchased for a price of $400 per acre, or a total of approximately $128,000. This tract was purchased for siting the demonstration plant when it is relocated from its present location at Wheatridge, Colorado. This tract is contiguous with the Surface Option area.

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

Power is currently supplied to Sierra Blanca through El Paso Electric Services. El Paso Electric Services has approximately 1,643 megawatts of generating capacity. As the greater power needs of a floatation operation have been eliminated by the proposed heap leach mine plan, the existing 69 kV is thought to be adequate to supply the envisioned heap leach operation.

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

Santa Fe Gold Corporation

In November 2021, the Company entered into a mineral exploration and option agreement with Santa Fe Gold Corporation (“Santa Fe”). Under the option agreement, the Company and Santa Fe plan to pursue, negotiate and subsequently enter into a joint venture agreement to jointly explore and develop a target silver property to be selected by the Company among patented and unpatented mining claims held by Santa Fe within the Black Hawk Mining District in Grant County, New Mexico. Completion of a joint venture agreement, if any, is subject to the successful outcome of a multi-phase exploration plan leading to a bankable feasibility study to be undertaken in the near future by the Company. Under the contemplated terms of the proposed joint venture agreement, the Company would be project operator and initially own 50.5% of the joint venture while Santa Fe would initially own 49.5%. Additional terms of the joint venture are expected to be negotiated between the Company and Santa Fe in the future. There can be no assurance that the Company and Santa Fe will enter into a formal join venture agreement.

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

Additionally, in November 2021, the Company entered into a financing and purchase option agreement with Greentech Minerals Holdings, Inc. (“Greentech”); however, Greentech determined not to pursue this financing option. The Company is currently pursuing other financing sources. There can be no assurance that the Company will be able to arrange and procure necessary financing to commercially exploit a silver property currently held by Santa Fe within the Black Hawk Mining District in Grant County, New Mexico.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended August 31, 2022, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).

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

Fiscal Year 2022	High	Low
Quarter ended August 31, 2022	$2.30	$1.70
Quarter ended May 31, 2022	$2.21	$1.65
Quarter ended February 28, 2022	$2.38	$1.62
Quarter ended November 30, 2021	$2.49	$1.41

Fiscal Year 2021	High	Low
Quarter ended August 31, 2021	$2.33	$1.45
Quarter ended May 31, 2021	$4.35	$2.00
Quarter ended February 28, 2021	$4.70	$1.35
Quarter ended November 30, 2020	$1.70	$1.20

The last bid price of our Common Stock on November 16, 2022 was $1.82 per share.

Holders

The approximate number of holders of record of our Common Stock as of November 21, 2022 was 537.

Dividends

We have not paid any cash dividends on our equity securities and our Board has no present intention of declaring any cash dividends. We are not prohibited from paying any dividends pursuant to any agreement or contract.

Securities Authorized for Issuance under Equity Compensation Plans

We have adopted a stock option plan, approved by our shareholders. As of August 31, 2022, a total of 9,000,000 shares of our Common Stock have been reserved for issuances under our plan, with 5,625,000 shares being reserved for future issuance.

The following table sets forth certain information as of August 31, 2022 concerning our Common Stock that may be issued upon the exercise of options or warrants or pursuant to purchases of stock under the Amended 2008 Plan:

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options	(b) Weighted- Average Exercise Price of Outstanding Options	(c) Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	440,000	$0.34	5,625,000
Nonplan equity compensation	80,000	$0.30	—
Total	520,000	$0.34	5,625,000

Recent Sales of Unregistered Securities During Fiscal 2022

Except as set forth below, all unregistered sales of equity securities during the period covered by the Annual Report were previously disclosed in our current reports on Form 8-K or quarterly reports on Form 10-Q.

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (D)
June 2022	Common Stock	33,438(A)	Directors	$Nil	Services	Sec. 4(a)(2)
July 2022	Common Stock	77,330(C)	Director	$Nil	Cashless exercise	Sec. 4(a)(2)
August 2022	Common Stock	6,000(C)	Director	1,200	Cash	Sec. 4(a)(2)
August 2022	Common Stock Options	30,000(B)	Consultant	$Nil	Services	Sec. 4(a)(2)

(A)	Common Stock issued for Board of Director’s services.
(B)	Common Stock Options issued pursuant to a consulting agreement for professional services.
(C)	Exercise of Common Stock Options into 77,330 and 6,000 shares of Common Stock at $0.45 and $0.20 per share, respectively. The 77,330 shares of Common Stock were through a cashless exercise.
(D)	With respect to sales designated by “Sec. 4(a)(2),” these shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act as privately negotiated, isolated, non-recurring transactions not involving any public offer or solicitation. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

ITEM 6. RESERVED

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

In May 2021, we contributed our assets to Round Top in exchange for a 20% membership interest in Round Top.

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

Our financial statements have been prepared assuming that the Company will continue as a going concern.

Our financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit from inception through August 31, 2022, of approximately $39,752,000 and has yet to achieve profitable operations, and projects further losses in the development of its business. At August 31, 2022, the Company had a working capital surplus of approximately $2,352,000; however the Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

In accordance with our current projected Budget, the Company does not have sufficient capital to fund its (i) total cash calls expected during the fiscal year ending August 31, 2023 (expected to be approximately $15.4 million) and (ii) expected general and administrative expenses during the fiscal year ending August 31, 2023 (expected to be approximately $603,000). Failure of the Company to make required cash calls to Round Top would result in significant dilution to its 20% ownership interest. Accordingly, the Company will be required to raise additional capital to fund its obligations (pursuant to the Budget and to fund general and administrative expenses) during the fiscal year ended August 31, 2023. There can be no assurance that the Company will be able to raise the necessary capital to fund its cash calls and expected general and administrative expenses. We have no firm commitments for equity or debt financing and any financing that may be obtained will be on a best efforts basis. Based on these factors, there is substantial doubt as to the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of these financial statements. The failure to obtain sufficient financing may cause us to curtail or discontinue operations.

Liquidity and Capital Resources

At August 31, 2022, our accumulated deficit was approximately $39,752,000 and our cash position was approximately $1,838,000. We had a working capital surplus of approximately $2,596,000. Round Top has not commenced commercial production on the Round Top Project. We have no revenues from operations and anticipate we will have no operating revenues until we place one or more of our properties into production. All properties are in the exploration stage.

During the fiscal year ending August 31, 2022, we funded approximately $1,937,000 to Round Top pursuant to our funding obligations set forth in the Operating Agreement. Round Top funded approximately $8,402,000 in connection with advancing the Round Top Project.

During the current fiscal year, Round Top is expected to fund the expenditure of approximately $77.1 million to optimize the leaching and developing of the CIX/CIC processing of the Round Top Project. Initial process design work will be carried out at USARE’s facility in Wheat Ridge, Colorado. Pending completion of the initial process development, this facility will either be relocated to or replicated at the Round Top Project where a pilot plant is expected to be established. This work will consist of mining and crushing approximately 40,000 tonnes of rhyolite and setting up and equipping a facility to conduct pilot plant scale heap leaching. It is estimated that the Round Top Project will require additional time and further expenditure to complete a bankable feasibility study. We plan to fund up to approximately $15.4 million of the expected expenditures by Round Top during our current fiscal year.

We do not have sufficient cash on hand to fund our portion of the Round Top Budget during our current fiscal year. Therefore, we will need to raise additional funding to implement our business strategy and to continue to fund our portion of the Round Top Budget, the failure of which could cause us to curtail or cease our operations. The most likely source of future financing presently available to us is through the sale of our securities. Any sale of our shares of Common Stock will result in dilution of equity ownership to existing stockholders. This means that if we sell shares of Common Stock, more shares will be outstanding and each existing stockholder will own a smaller percentage of the shares then outstanding. Alternatively, we may rely on debt financing and assume debt obligations that require us to make substantial interest and capital payments. Also, we may issue or grant warrants or options in the future pursuant to which additional shares of Common Stock may be issued. Exercise of such warrants or options will result in dilution of equity ownership to our existing stockholders. We have no firm commitment with respect to obtaining debt or equity financing and, accordingly, we will be reliant upon a best efforts financing strategy. Accordingly, there is no assurance that we will be able to raise necessary capital to fund our portion of the Round Top Budget and our general administrative expenses during the fiscal year ending August 31, 2023.

Results of Operations

Fiscal Years ended August 31, 2022 and 2021

Grant Income

Grants received from government and other agencies in advance of a specific project’s expenses are deferred and recognized as other income in the statements of operations in the period they are earned and the related project costs are incurred. For the years ended August 31, 2022 and 2021, we recognized $561,950 and $712,000, respectively, of grant income which is presented in other income net of grant related expenses totaling approximately $561,860 and $438,000, respectively.

Revenue

During the fiscal year ended August 31, 2022 and 2021, we had no revenues. For the fiscal year ended August 31, 2022, our net loss was approximately $2,904,000. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $39,752,000 as of August 31, 2022.

Operating expenses and resulting losses from operations.

We incurred exploration costs for the fiscal years ended August 31, 2022 and 2021, in the amount of approximately $1,535,000 and $220,000, respectively. Expenditures during fiscal year 2022 were primarily for our obligation to fund our portion of the cash requirements set forth by our joint venture agreement with USARE. Currently eighty-percent of the expenditures associated with the joint venture are funded by our joint venture partner, USARE.

Our general and administrative expenses for the fiscal year ended August 31, 2022 were approximately $1,376,000 of which approximately $503,000 were stock compensation for services. The remaining expenditures were primarily for payroll, professional fees and other general administrative expenses necessary for our operations.

Our general and administrative expenses for the fiscal year ended August 31, 2021 were approximately $1,343,000 of which approximately $880,000 were stock compensation for services. The remaining expenditures were primarily for payroll, professional fees and other general administrative expenses necessary for our operations.

We had losses from operations for the fiscal years ended August 31, 2022 and 2021 totaling approximately $2,911,000 and $1,563,000, respectively. We had a net loss for the fiscal year ended August 31, 2022 totaling approximately $2,904,000 and net income for the fiscal year ended August 31, 2021 totaling approximately $2,044,000. We earned interest from our cash balances of approximately $7,000 and $6,000 for the years ended August 31, 2021 and 2020, respectively.

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

None

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position, or cash flow.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are fairly presented in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Management believes that the following critical accounting estimates and judgments have a significant impact on our financial statements; Valuation of options granted to directors and officers using the Black-Scholes model, and fair value of mineral properties. The accounting policies are described in greater detail in Note 2 to our audited financial statements for the fiscal year ended August 31, 2022.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Texas Mineral Resources Corp.

Sierra Blanca, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Texas Mineral Resources Corp. (the Company) as of August 31, 2022 and 2021, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended August 31, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s inability to meet funding requirements for its interest in Round Top Mountain Development, LLC would result in significant dilution of its ownership interest. The Company has not generated any revenues and the Company does not have resources sufficient to meet the projected funding requirements. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/S/ Ham, Langston & Brezina, L.L.P.

We have served as the Company’s auditor since 2020.

Houston, Texas

November 29, 2022

PCAOB ID #298

Texas Mineral Resources Corp.

CONSOLIDATED BALANCE SHEETS

August 31, 2022 and 2021

	2022	2021
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,838,300	$5,106,653
Short-term investments	505,611	—
Prepaid expenses and other current assets	293,130	73,029

Total current assets	2,637,041	5,179,682

Property and equipment, net	23,853	30,834
Mineral properties, net	415,607	181,755
Deposit	7,500	12,620

TOTAL ASSETS	$3,084,001	$5,404,891

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$41,101	$191,394
Accounts payable - related parties	—	10,000

Total current liabilities	41,101	201,394

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01; 100,000,000 shares authorized, 72,869,220 and 71,934,065 shares issued and outstanding as of August 31, 2022 and 2021, respectively	728,692	719,341
Additional paid-in capital	42,066,269	41,332,478
Accumulated deficit	(39,752,061)	(36,848,322)

Total shareholders’ equity	3,042,900	5,203,497

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,084,001	$5,404,891

The accompanying notes are an integral part of these consolidated financial statements.

Texas Mineral Resources Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended August 31, 2022 and 2021

	2022	2021
OPERATING EXPENSES
Exploration costs	$1,534,915	$220,051
General and administrative	1,376,274	1,342,805

Total operating expenses	2,911,189	1,562,856

LOSS FROM OPERATIONS	(2,911,189)	(1,562,856)

OTHER INCOME (EXPENSE)
Gain on sale of assets	—	3,326,899
Grant income, net of related expenses	93	274,072
Interest and other income	7,357	6,088

Total other income (expense)	7,450	3,607,059

NET INCOME (LOSS)	$(2,903,739)	$2,044,202

Net income (loss) per common share
Basic	$(0.04)	$0.03

Diluted	$(0.04)	$0.03

Weighted average shares outstanding
Basic	72,403,029	71,651,114

Diluted	72,403,029	72,862,214

The accompanying notes are an integral part of these consolidated financial statements.

Texas Mineral Resources Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended August 31, 2022 and 2021

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(2,903,739)	$2,044,202
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	6,981	4,072
Stock based compensation	503,442	787,939
Gain on sale of mineral properties	—	(3,326,899)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(220,101)	110,170
Accounts payable and accrued liabilities	(150,293)	(218,533)
Accounts payable – related parties	(10,000)	—

Net cash used in operating activities	(2,773,710)	(599,049)

CASH FLOWS FROM INVESTING ACTIVITIES
Return of (payments for) deposits	5,120	(5,120)
Purchases of short-term investments	(505,611)
Purchases of property and equipment	—	(34,906)
Purchases of mineral properties	(233,852)	(229,849)
Proceeds from sale of interest in mineral properties	—	3,000,000

Net cash (used in) provided by investing activities	(734,343)	2,730,125

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	—	147,826
Proceeds from exercise of common stock options and warrants	239,700	81,300

Net cash provided by financing activities	239,700	229,126

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,268,353)	2,360,202

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,106,653	2,746,451

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,838,300	$5,106,653

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid for interest expense	$—	$—

Cash paid for income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued as payment of accrued expenses	$—	$92,500

Advances from related parties applied to consideration in sale of interest in mineral properties	$—	$729,227

The accompanying notes are an integral part of these consolidated financial statements.

Texas Mineral Resources Corp.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended August 31, 2022 and 2021

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at August 31, 2020	—	$—	71,323,278	$713,233	$40,376,847	$(38,892,524)	$2,197,556

Stock based compensation	—	—	83,345	834	787,105	—	787,939
Common stock issued as payment of accrued directors’ fees	—	—	61,936	619	91,881	—	92,500
Common stock issued upon exercise of options and warrants	—	—	296,000	2,960	78,340	—	81,300
Common stock issued upon cashless exercise of options and warrants	—	—	169,506	1,695	(1,695)	—	—
Net income	—	—	—	—	—	2,044,202	2,044,202

Balance at August 31, 2021	—	—	71,934,065	719,341	41,332,478	(36,848,322)	5,203,497

Stock based compensation	—	—	131,825	1,318	176,689	—	178,007
Common stock options and warrants issued for services	—	—	—	—	325,435	—	325,435
Common stock issued upon exercise of options and warrants	—	—	726,000	7,260	232,440	—	239,700
Common stock issued upon cashless exercise of options and warrants	—	—	77,330	773	(773)	—	—
Net loss	—	—	—	—	—	(2,903,739)	(2,903,739)

Balance at August 31, 2022	—	$—	72,869,220	$728,692	$42,066,269	$(39,752,061)	$3,042,900

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2022 AND 2021

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

Going Concern

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit from inception through August 31, 2022, of approximately $39,752,000 and has yet to achieve profitable operations, and projects further losses in the development of its business.

At August 31, 2022, the Company had a working capital surplus of approximately $2,352,000, however the Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should we be unable to continue as a going concern.

In accordance with our current projected budget, the Company does not have sufficient capital to fund its total cash calls and expected general and administrative expenses during the fiscal year ending August 31, 2023. Failure by the Company to make required cash calls to Round Top would result in significant dilution to its 20% ownership interest. Accordingly, the Company will be required to raise additional capital to fund its obligations during the fiscal year ended August 31, 2023. There can be no assurance that the Company will be able to raise the necessary capital to fund its cash calls and expected general and administrative expenses. The Company may also seek to obtain short-term loans from the directors of the Company. Based on these factors, there is substantial doubt as to the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of these financial statements.

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

Short-term investments

Short-term investments consists of certificates of deposit and similar time-based deposits with financial institutions with original maturity dates over three months and up to twelve months. The carrying value approximates fair value due to the short duration of the instrument.

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

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

The Company recognizes and measures a tax benefit from uncertain tax positions when it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company adjusts these liabilities when its judgement changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate or future recognition of an unrecognized tax benefit. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. The Company recognizes interest and penalties related to unrecognized tax positions within the income tax expense line in the statements of operations. Management believes the Company has no uncertain tax positions at August 31, 2022 and 2021.

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

The following table sets forth the computation of basic and dilutive weighted average shares for the years ended August 31, 2022 and 2021:

	2022	2021
Weighted average basic shares	72,403,029	71,651,114
Dilutive securities:
Stock options and warrants	—	1,211,100

Weighted average dilutive shares	72,403,029	72,862,214

At August 31, 2022, options and warrants to purchase 532,000 shares of common stock were outstanding but not included in the computation of dilutive earnings per share, because these options and warrants were antidilutive.

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

In connection with USARE meeting its obligations to acquire a 70% interest in Round Top and exercising its right to an additional 10% interest, the Company received total consideration of approximately $3,728,000, consisting of the $3 million upon exercise of the option and approximately $729,000 in previous advances to the Company by USARE, and derecognized 80% of the carrying amount of mineral properties, or approximately $402,000. The resulting gain on sale of interest in mineral properties in the amount of approximately $3,327,000 is included as its own line item in other income (expense).

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

USARE, as manager, will issue monthly cash calls pursuant to adopted Budgets. Both parties, as members, will have 10 days after receipt of such a billing to meet the cash call. Failure to meet a cash call results in dilution. Successive failures in the same budgetary period can result in accelerated dilution or a default loan at a default interest rate. If a member (the “Delinquent Member”) does not contribute all or any portion of any additional capital contribution that such member is required to contribute (the “Default Amount”), then the other member (the “Non-Defaulting Member”) may elect to contribute the Default Amount to Round Top, or not to contribute the Default Amount to Round Top and, in both cases, the interests of the members will be recalculated. If the default by the Delinquent Member is the second or any subsequent default during the period of any adopted Budget, the Non-Defaulting Member may elect to contribute the Default Amount to Round Top on behalf of the Delinquent Member and to reduce the ownership interest of the Delinquent Member by an amount (expressed as a percentage) equal to: (i) 150%; multiplied by the Default Amount; divided by (ii) the aggregate contributed capital of all members (determined after taking into account the contribution of the Default Amount on behalf of the Delinquent Member). The interest of the Non-Defaulting Member will be increased by the reduction in the interest of the Delinquent Member

NOTE 3 – JOINT VENTURE ARRANGEMENTS (CONTINUED)

The Company accounts for its interest in Round Top using the proportionate consolidation method, which is an exception available to entities in the extractive industries, thereby recognizing its pro-rate share of the assets, liabilities, and operations of Round Top in the appropriate classifications in the financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of office furniture, equipment and vehicles. Property and equipment are depreciated using the straight-line method over their estimated useful life of 3-20 years. Following is an analysis of property and equipment at August 31, 2022 and 2021:

	2022	2021
Furniture and office equipment	$75,606	$75,606
Vehicles	124,092	124,092
Computers and software	48,711	48,711
Field equipment	71,396	71,396

Total cost basis	319,805	319,805
Less: accumulated depreciation	(295,951)	(288,970)

Property and equipment, net	$23,853	$30,834

Depreciation expense for the years ending August 31, 2022 and 2021 was $6,981 and $4,072, respectively.

NOTE 5 – MINERAL PROPERTIES

As further discussed in Note 3, Joint Venture Arrangements, in May 2021, the Company assigned all rights and obligations related to the Round Top Project to Round Top in exchange for a 20% interest. The following discussion of the “August 2010 Lease”, “November 2011 Lease”, “March 2013 Lease”, and “October 2014 Surface Option and Water Lease” pertain to the Round Top Project.

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

Under the terms of the lease, the Company is obligated to pay the State of Texas a total lease bonus of $142,518. The Company paid $44,718 upon the execution of the lease, and Round Top will pay the remaining $97,800 upon submission of a supplemental plan of operations to conduct mining. Upon the sale of any minerals removed from the Round Top Project, Round Top will pay the State of Texas a $500,000 minimum advance royalty. Thereafter, if paying quantities of minerals are obtained, Round Top will pay the State of Texas a production royalty equal to eight percent of the market value of uranium and other fissionable materials removed and sold from the Round Top Project and six and one quarter percent of the market value of all other minerals removed and sold. If paying quantities have not been obtained, Round Top may pay additional delay rental fees to extend the term of the lease for successive one (1) year periods pursuant to the following schedule:

	Per Acre Amount	Total Amount
September 2, 2020 – 2024	$150	$134,155
September 2, 2025 – 2029	200	178,873

In August 2022, our joint venture partner paid the State of Texas a delay rental to extend the term of the lease in an amount equal to $134,155.

NOTE 5 – MINERAL PROPERTIES (CONTINUED)

November 2011 Lease

On November 1, 2011, the Company executed a mining lease with the State of Texas covering approximately 90 acres of land that is adjacent to the August 2010 Lease. Under the lease, the Company paid the State of Texas a lease bonus of $20,700 upon the execution of the lease. Upon the sale of minerals removed from the Round Top Project, Round Top will pay the State of Texas a $50,000 minimum advance royalty. Thereafter, if paying quantities of minerals are obtained, Round Top will pay the State of Texas a production royalty equal to eight percent of the market value of uranium and other fissionable materials removed and sold from the Round Top Project and six and one quarter percent of the market value of all other minerals. If paying quantities have not been obtained, Round Top may pay additional delay rental fees to extend the term of the lease for successive one (1) year periods pursuant to the following schedule:

	Per Acre Amount	Total Amount
November 1, 2020 – 2024	$150	$13,500
November 1, 2025 – 2029	200	18,000

In August 2022, our joint venture partner paid the State of Texas a delay rental to extend the term of the lease in an amount equal to $13,500.

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

Santa Fe Gold Corporation

In November 2021, the Company entered into a mineral exploration and option agreement with Santa Fe Gold Corporation (“Santa Fe”). Under the option agreement, the Company and Santa Fe plan to pursue, negotiate and subsequently enter into a joint venture agreement to jointly explore and develop a target silver property to be selected by the Company among patented and unpatented mining claims held by Santa Fe within the Black Hawk Mining District in Grant County, New Mexico. Completion of a joint venture agreement, if any, is subject to the successful outcome of a multi-phase exploration plan leading to a bankable feasibility study to be undertaken in the near future by the Company. Under the contemplated terms of the proposed joint venture agreement, the Company would be project operator and initially own 50.5% of the joint venture while Santa Fe would initially own 49.5%. Additional terms of the joint venture are expected to be negotiated between the Company and Santa Fe in the future.

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

NOTE 5 – MINERAL PROPERTIES (CONTINUED)

The term of the option is for so long as the Company continues to conduct exploration activities in the Project Area and can be exercised on 60 days’ notice to Santa Fe.

Additionally, in November 2021, the Company entered into a financing and purchase option agreement with Greentech Minerals Holdings, Inc. (“Greentech”); however, Greentech determined not to pursue this financing option. The Company is currently pursuing other financing sources.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at August 31, 2022 and 2021, consist of the following:

	2022	2021
Accounts payable – trade	$41,101	$175,328
Accrued payroll and related expenses	—	16,049
Other	—	17
Total accounts payable and accrued liabilities	$41,101	$191,394

NOTE 7 – RELATED PARTY TRANSACTIONS

During the year ended August 31, 2021, USARE, the Company’s joint venture partner, provided cash advances of $147,826, to pay certain deferred lease rental costs and amounts due under a note payable to the Rio Grande Foundation. These advances are uncollateralized and are non-interest-bearing. The cumulative balance of advances from USARE on May 17, 2021 totaling $728,227 was applied as consideration for the sale of 80% interest in Round Top as further discussed in Note 3, Joint Venture Arrangements.

NOTE 8 – INCOME TAXES

The following table sets forth a reconciliation of the federal income tax benefit to the United States federal statutory rate of 21% for the years ended August 31, 2022 and 2021:

	2022	2021
Income tax benefit (expense) at 21% statutory rate	$609,785	$(429,282)
Stock-based compensation	(105,723)	(184,893)
(Increase) decrease in valuation allowance	(504,062)	614,175
	$—	$—

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as a deferred tax asset and liability. Significant components of the deferred tax assets are set out below along with a valuation allowance to reduce the net deferred tax asset to zero.

Management has established a valuation allowance because, based on an analysis of the tax benefits underlying deferred tax assets, it is unable to establish that it is more-likely-than-not that a tax benefit will be realized. Significant components of deferred tax asset at August 31, 2022 and 2021 are as follows:

	2022	2021
Net operating loss carryforward	$4,522,754	$4,341,024
Difference in property and equipment basis	796,890	474,558
Less valuation allowance	(5,319,644)	(4,815,582)
Net deferred tax asset	$—	$—

As a result of a change in control effective in April 2007, net operating losses prior to that date may be partially or entirely unavailable under tax law, to offset future income and; accordingly, these net operating losses are excluded from deferred tax assets.

The net operating loss carryforward in the approximate amount of $13,692,000 began to expire in 2022. The Company files income tax returns in the United States and in one state jurisdiction. With few exceptions, the Company is no longer subject to United States federal income tax examinations for fiscal years ending before 2011 and no longer subject to state tax examinations for years before 2010.

NOTE 9 – SHAREHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 100,000,000 shares of common stock, with a par value of $0.01 per share, and 10,000,000 preferred shares with a par value of $0.001 per share.

NOTE 9 – SHAREHOLDERS’ EQUITY (CONTINUED)

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

Following is an analysis of common stock issuances during the years ended August 31, 2022 and 2021:

August 31, 2022

In October 2021, the Company issued 41,231 shares of common stock related to Director fees earned and expensed during the year ended August 31, 2021.

During the year ended August 31, 2022, the Company issued 90,594 shares of common stock valued at $136,505, as payment for director fees. In addition, the Company recognized stock compensation and a corresponding charge to additional paid-in capital in the amount of $41,502 for director’s fees earned during the quarter ended August 31, 2022. The Company issued the related 26,833 shares of common stock in October 2022.

In January 2020, the Company entered into three separate consulting agreements for total consideration of 699,999 shares of common stock (233,333 per agreement). The common stock underlying the agreements had a total value of $448,000, based on the $0.64 quoted market price of the common stock on the agreement date. The right to receive the common stock is subject to ratable vesting over a 24-month period and at May 31, 2022, 699,999 shares had vested and 87,501 had been issued. The Company recognized $74,667 and $224,000 of compensation expense under these consulting agreements during the years ended August 31, 2022 and 2021, respectively, which is included in general and administrative expenses in the accompanying consolidated statements of operations. The consultants have requested that the Company hold the remaining shares issuable under the agreements in trust to allow the consultants to request their shares as they vest.

During the year ended August 31, 2022, the holders of 720,000 common stock options and 6,000 common stock warrants exercised the related instruments for total cash consideration of $239,700. The exercise price of the common stock options ranged from $0.30 to $0.45 per share and the exercise price of the common stock warrants were $0.20 per share.

During the year ended August 31, 2022, a total of 100,000 common stock options were exercised on a cashless basis into 77,330 shares of common stock. The common stock options had an exercise price of $0.45 per share.

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

NOTE 9 – SHAREHOLDERS’ EQUITY (CONTINUED)

Options

The following table sets forth certain information as of August 31, 2022 and 2021 concerning common stock that may be issued upon the exercise of options not covered by the Amended 2008 Plan and pursuant to purchases of stock under the Amended 2008 Plan (All options are fully vested and exercisable at August 31, 2022 and 2021):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding, vested and exercisable at August 31, 2021	1,763,500	$0.35	3.45	$2,028,025
Options granted	174,000	0.60	—	—
Options exercised	(420,000)	0.28	—	—
Options cancelled/forfeited/expired	(40,000)	0.30	—	—

Outstanding, vested and exercisable at August 31, 2021	1,477,500	0.40	2.68	$1,523,430
Options granted	120,000	0.30	—	—
Options exercised	(820,000)	0.35	—	—
Options cancelled/forfeited/expired	(257,500)	0.45	—	—

Outstanding, vested and exercisable at August 31, 2022	520,000	$0.31	2.79	$693,300

Amended 2008 Stock Option Plan

In September 2008, the Board adopted the 2008 Stock Option Plan (the “2008 Plan”), which was approved by the Company’s shareholders and provided 2,000,000 shares available for grant. In 2011, 2012, and 2016, the Board adopted amendments to the 2008 Plan, approved by the shareholders, that increased the shares available for issuance under the 2008 Plan by a total of 7,000,000 shares (as amended, the “Amended 2008 Plan”). Accordingly, at August 31, 2022 and 2021, 9,000,000 shares were designated for issuance under the 2008 Plan, as amended. At August 31, 2022, a total of 5,625,000 shares of common stock remained available for future grants under the Amended 2008 Plan.

During the year ended August 31, 2022, the Company granted a total of 120,000 stock options, with a fair value of $250,768 on the date of grant, to a consultant. The fair value of the options was determined using the Black-Scholes option-pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate between 0.25% and 2.33% (ii) estimated volatility between 197% and 202% (iii) dividend yield of 0.00% and (iv) expected life of all options of 5 years. The Company recognized the full $250,768 as compensation expense during the year ended August 31, 2022.

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

Warrants

Warrant activity for the years ended August 31, 2021 and 2020 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding and exercisable at August 31, 2020	3,318,038	$0.40	0.28	$3,649,842
Warrants granted	10,000	0.01
Warrants exercised	(76,000)	0.33
Warrants cancelled/forfeited/expired	(3,218,038)	0.10	—	—

Outstanding and exercisable at August 31, 2021	34,000	$0.10	1.2	$45,660
Warrants granted	—	—	—	—
Warrants exercised	(6,000)	0.20	—	—
Warrants cancelled/forfeited/expired	(16,000)	0.10	—	—
Outstanding and exercisable at August 31, 2022	12,000	$0.04	1.0	$23,780

NOTE 9 – SHAREHOLDERS’ EQUITY (CONTINUED)

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

NOTE 10 – SUBSEQUENT EVENTS

In October 2022, we issued 26,833 shares of common stock to our Directors for accrued Director fees earned from June through August 2022.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended August 31, 2022, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). Management has assessed the effectiveness of internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness, as defined by SEC rules, is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in internal control over financial reporting that were identified are:

a)	We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of U.S. GAAP commensurate with our complexity and our financial accounting and reporting requirements. We have limited experience in the areas of financial reporting and disclosure controls and procedures. As a result, there is a lack of monitoring of the financial reporting process and there is a reasonable possibility that material misstatements of the financial statements, including disclosures, will not be prevented or detected on a timely basis; and

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

As a result of the existence of these material weaknesses as of August 31, 2022, management has concluded that we did not maintain effective internal control over financial reporting as of August 31, 2022, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our current directors and executive officers. The term for each director expires at our next Annual Meeting or until his or her successor is appointed and qualified. The ages of the directors and officers are shown as of August 31, 2022:

Name	Age	Current Office with Company	Positions Held Since
Daniel E. Gorski	85	Director Chief Executive Officer	January 2007 August 2012
Anthony Marchese	66	Director	December 2009
Cecil Wall	91	Director	August 2007
Peter Denetclaw	63	Director	August 2019
LaVern (Vern) Kenneth Lund	49	Director	May 2022
Kevin Francis	62	Director	November 2020
Wm Chris Mathers	63	Chief Financial Officer	February 2016

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

LaVern Kenneth Lund – Mr. Lund began his career as an Engineer with North American Coal Corporation (NACoal) in 1996. Mr. Lund has served as chief executive officer of Navajo Transitional Energy Company since February 1, 2022. Over the past 25 years prior to Navajo Transitional Energy Company, Mr. Lund had held various technical, operational management and executive level positions, including over 18 years of field operating experience while working at five different surface mines located in North Dakota, Texas and Mississippi. Mr. Lund is a Registered Professional Engineer in the state of Mississippi. He also holds a Masters of Business Administration from Auburn University and is a graduate of Wharton Advanced Management Program.

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

Director Independence

The Company currently has five independent directors as follows:

●	Anthony Marchese
●	Cecil Wall
●	Peter Denetclaw
●	LaVern Lund
●	Kevin Francis

Meetings of the Board and Board Member Attendance at Annual Meeting

During the fiscal year ending August 31, 2022, the Board held one (1) meeting of the Board. None of the incumbent Directors attended fewer than 75% of the board meetings which occurred during their tenure on the Board.

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

Audit Committee and Audit Committee Financial Experts

The Company has a standing Audit Committee and audit committee charter, which complies with Rule 10A-3 of the Exchange Act. The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is currently comprised of two (2) directors, both of whom, in the opinion of the Board, are independent (in accordance with the Nasdaq independence standards), being Anthony Marchese (Chairman) and Cecil Wall. Mr. Marchese is a “financial expert” as defined under Item 407(d)(5) of Regulation S-K. Our third committee member passed away in October 2022. We intend to appoint a third member to the audit committee once a new Board member has been appointed.

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

A copy of the Audit Committee charter is available for review on the Company’s website at www.TMRC.com.

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

In the course of providing its oversight responsibilities regarding the audited annual financial statements for the year ended August 31, 2022, the Committee reviewed the audited annual financial statements for the year ended August 31, 2022 with management and the Company’s independent auditors. The Committee reviewed accounting principles, practices, and judgments as well as the adequacy and clarity of the notes to the financial statements.

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

In reliance on the reviews and discussions referred to above, the Committee recommended to the Board, and the Board has approved, that the audited financial statements be included in the Annual Report to the SEC on Form 10-K for the year ended August 31, 2022. The Committee and the Board have also recommended the selection of Ham, Langston & Brezina, L.L.P. as independent auditors for the Company for the fiscal year ending August 31, 2022.

Submitted by the Audit Committee Members

●	Anthony Marchese (Chairman)
●	Cecil Wall

Compensation Committee

The Company has a Compensation Committee comprised of three (3) directors, each of whom, in the opinion of the Board, are independent (as determined under the Nasdaq independence standards): Cecil Wall (Chairman), Kevin Francis and Anthony Marchese.

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

The Compensation Committee does not and cannot delegate its authority to determine director and executive officer compensation. Our Compensation Committee and management did not engage the services of an external compensation consultant during fiscal year 2022.

A copy of the Compensation Committee charter is available for review on the Company’s website at www.TMRC.com.

Compensation Committee Interlocks and Insider Participation

There are no Compensation Committee or Board interlocks among the members of the Company’s Board.

Corporate Governance and Nominating Committee

General

The Company has a Corporate Governance and Nominating Committee composed of 1 director. This position was held by our Director, Nick Pingitore, who passed away in October 2022. This position is currently vacant. We intend to fill this position once a new Board member has been appointed.

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

Board Diversity

The Company does not have a formal policy regarding diversity in the selection of nominees for directors. The Corporate Governance and Nominating Committee does, however, consider diversity on an informal basis as part of its overall selection strategy.

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

The Company’s Code of Business and Ethical Conduct is available on our web site at www.TMRC.com. A copy of the Code of Business and Ethical Conduct will be provided to any person without charge upon written request to the Company at its executive offices. We intend to disclose any waiver from a provision of the Code of Business and Ethical Conduct that applies to any of the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions that relates to any element of the Company’s Code of Business and Ethical Conduct on the Company’s website. No waivers were granted from the requirements of the Code of Business and Ethical Conduct during the year ended August 31, 2022, or during the subsequent period thereto.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years stated for those persons who were, at August 31, 2022 named executive officers. “Named Executive Officer” means: (a) each Chief Executive Officer, (b) each Chief Financial Officer, (c) each of the three most highly compensated executive officers, or the three most highly compensated individuals acting in a similar capacity, other than the Chief Executive Officer and Chief Financial Officer, at the end of the most recently completed financial year; and (d) each individual who would be an Named Executive Officer under paragraph (c) but for the fact that the individual was neither an executive officer of the Company, nor acting in a similar capacity, at the end of that financial year.

Summary Compensation Table

			Option	All Other	Total
		Salary	Awards	Compensation	Compensation
Name and principal position	Year	(US$)	(US$)	(US$)	(US$)
Daniel Gorski	2022	$120,000	$—	$—	$120,000
Chief Executive Officer	2021	$120,000	$—	$—	$120,000

Wm Chris Mathers	2022	$60,000	$—	$—	$60,000
Chief Financial Officer	2021	$60,000	$—	$—	$60,000

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

Executive Compensation Agreements and Summary of Executive Compensation

Report on Executive Compensation

During the year ended August 31, 2022, the Board and the Company’s Compensation Committee, was responsible for establishing a compensation policy and administering the compensation programs of the Company’s executive officers.

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

There were no awarded stock options outstanding as of August 31, 2022.

Nonqualified Deferred Compensation

The Company does not offer nonqualified deferred compensation to any of its named executive officers.

Director Compensation

The following table sets forth the compensation granted to our directors during the fiscal year ended August 31, 2022. Compensation to directors that are also named executive officers is detailed above and is not included on this table.

	Fees Paid or	Fee Paid or
	Earned in	Earned in	Option
	Cash	Stock	Awards	Total
Name	($)	($)	($)	($)
Anthony Marchese	$—	$51,310	$—	$51,310
Cecil Wall	$—	$21,724	$—	$21,724
Nicholas Pingitore	$—	$29,613	$—	$29,613
Peter Denetclaw, Jr.	$—	$21,724	$—	$21,724
LaVern Lund	$—	$5,000	$—	$5,000
Kevin Francis	$—	$29,613	$—	$29,613

The Company does not currently pay directors’ fees in cash and paid the above-referenced directors’ fees in fiscal 2022 through the issuance of shares of common stock valued at the market price, less a discount of 20%, at the time such fees were earned. Each of our directors are reimbursed reasonable out of pocket expenses associated with attending our board meetings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information as of November 21, 2022, regarding the ownership of the Company’s common stock by: (i) each named officer, each director and all of the Company’s directors and executive officers as a group; and (ii) each person who is known by us to own more than 5% of the Company’s shares of common stock. The number of shares beneficially owned and the percentage of shares beneficially owned are based on 72,896,053 shares of common stock outstanding as of November 21, 2022.

Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. Shares subject to options that are exercisable within 60 days following November 21, 2022 are deemed to be outstanding and beneficially owned by the optionee for the purpose of computing share and percentage ownership of that optionee but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percent of Class Beneficially Owned
Daniel E. Gorski	7,006,423	(1)	9.6%
Anthony Marchese	6,318,945	(2)	8.7%
Cecil Wall	1,876,677	(3)	2.6%
Wm Chris Mathers	488,454	(4)	*
Peter Denetclaw, Jr.	10,150,038	(5)	13.9%
LaVern Lund	10,115,982	(6)	13.9%
Kevin Francis	30,539	(7)	*
All directors and executive officers as a group (7 persons)	25,905,714		35.5%
Navajo Transitional Energy Company	10,111,883	(8)	13.9%

* Less than 1%.

(1)	Represents 7,006,423 shares of Common Stock.

(2)	Represents 4,054,238 shares of Common Stock and 2,264,707 shares of common stock registered in the name of the Insiders Trend Fund, LP., an entity in which Mr. Marchese serves as general partner and chief investment officer.

(3)	Consists of 18,144 shares of Common Stock owned by Cecil Wall and 1,858,533 shares of Common Stock in the name of various trusts controlled by Mr. Wall.

(4)	Represents 488,454 shares of Common Stock.

(5)	Represents 38,155 shares of Common Stock. Mr. Denetclaw is also deemed to be a beneficial owner of 10,111,883 shares of common stock owned by Navajo Transitional Energy Company.

(6)	Represents 4,099, shares of Common Stock. Mr. Lund is deemed to be a beneficial owners of 10,111,883 shares of common stock owned by Navajo Transitional Energy Company.

(7)	Represents 30,539 shares of Common Stock

(8)	Messrs. Denetclaw and Lund have voting and investment power with respect to these shares.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, the Company believes that during fiscal year ended August 31, 2022 the filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, except that LaVern Lund did not file a Form 4 within the two business day requirement.  A Form 5 was filed on behalf of Mr. Lund on October 11, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditor, Ham, Langston & Brezina, L.L.P., for our two fiscal years ended August 31, 2022 and 2021, respectively:

	Years Ended August 31,
	2022	2021
Audit Fees	$66,855	$56,500
Audit Related Fees	—	2,750
Tax Fees	5,000	5,000
All Other Fees	—	—

Total	$71,855	$64,250

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

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The Audit Committee has adopted procedures requiring the Audit Committee to review and approve in advance, all particular engagements for services provided by the Company’s independent auditor. Consistent with applicable laws, the procedures permit limited amounts of services, other than audit, review or attest services, to be approved by one or more members of the Audit Committee pursuant to authority delegated by the Audit Committee, provided the Audit Committee is informed of each particular service. All of the engagements and fees for 2022 were pre-approved by the Audit Committee. The Audit Committee reviews with Ham, Langston & Brezina, L.L.P., whether the non-audit services to be provided are compatible with maintaining the auditor’s independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Documents filed as part of this Annual Report on Form 10-K or incorporated by reference:

(1)	The financial statements are listed on the “Index to Financial Statements” in Item 8.

(2)	Financial Statement Schedules (omitted because the Company is a smaller reporting issuer).

The following exhibits are attached hereto or are incorporated by reference:

Exhibit No.	Description
2.1	Plan of Conversion, dated August 24, 2012, incorporated by reference to Exhibit 2.1 of our Form 8-K filed with the SEC on August 29, 2012.

3.1	Delaware Certificate of Conversion, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on August 29, 2012.

3.2	Delaware Certificate of Incorporation, incorporated by reference to Exhibit 3.2 of our Form 8-K filed with the SEC on August 29, 2012.

3.3	Delaware Certificate of Amendment, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on March 18, 2016

3.4	Delaware Bylaws, incorporated by reference to Exhibit 3.3 of our Form 8-K filed with the SEC on August 29, 2012.

3.5	Common Stock, par value $0.01; 100,000,000 shares authorized, 72,869,220 shares issued and outstanding as of August 31, 2022.

4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.

4.2	Form of Warrant Indenture, incorporated by reference to Exhibit 4.2 of our Form S-1/A filed with the SEC on December 10, 2014.

4.3	Form of Class A Warrant, included as Schedule A in Exhibit 4.2.

4.4	Form of Class B Warrant, included as Schedule B in Exhibit 4.2.

10.1	Amended and Restated 2008 Stock Option Plan, incorporated by reference to Exhibit 10.1 of our Form 10-Q for the period ended May 31, 2011 filed with the SEC on July 15, 2011.

10.2	Mining Lease, incorporated by reference to Exhibit 10.2 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.

10.3	Mining Lease dated November 2011 with the State of Texas, incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.4	Purchase option agreement dated September 2014 with the State of Texas, incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.5	Groundwater lease dated September 2014 with the State of Texas, incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.6	ReeTech Operating Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on July 21, 2015

10.7	Amendment Number One to the Reetech Operating Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on November 30, 2015

10.8	Amendment Number One to the TRER License, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K as filed with the Commission on November 30, 2015

10.9*	Director’s Agreement by and between the Company and Anthony Marchese, incorporated by reference to Exhibit 10.6 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.

10.10*	Summary of Dan Gorski Employment Arrangement, incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019

10.11*	Summary of Wm. Chris Mathers Employment Arrangement, incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019

10.12*	Option Agreement for Wm. Chris Mathers incorporated by reference to Exhibit 10.21 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.

10.13*	Form of Directors Option Agreement incorporated by reference to Exhibit 10.22 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.

10.14	Consulting Agreement between the Company and Chemetals, Inc., dated January 22, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2013.

10.15	Lease Agreement between the Company and Southwest Range & Wildlife Foundation, Inc., dated March 6, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2013.

10.16	Variation agreement with Morzev PTY LTD. (USA Rare Earth) dated October 2018, incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.17	Amended and Restated Option Agreement with Morzev (USA Rare Earth) dated August 2019, incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.18	First Amendment to the Amended and Restated Option Agreement with USA Rare Earth dated June 29, 2020, incorporated by reference to the definitive proxy statement on Schedule 14A filed with the SEC on July 15, 2020

10.19	Mining Lease dated September 2011(1)

10.20	Contribution Agreement, effective as of May 17, 2021, among USA Rare Earth, LLC, Texas Mineral Resources Corp., and Round Top Mountain Development, LLC, filed with the SEC on Form 8-K on May 21, 2021

10.21	Limited Liability Company Agreement dated effective as of May 17, 2021, among USA Rare Earth, LLC, Texas Mineral Resources Corp., and Round Top Mountain Development, LLC, filed with the SEC on Form 8-K on May 21, 2021

31.1	Section 302 Certification(1)
31.2	Section 302 Certification(1)
32.1	Section 906 Certification(1)
32.2	Section 906 Certification(1)

101.INS(2)	XBRL Instance Document
101.SCH(2)	XBRL Taxonomy Extension — Schema
101.CAL(2)	XBRL Taxonomy Extension — Calculations
101.DEF(2)	XBRL Taxonomy Extension — Definitions
101.LAB(2)	XBRL Taxonomy Extension — Labels
101.PRE(2)	XBRL Taxonomy Extension — Presentations

* Management contract or compensatory plan or arrangement.

(1)	Filed herewith.

(2)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at August 31, 2022 and 2021; (ii) Consolidated Statements of Operations for the years ended August 31, 2022 and 2021; (iii) Consolidated Statements of Cash Flows for the years ended August 31, 2022 and 2021; (iv) Consolidated Statements of Shareholders’ Equity for the years ended August 31, 2022 and 2021; and (v) Notes to Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY

None included.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS MINERAL RESOURCES CORP.

/s/ Daniel E Gorski
Daniel E Gorski, Chief Executive Officer

DATED: November 29, 2022

/s/ Wm Chris Mathers
Wm Chris Mathers, Chief Financial Officer

DATED: November 29, 2022

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Daniel E Gorski	Chief Executive Officer, Principal Executive Officer and Director	November 29, 2022
Daniel E Gorski

/s/ Wm Chris Mathers	Chief Financial Officer	November 29, 2022
Wm Chris Mathers

/s/Anthony Marchese	Chairman of the Board	November 29, 2022
Anthony Marchese

/s/ Cecil C Wall	Director	November 29, 2022
Cecil C Wall

/s/ Peter Denetclaw, Jr.	Director	November 29, 2022
Peter Denetclaw, Jr

/s/ LaVern Lund	Director	November 29, 2022
LaVern Lund

/s/ Kevin Francis	Director	November 29, 2022
Kevin Francis
63