Form 10-Q
period 2022-11-30
Texas Mineral Resources Corp.
filed 2023-01-17
CIK 1445942

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

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

Number of shares of issuer’s common stock outstanding as of January 10, 2023: 72,918,732.

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	November 30,	August 31,
	2022	2022
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,338,783	$1,838,300
Short-term investments	505,611	505,611
Prepaid expenses and other current assets	419,741	293,130

Total current assets	2,264,135	2,637,041

Property and equipment, net	—	23,853
Mineral properties, net	415,607	415,607
Deposits	7,500	7,500

TOTAL ASSETS	$2,687,242	$3,084,001

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$108,039	$41,101

Total current liabilities	108,039	41,101

Total liabilities	108,039	41,101

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and oustanding as of November 30, 2022 and August 31, 2022	—	—
Common stock, par value $0.01; 100,000,000 shares authorized, 72,896,053 and 72,869,220 shares issued and oustanding as of November 30, 2022 and August 31, 2022, respectively	728,961	728,692
Additional paid-in capital	42,170,475	42,066,269
Accumulated deficit	(40,320,233)	(39,752,061)

Total shareholders’ equity	2,579,203	3,042,900

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,687,242	$3,084,001

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended November 30, 2022 and 2021

(Unaudited)

	2022	2021

OPERATING EXPENSES
Exploration costs	$231,375	$71,158
General and administrative expenses	342,191	339,505

Total operating expenses	573,566	410,663

LOSS FROM OPERATIONS	(573,566)	(410,663)

OTHER INCOME (EXPENSE)
Interest income	5,394	1,625
Grant income, net of expenses	—	70,176

Total other income (expense)	5,394	71,801

NET LOSS	$(568,172)	$(338,862)

Net loss per share:
Basic and diluted net loss per share	$(0.01)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	72,881,900	71,956,719

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASHFLOWS

For the Three Months Ended November 30, 2022 and 2021

(Unaudited)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(568,172)	$(338,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,164	1,746
Loss on disposal of property and equipment	22,689	—
Stock based compensation	104,475	171,290
Changes in current assets and liabilities:
Prepaid expenses and other current assets	(126,611)	44,255
Accounts payable and accrued liabilities	66,938	(121,892)

Net cash used in operating activities	(499,517)	(243,463)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(499,517)	(243,463)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,838,300	5,106,653

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,338,783	$4,863,190

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$—	$—

Taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended November 30, 2022 and 2021

(Unaudited)

	Preferred Stock		Common stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at August 31, 2022	—	$—	72,869,220	$728,692	$42,066,269	$(39,752,061)	$3,042,900

Options issued for services	—	—	—	—	55,310	—	55,310
Common stock issued for services	—	—	26,833	269	48,896		49,165
Net loss	—	—	—	—	—	(568,172)	(568,172)

Balance at November 30, 2022	—	$—	72,896,053	$728,961	$42,170,475	$(40,320,233)	$2,579,203

Balance at August 31, 2021	—	$—	71,934,065	$719,341	$41,332,478	$(36,848,322)	$5,203,497

Options issued for services	—	—	—	—	73,788	—	73,788
Common stock issued for services	—	—	41,231	412	97,090	—	97,502
Net loss	—	—	—	—	—	(338,862)	(338,862)

Balance at November 30, 2021	—	$—	71,975,296	$719,753	$41,503,356	$(37,187,184)	$5,035,925

The accompanying notes are an integral part of these financial statements.

Texas Mineral Resources Corp.

Notes to Interim Consolidated Financial Statements

November 30, 2022

(Unaudited)

NOTE 1 – GENERAL

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Texas Mineral Resources Corp. (“we”, “us”, “our”, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our annual report on Form 10-K, for the year ended August 31, 2022, dated November 29, 2022 as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended August 31, 2022 as reported in our annual report on Form 10-K, have been omitted.

Principles of Consolidation

The consolidated financial statements include the accounts of Texas Mineral Resources Corp and its proportionate interest in the assets, liabilities, and operations of Round Top Mountain Development Company, LLC (“RTMD”). All significant intercompany balances and transactions have been eliminated.

Going Concern

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit from inception through November 30, 2022, of approximately $40,320,000 and has yet to achieve profitable operations, and projects further losses in the development of its business.

At November 30, 2022, the Company had a working capital surplus of approximately $2,156,000, however the Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company doesn’t expect to generate revenue from operations in the near future.

In accordance with our current projected budget, the Company does not have sufficient capital to fund its share of total cash calls required under the RTMD agreement and expected general and administrative expenses during the fiscal year ending August 31, 2023. Failure by the Company to make required cash calls to Round Top would result in significant dilution to its 20% ownership interest. Accordingly, the Company will be required to raise additional capital to fund its obligations during the fiscal year ending August 31, 2023. There can be no assurance that the Company will be able to raise the necessary capital to fund its cash calls and expected general and administrative expenses. No cash calls were required in December 2022 and January 2023 and we have been notified by USARE that there will not be a cash call in February 2023 or March 2023. The Company may also seek to obtain short-term loans from the directors of the Company. Based on these factors, there is substantial doubt as to the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of these financial statements. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Texas Mineral Resources Corp.

Notes to Interim Consolidated Financial Statements

November 30, 2022

(Unaudited)

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

NOTE 4 – MINERAL PROPERTIES

The following discussion under “RTMD Mineral Properties” provides a history of the ownership and obligations of the Round Top Project, of which we hold a 20% proportionate interest.

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

Texas Mineral Resources Corp.

Notes to Interim Consolidated Financial Statements

November 30, 2022

(Unaudited)

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

Texas Mineral Resources Corp.

Notes to Interim Consolidated Financial Statements

November 30, 2022

(Unaudited)

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

In October 2022, we issued 26,833 shares of common stock related to Director fees earned and expensed during the year ended August 31, 2022.

During the quarter ended November 30, 2022, the Company recognized stock compensation and a corresponding charge to additional paid-in capital in the amount of $49,163 for director’s fees earned during the quarter. The Company issued the related 27,496 shares of common stock in December 2022.

During the quarter ended November 30, 2022, the Company granted a total of 30,000 stock options, with an exercise price of $0.30 per share and a fair value of $55,310 on the date of grant to a consultant. The fair value of the options was determined using the Black-Scholes option-pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 4.00% (ii) estimated volatility of 201.75% (iii) dividend yield of 0.00% and (iv) expected life of all options of 5 years. The Company recognized the full $55,310 as compensation expense during the three months ended November 30, 2022.

NOTE 6 – SUBSEQUENT EVENTS

In December 2022, we issued 22,679 shares of common stock to our directors for accrued Director fees earned from September through November 2022.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”). Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q, include, but are not limited to:

●	the progress, potential and uncertainties of the rare-earth exploration plans at our Round Top project in Hudspeth County, Texas (the “Round Top Project” or “Round Top”);
●	timing for a completed feasibility study for the Round Top Project;
●	the success of getting the necessary permits for future Round Top drill programs and project development;
●	success of RTMD (as defined below) in developing the Round Top Project, including without limitation raising sufficient capital;
●	expectations regarding our ability to raise capital and to continue our exploration plans on our properties (either to fund our proportionate expenditures in the Round Top Project as a member of RTMD or otherwise);
●	plans regarding anticipated expenditures at the Round Top Project; and
●	plans to enter into a joint venture agreement with Santa Fe and our ability to fund such potential exploration and development project.

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

In light of these risks and uncertainties, many of which are described in greater detail elsewhere in this Quarterly Report, there can be no assurance that the events predicted in forward-looking statements contained in the Quarterly Report will in fact transpire.

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

Going Concern

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit from inception through November 30, 2022, of approximately $40,320,000 and has yet to achieve profitable operations, and projects further losses in the development of its business.

At November 30, 2022, the Company had a working capital surplus of approximately $2,156,000, however the Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

In accordance with our current projected budget, the Company does not have sufficient capital to fund its total cash calls and expected general and administrative expenses during the fiscal year ending August 31, 2023. Failure by the Company to make required cash calls to Round Top would result in significant dilution to its 20% ownership interest. Accordingly, the Company will be required to raise additional capital to fund its obligations during the fiscal year ending August 31, 2023 as well as during the quarter ending November 30, 2023. There can be no assurance that the Company will be able to raise the necessary capital to fund its cash calls and expected general and administrative expenses. No cash calls were required in December 2022 and January 2023 and we have been notified by USARE that there will not be a cash call in February or March 2023. Based on these factors, there is substantial doubt as to the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of these financial statements. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

Liquidity and Capital Resources

At November 30, 2022, our accumulated deficit was approximately $40,320,000 and our cash position was approximately $1,844,000. We had a working capital surplus of approximately $2,156,000. Round Top has not commenced commercial production on the Round Top Project. We have no revenues from operations and anticipate we will have no operating revenues until we place one or more of our properties into production. All properties are in the exploration stage.

During the fiscal year ending August 31, 2022 and the quarter ended November 30, 2022, we funded approximately $1,937,000 and $386,000, respectively, to Round Top pursuant to our funding obligations set forth in the Operating Agreement. USARE funded approximately $8,402,000 and $1,545,600, respectively, in connection with advancing the Round Top Project.

During the current fiscal year, Round Top is expected to fund the expenditure of approximately $77.1 million to optimize the leaching and developing of the CIX/CIC processing of the Round Top Project. Initial process design work will be carried out at USARE’s facility in Wheat Ridge, Colorado. Pending completion of the initial process development, this facility will either be relocated to or replicated at the Round Top Project where a pilot plant is expected to be established. This work will consist of mining and crushing approximately 40,000 tonnes of rhyolite and setting up and equipping a facility to conduct pilot plant scale heap leaching. It is estimated that the Round Top Project will require additional time and further expenditure to complete a bankable feasibility study. Our funding requirement is planned to be approximately $15.4 million of the expected expenditures by Round Top during our current fiscal year, of which we funded approximately $386,000 during the quarter ended November 2022. No cash calls were required in December 2022 and January 2023 and we have been notified by USARE that there will not be a cash call in February or March 2023.

We do not have sufficient cash on hand to fund our portion of the Round Top Budget during our current fiscal year. Therefore, we will need to raise additional funding to implement our business strategy and to continue to fund our portion of the Round Top Budget, the failure of which would result in dilution of our ownership interest in RTMD (which could be significant) and could further cause us to curtail or cease our operations. The most likely source of future financing presently available to us is through the sale of our securities. Any sale of our shares of Common Stock will result in dilution of equity ownership to existing stockholders. This means that if we sell shares of Common Stock, more shares will be outstanding and each existing stockholder will own a smaller percentage of the shares then outstanding. Alternatively, we may rely on debt financing and assume debt obligations that require us to make substantial interest and capital payments. Also, we may issue or grant warrants or options in the future pursuant to which additional shares of Common Stock may be issued. Exercise of such warrants or options will result in dilution of equity ownership to our existing stockholders. We have no firm commitment with respect to obtaining debt or equity financing and, accordingly, we will be reliant upon a best efforts financing strategy. Accordingly, there is no assurance that we will be able to raise necessary capital to fund our portion of the Round Top Budget and our general administrative expenses during the fiscal year ending August 31, 2023.

Results of Operations

Three months ended November 30, 2022 and November 30, 2021

Grant Income

Grants received from government and other agencies in advance of a specific project’s expenses are deferred and recognized as other income in the statements of operations in the period they are earned and the related project costs are incurred. For the three months ended November 30, 2022 and 2021, we recognized approximately $0 and $374,600, respectively, of grant income which is presented in other income net of grant related expenses totaling approximately $0 and $304,000, respectively.

Revenue

We had no operating revenues during the three months ended November 30, 2022 and November 30, 2021. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $40,320,000 as of November 30, 2022.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the three months ended November 30, 2022 and November 30, 2021, in the amount of approximately $231,000 and $71,000, respectively. Expenditures during the three months 2022 and 2021 were primarily for our cash calls to Round Top Development, LLC and for project contractor expenses.

Our general and administrative expenses for the three months ended November 30, 2022 and November 30, 2021, respectively, were approximately $342,000 and $340,000, respectively. For the three months ended November 30, 2022 and 2021, this amount included approximately $104,000 and $171,000, respectively, in stock-based compensation to directors and outside consultants. The remaining expenditures were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

For the three months ended November 30, 2022 and November 30, 2021, we earned approximately $5,400 and $1,600, respectively, in interest income from depository accounts.

We had losses from operations for the three months ended November 30, 2022 and November 30, 2021 totaling approximately $574,000 and $411,000, respectively.

We had net losses for the three months ended November 30, 2022 and November 30, 2021 totaling approximately $568,000 and $339,000, respectively.

Investment Company Act Exclusion

Section 3(a)(9) of the Investment Company Act of 1940, as amended (“1940 Act”), provides that a company “substantially all of whose business consists of owning or holding oil, gas, or other mineral royalties or leases, or fractional interests therein, or certificates of interest or participation in or investment contracts relative to such royalties, leases, or fractional interests” is not an investment company within the meaning of the 1940 Act. The Company has determined that this exemption applies to it giving consideration to the following four factors:

●	whether the exempted activity constitutes “substantially all” of our business;

○	The Company has owned mineral leases since 2010, all of our business to date has been comprised of owning and developing the mineral leases and, after the May 2021 “farm-down” of its 100% interest in the mineral leases, all of our business continues to be comprised of owning and holding a certificate of interest and a participation in the mineral leases owned by RTMD. The Company’s mineral assets historically, as well as the value of the certificate of interest at November 30, 2022, have been booked at cost in accordance with GAAP. We have an accumulated deficit of approximately $40.4 million at November 30, 2022 as a result of owning and developing the Round Top Project.

●	whether we own or trade in the mineral leases;

○	The Company has owned the mineral leases, which are now owned by RTMD, since 2010 and neither the Company nor RTMD is in the business of dealing or trading in the mineral leases.

●	what qualifies as an eligible asset for purposes of the exception; and

○	The statute specifically references mineral leases and our mineral leases were owned by the Company and are now owned by RTMD. In accordance with Regulation S-K Item 1300 that governs disclosure by registrants engaged in mining operations, the definition of mineral resource is “a concentration or occurrence of material of economic interest in or on the Earth’s crust.” Our rare earth elements and minerals underlying the mineral leases meet that definition, as well as does coal, silver, gold and other material mined for economic value by registrants involved in mining operations. The SEC staff has recognized that an excepted entity can also engage in related business activities such as exploring, developing, and operating the eligible assets.

●	what qualifies as a “certificate of interest or participation in” or an “investment contract relative to” the eligible assets.

○	The statute allows a Company to own a “certificate of interest” or “participation in” the mineral leases. The SEC staff has advised that limited partnership interests and/or similar securities issued by entities that themselves own the leases constitute “certificate of interest or participation in or investment contracts” related to such leases. The Company’s 20% membership interest in RTMD constitutes a “certificate of interest” and a “participation in” the mineral leases that are owned by RTMD.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation, and in light of the material weakness existing in our internal controls over financial reporting as of August 31, 2022 (as described in greater detail in our annual report on From 10-K for the year ended August 31, 2022), the CEO and CFO have concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective in providing reasonable assurance that: (i) information required to be disclosed by us in our reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

The following updates our risk disclosures set forth in our Form 10-K for the year ended August 31, 2022 as filed with the SEC on November 29, 2022.

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

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (C)
October 2022	Common Stock	26,833	Directors	$Nil	Services	Sec. 4(a)(2)
September – November 2022	Common Stock Options	30,000	Consultant	$Nil	Services	Sec. 4(a)(2)

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended November 30, 2022, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit No.	Description
2.1	Plan of Conversion, dated August 24, 2012, incorporated by reference to Exhibit 2.1 of our Form 8-K filed with the SEC on August 29, 2012.
3.1	Delaware Certificate of Conversion, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on August 29, 2012.
3.2	Delaware Certificate of Incorporation, incorporated by reference to Exhibit 3.2 of our Form 8-K filed with the SEC on August 29, 2012.
3.3	Delaware Certificate of Amendment, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on March 18, 2016
3.4	Delaware Bylaws, incorporated by reference to Exhibit 3.3 of our Form 8-K filed with the SEC on August 29, 2012.
4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.1	Amended and Restated 2008 Stock Option Plan, incorporated by reference to Exhibit 10.1 of our Form 10-Q for the period ended May 31, 2011 filed with the SEC on July 15, 2011.
10.2	Mining Lease, incorporated by reference to Exhibit 10.2 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.3	Mining Lease dated November 2011 with the State of Texas, incorporated by reference to Exhibit 10.3 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.
10.4	Purchase option agreement dated September 2014 with the State of Texas, incorporated by reference to Exhibit 10.4 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.
10.5	Groundwater lease dated September 2014 with the State of Texas, incorporated by reference to Exhibit 10.5 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.
10.6	ReeTech Operating Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on July 21, 2015.
10.7	Amendment Number One to the Reetech Operating Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on November 30, 2015.
10.8	Amendment Number One to the TRER License, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K as filed with the Commission on November 30, 2015.
10.9*	Director’s Agreement by and between the Company and Anthony Marchese, incorporated by reference to Exhibit 10.6 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.10*	Summary of Dan Gorski Employment Arrangement, incorporated by reference to Exhibit 10.10 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.
10.11*	Summary of Wm. Chris Mathers Employment Arrangement, incorporated by reference to Exhibit 10.11 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.
10.12*	Option Agreement for Wm. Chris Mathers incorporated by reference to Exhibit 10.21 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.
10.13*	Form of Directors Option Agreement incorporated by reference to Exhibit 10.22 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.
10.14	Consulting Agreement between the Company and Chemetals, Inc., dated January 22, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2013.
10.15	Lease Agreement between the Company and Southwest Range & Wildlife Foundation, Inc., dated March 6, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2013.
10.16	Variation agreement with Morzev PTY LTD. (USA Rare Earth) dated October 2018, incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.17	Amended and Restated Option Agreement with Morzev (USA Rare Earth) dated August 2019, incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.
10.18	First Amendment to the Amended and Restated Option Agreement with USA Rare Earth dated June 29, 2020, incorporated by reference to Appendix A of the definitive proxy statement on Schedule 14A filed with the SEC on July 15, 2020.
10.19	Mining lease dated September 2011, incorporated by reference to Exhibit 10.19 of the Form 10-K for the period ended August 31, 2020 filed with the SEC on November 30, 2020.
10.20	Contribution Agreement, effective as of May 17, 2021, among USA Rare Earth, LLC, Texas Mineral Resources Corp., and Round Top Mountain Development, LLC, filed with the SEC on Form 8-K on May 21, 2021.
10.21	Limited Liability Company Agreement dated effective as of May 17, 2021, among USA Rare Earth, LLC, Texas Mineral Resources Corp., and Round Top Mountain Development, LLC, filed with the SEC on Form 8-K on May 21, 2021.
10.22	Mineral Exploration and Option Agreement dated effective October 7, 2021 between Standard Silver Corp. and Santa Fe Gold Corporation, filed with the SEC on Form 8-K on November 10, 2021.
10.23	Financing and Purchase Option Agreement dated effective November 2, 2021 between Standard Silver Corp. and Greentech Minerals Holdings, Inc., filed with the SEC on Form 8-K on November 10, 2021.
31.1	Certification by Chief Executive Officer
31.2	Certification by Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer

101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations

* Management contract or compensatory plan or arrangement.

(1)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at November 30, 2022 and August 31, 2022; (ii) Consolidated Statements of Operations for the three months ended November 30, 2022 and 2021; (iii) Consolidated Statements of Cash Flows for the three months ended November 30, 2022 and 2021; (iv) Consolidated Statements of Shareholders’ Equity for the three months ended November 30, 2022 and 2021; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS MINERAL RESOURCES CORP.

Date: January 17, 2023

/s/ Daniel E. Gorski
Daniel E. Gorski, duly authorized officer
Chief Executive Officer and Principal
Executive Officer

Date: January 17, 2023

/s/ Wm Chris Mathers
Wm Chris Mathers, Chief Financial Officer and
Principal Financial and Accounting Officer