Form 10-Q
period 2023-02-28
Texas Mineral Resources Corp.
filed 2023-04-14
CIK 1445942

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

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

Number of shares of issuer’s common stock outstanding as of April 6, 2023: 72,956,224.

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	February 28,	August 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,537,415	$1,838,300
Short-term investments	—	505,611
Prepaid expenses and other current assets	64,146	293,130

Total current assets	1,601,561	2,637,041

Property and equipment, net	—	23,853
Mineral properties, net	415,607	415,607
Deposits	7,500	7,500

TOTAL ASSETS	$2,024,668	$3,084,001

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$40,898	$41,101

Total current liabilities and liabilities	40,898	41,101

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and oustanding as of February 28, 2023 and August 31, 2022	—	—
Common stock, par value $0.01; 100,000,000 shares authorized, 72,918,912 and 72,869,220 shares issued and oustanding as of February 28, 2023 and August 31, 2022, respectively	729,189	728,692
Additional paid-in capital	42,247,654	42,066,269
Accumulated deficit	(40,993,073)	(39,752,061)

Total shareholders’ equity	1,983,770	3,042,900

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,024,668	$3,084,001

The accompanying notes are an integral part of these interim consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six and Three Months Ended February 28, 2023 and February 28. 2022

(Unaudited)

	Six Months Ended		Three Months Ended
	2023	2022	2023	2022
OPERATING EXPENSES
Exploration costs	$629,559	$581,752	$398,184	$510,594
General and administrative expenses	626,378	691,281	284,187	351,776

Total operating expenses	1,255,937	1,273,033	682,371	862,370

LOSS FROM OPERATIONS	(1,255,937)	(1,273,033)	(682,371)	(862,370)
OTHER INCOME (EXPENSE)
Grant income (expense), net	—	93	—	(70,083)
Other income (expense)	14,925	3,366	9,531	1,741

Total other income (expense)	14,925	3,459	9,531	(68,342)

NET LOSS	$(1,241,012)	$(1,269,574)	$(672,840)	$(930,712)

Net loss per share:
Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	72,896,768	72,069,147	72,911,801	72,178,243

The accompanying notes are an integral part of these interim consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASHFLOWS

For the Six Months Ended February 28, 2023 and February 28, 2022

(Unaudited)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,241,012)	$(1,269,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,164	3,490
Loss on disposal of property and equipment	22,689	—
Stock based compensation	181,882	291,688
Changes in current assets and liabilities:
Prepaid expenses and other current assets	228,984	27,953
Accounts payable and accrued liabilities	(203)	(115,713)
Accounts payable - related party	—	(5,000)

Net cash used in operating activities	(806,496)	(1,067,156)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturing short-term investment	505,611	—
Purchases of mineral properties	—	(202,852)
Payment of deposit	—	5,120

Net cash provided by (used in) investing activities	505,611	(197,732)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock warrants and options	—	171,000

Net cash provided by financing activities	—	171,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(300,885)	(1,093,888)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,838,300	5,106,653

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,537,415	$4,012,765

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$—	$—

Taxes paid	$—	$—

The accompanying notes are an integral part of these interim consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Six Months Ended February 28, 2023 and 2022

(Unaudited)

					Additional
	Preferred Stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at August 31, 2022	—	$—	72,869,220	$728,692	$42,066,269	$(39,752,061)	$3,042,900

Common stock and stock options issued for services	—	—	—	—	55,310	—	55,310
Stock based compensation	—	—	26,833	269	48,896	—	49,165
Net loss	—	—	—	—	—	(568,172)	(568,172)

Balance at November 30, 2022	—	—	72,896,053	728,961	42,170,475	(40,320,233)	2,579,203

Common stock and stock options issued for services	—	—	—	—	37,905	—	37,905
Stock based compensation	—	—	22,859	228	39,274	—	39,502
Net loss	—	—	—	—	—	(672,840)	(672,840)

Balance at February 28, 2023	—	$—	72,918,912	$729,189	$42,247,654	$(40,993,073)	$1,983,770

Balance at August 31, 2021	—	$—	71,934,065	$719,341	$41,332,478	$(36,848,322)	$5,203,497

Common stock and stock options issued for services	—	—	—	—	129,788	—	129,788
Stock based compensation	—	—	41,231	412	41,090	—	41,502
Net loss	—	—	—	—	—	(338,862)	(338,862)

Balance at November 30, 2021	—	—	71,975,296	719,753	41,503,356	(37,187,184)	5,035,925

Common stock and stock options issued for services	—	—	—	—	78,896	—	78,896
Stock based compensation	—	—	31,218	312	41,190	—	41,502
Warrant conversion	—	—	570,001	5,700	165,300	—	171,000
Net loss	—	—	—	—	—	(930,712)	(930,712)

Balance at February 28, 2022	—	$—	72,576,515	$725,765	$41,788,742	$(38,117,896)	$4,396,611

The accompanying notes are an integral part of these interim consolidated financial statements.

Texas Mineral Resources Corp.

Notes to Interim Consolidated Financial Statements

February 28, 2023

(Unaudited)

NOTE 1 – GENERAL

Exploration-Stage Company

Since January 1, 2009, the Company has been classified as an “exploration stage” company for purposes of Regulation S-K Item 1300 of the U.S. Securities and Exchange Commission (“SEC”). Under SEC Regulation S-K Item 1300, companies engaged in significant mining operations are classified into three categories, referred to as “stages” - exploration, development, and production. Exploration stage includes all companies that do not have established reserves in accordance with Item 1300. Such companies are deemed to be “in the search for mineral deposits.” Notwithstanding the nature and extent of development-type or production-type activities that have been undertaken or completed, a company cannot be classified as a development or production stage company unless it has established reserves in accordance with Item 1300.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Texas Mineral Resources Corp. (“we”, “us”, “our”, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the SEC, and should be read in conjunction with the audited financial statements and notes thereto contained in our annual report on Form 10-K, for the year ended August 31, 2022, dated November 29, 2022 as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended August 31, 2022 as reported in our annual report on Form 10-K, have been omitted.

Principles of Consolidation

The consolidated financial statements include the accounts of Texas Mineral Resources Corp and its proportionate interest in the assets, liabilities, and operations of Round Top Mountain Development Company, LLC (“RTMD”). All significant intercompany balances and transactions have been eliminated.

Going Concern

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit from inception through February 28, 2023, of approximately $40,993,000 and has yet to achieve profitable operations, and projects further losses in the development of its business.

On February 28, 2023, the Company had a working capital surplus of approximately $1,561,000; however the Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company doesn’t expect to generate revenue from operations in the near future.

In accordance with our current projected budget, the Company does not have sufficient capital to fund its share of total cash calls required under the RTMD agreement and expected general and administrative expenses during the fiscal year ending August 31, 2023. Failure by the Company to fund required cash calls to Round Top would result in significant dilution to its 20% ownership interest. Accordingly, the Company will be required to raise additional capital to fund its obligations during the fiscal year ending August 31, 2023. There can be no assurance that the Company will be able to raise the necessary capital to fund its cash calls and expected general and administrative expenses. No cash calls were requested during the second quarter ended February 28, 2023, or in March 2023, and we have been notified by USARE that there will not be a cash call in April 2023. The Company may also seek to obtain short-term loans from the directors of the Company. Based on these factors, there is substantial doubt as to the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of these financial statements. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Texas Mineral Resources Corp.

Notes to Interim Consolidated Financial Statements

February 28, 2023

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

February 28, 2023

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

February 28, 2023

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

During the quarter ended November 30, 2022, the Company recognized stock compensation and a corresponding charge to additional paid-in capital in the amount of $49,165 for director’s fees earned during the quarter. The Company issued the related 22,859 shares of common stock in December 2022.

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

During the quarter ended February 28, 2023, the Company recognized stock compensation and a corresponding charge to additional paid-in capital in the amount of $39,502. The Company issued the related 37,311 shares of common stock in March 2023.

During the quarter ended February 28, 2023, the Company granted a total of 30,000 stock options, with an exercise price of $1.97 per share and a fair value of $37,905 on the date of grant to a consultant. The fair value of the options was determined using the Black-Scholes option-pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 4.00% (ii) estimated volatility of 201.75% (iii) dividend yield of 0.00% and (iv) expected life of all options of 5 years. The Company recognized the full $37,905 as compensation expense during the three months ended February 28, 2023.

NOTE 6 – SUBSEQUENT EVENTS

On March 3, 2023, our chairman of the board of directors was granted an option to purchase 500,000 shares of our common stock. The options have an exercise price of $1.31 per share, are fully vested upon issuance and expire on March 2, 2028. These options will be valued through our Black/Scholes model and the fair value of these options will be expensed in the quarter ending May 31, 2023. These options also contain a cashless exercise provision.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, unless the context requires otherwise, references to “Texas Mineral Resources Corp,” “the Company” “we,” “our” or “us” refer to Texas Mineral Resources Corp. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this quarterly report as well as our Annual Report on Form 10-K for the fiscal year ended August 31, 2022. This Quarterly Report on Form 10-Q may also contain statistical data and estimates we obtained from industry publications and reports generated by third parties. Although we believe that the publications and reports are reliable, we have not independently verified their data.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”). Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q, include, but are not limited to:

●	the progress, potential and uncertainties of the rare-earth exploration plans at our Round Top project in Hudspeth County, Texas (the “Round Top Project” or “Round Top”);
●	timing for a completed feasibility study for the Round Top Project;
●	the success of getting the necessary permits for future Round Top drill programs and project development;
●	success of RTMD (as defined below) in developing the Round Top Project, including without limitation raising sufficient capital;
●	expectations regarding our ability to raise capital and to continue our exploration plans on our properties (either to fund our proportionate expenditures in the Round Top Project as a member of RTMD or otherwise);
●	ability to complete a preliminary feasibility study;
●	plans regarding anticipated expenditures at the Round Top Project; and
●	plans to enter into a joint venture agreement with Santa Fe and our ability to fund such potential exploration and development project.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

●	risks of being classified as an “exploration stage” company for purposes of SEC Regulation S-K Item 1300;

●	risks associated with our ability to continue as a going concern in future periods;

●	risks associated with our history of losses and need for additional financing;

●	risks associated with ability to raise capital on acceptable terms, if at all;

●	risks associated with our operating history;

●	risks associated with owning a 20% interest in Round Top which may be significantly diluted if we are unable to fund our cash call obligations;

●	risks associated with our properties;

●	risks associated with the lack of history in producing metals from the Round Top Project;

●	risks associated with our need for additional financing to maintain our ownership interest in, as well as the requirement in general for additional capital to further develop, the Round Top Project;

●	risks associated with exploration activities not being commercially successful;

●	risks associated with ownership of surface rights and other title issues with respect to the Round Top Project;

●	risks associated with increased costs affecting our financial condition;

●	risks associated with a shortage of equipment and supplies adversely affecting the ability to operate properties;

●	risks associated with mining and mineral exploration being inherently dangerous;

●	risks associated with mineralization estimates;

●	risks associated with changes in mineralization estimates affecting the economic viability of the properties;

●	risks associated with uninsured risks;

●	risks associated with mineral operations being subject to market forces beyond our control;

●	risks associated with fluctuations in commodity prices;

●	risks associated with permitting, licenses and approval processes;

●	risks associated with the governmental and environmental regulations;

●	risks associated with future legislation regarding the mining industry and climate change;

●	risks associated with potential environmental lawsuits;

●	risks associated with land reclamation requirements;

●	risks associated with rare earth and mining in general presenting potential health risks;

●	risks related to competition in the mining and rare earth elements industries;

●	risks related to economic conditions;

●	risks related to our ability to manage growth;

●	risks related to the potential difficulty of attracting and retaining qualified personnel;

●	risks related to our dependence on key personnel;

●	risks related to conducting our business in order to be excluded from the definition of an “investment company” under the Investment Company Act of 1940;

●	risks related to our United States Securities and Exchange Commission (the “SEC”) filing history; and

●	risks related to our securities.

This list is not exhaustive of the factors that may affect the Company’s forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report, as well as in the Annual Report filed on Form 10-K for the fiscal year ended August 30, 2022. Although the Company has attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all the forward-looking statements contained in this Quarterly Report by the foregoing cautionary statements.

In light of these risks and uncertainties, many of which are described in greater detail elsewhere in this Quarterly Report, as well as in the Annual Report filed on Form 10-K for the fiscal year ended August 30, 2022, there can be no assurance that the events predicted in forward-looking statements contained in the Quarterly Report will in fact transpire.

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

Going Concern

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit from inception through February 28, 2023, of approximately $40,993,000 and has yet to achieve profitable operations, and projects further losses in the development of its business.

On February 28, 2023, the Company had a working capital surplus of approximately $1,561,000, however the Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

In accordance with our current projected budget, the Company does not have sufficient capital to fund its total cash calls and expected general and administrative expenses during the fiscal year ending August 31, 2023. Failure by the Company to fund required cash calls to Round Top would result in significant dilution to its 20% ownership interest. Accordingly, the Company will be required to raise additional capital to fund its obligations during the fiscal year ending August 31, 2023. There can be no assurance that the Company will be able to raise the necessary capital to fund its cash calls and expected general and administrative expenses. No cash calls were requested during the second quarter ended February 28, 2023, or in March 2023, and we have been notified by USARE that there will not be a cash call in April 2023. Based on these factors, there is substantial doubt as to the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of these financial statements. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

USARE has been working diligently to complete the preliminary feasibility study (“PFS”) that was originally anticipated to have been completed in 2022; however, various technical improvements have caused USARE to rework portions of the study with the goal to improve capex, opex, and throughput in certain sections of the PFS. We believe USARE is making progress towards completion of the PFS with the goal to maximize its economic impact. There can be no assurance that any results of the PFS will be positive or lead to commercialization of the project.

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

Accordingly, there can be no assurance any joint venture agreement or financing agreement will be consummated, that this project will materialize, or if it materializes that it will be commercially viable.

The Black Hawk district is one of a famous, but rare, geologic type of mineral deposit typically characterized by small but high-grade ore bodies often containing silver, cobalt, nickel, uranium and arsenic. Silver principally occurs in “native” form. The district was discovered in the early 1880’s and mining was active until the collapse of the silver price after it was de-monetized in1892. Because of their small size and random distribution, the small lens like “ore shoots” are practically impossible to locate by conventional exploration methods. If a method of finding these ore bodies can be developed, of which there is no assurance, we believe economic potential may exist.

Geologically, this class of mineral deposit is called the “Five Element Veins.” The silver occurs in native form and its grades are typically measured in percent. Nickel and cobalt occur as arsenides while the uranium as the oxide uraninite. Other metals such as zinc and bismuth can occur but seldom in economically important quantities. Approximately thirteen of these types of deposits have been identified, all but one in either Europe or North America. In spite of their rarity, these districts have traditionally been economically important. The European deposits were mined for silver in the 15th, 16th and 17th centuries and later for uranium during the Soviet era. The Cobalt district in Ontario was discovered during railroad construction in 1903 and by the 1930’s had produced a reported 460 million ounces. The other principal Canadian producer, referred to as the Port Radium or the Echo Bay district, began in the 1930’s as a radium mine, later became a uranium producer after World War II and finally an important silver district after 1968 when the United States demonetized silver, for the second time. Districts of this type are aerially small. The carbonate veins are typically 6 to 18 inches wide. Individual ore bodies, “ore shoots”, are small and randomly distributed; an ore lens measuring 100x50 feet would be considered exceptionally large.

Based on comparison with the mining districts in Europe and Canada, and the history and geology of the Black Hawk district, we are intrigued by this district. Because of their small size and random distribution these “lenses” cannot be cost effectively located and developed by surface drill holes from the surface. However, because of the high silver, nickel and cobalt grades historically present in these types of veins, we believe that there is a possibility that they potentially contain enough metal to be electrically conductive, thus could be detectable by geophysical methods. The geophysical method holding the highest potential for detecting these “ore shoots” is believed to be the time domain electromagnetic (TDEM) system. TDEM has proven effective in locating large and deeply buried massive sulfide ore deposits. A system marketed by Zonge International, as NANOTEM, is used to detect small metal objects such as pipe, tanks and unexploded ordinance. We believe that the targets sought at Black Hawk fall between the capabilities of these two applications. It was decided to modify the small scale TDEM method, NANOTEM, to this survey.

A trial scoping survey was conducted in June 2021. Based on preliminary assessment, it was decided to modify and expand this survey. Lines were carefully laid out, surveyed and brush cut to facilitate accurate station placement. The initial “scoping” survey had indicated anomalous conductivity along the southeast margin of Alhambra current loops, and the Phase 2 arrays were extended 250 feet to the east-south-east to cover this area. This follow up survey was completed in February 2022. Potential electrical conductors were identified of sufficient size and depth extension to be regarded as drill “targets.” Further processing and analysis of these data is in progress. A third phase of geophysical investigation was planned and carried out in February 2023. There is no assurance that this project is economically feasible or that any further exploration will be conducted.

Liquidity and Capital Resources

On February 28, 2023, our accumulated deficit was approximately $40,993,000 and our cash position was approximately $1,537,000. We had a working capital surplus of approximately $1,561,000. Round Top has not commenced commercial production on the Round Top Project. We have no revenues from operations and anticipate we will have no operating revenues until we place one or more of our properties into production. All properties are in the exploration stage.

During the fiscal year ending August 31, 2022 and the six months ended February 28, 2023, we funded approximately $1,937,000 and $386,000, respectively, to Round Top pursuant to our funding obligations set forth in the Operating Agreement. USARE funded approximately $8,402,000 and $1,545,600, respectively, in connection with advancing the Round Top Project.

During the current fiscal year, Round Top is expected to fund the expenditure of approximately $77.1 million to optimize the leaching and developing of the CIX/CIC processing of the Round Top Project. Initial process design work will be carried out at USARE’s facility in Wheat Ridge, Colorado. Pending completion of the initial process development, this facility will either be relocated to or replicated at the Round Top Project where a pilot plant is expected to be established. This work will consist of mining and crushing approximately 40,000 tonnes of rhyolite and setting up and equipping a facility to conduct pilot plant scale heap leaching. It is estimated that the Round Top Project will require additional time and further expenditure to complete a bankable feasibility study. Our funding requirement is planned to be approximately $15.4 million of the expected expenditures by Round Top during our current fiscal year, of which we had funded approximately $386,000 through the quarter ended November 2022. No cash calls were requested in the fiscal quarter ended February 28, 2023, nor in March 2023, and we have been notified by USARE that there will not be a cash call requested in April 2023.

We do not have sufficient cash on hand to fund our portion of the Round Top Budget during our current fiscal year. Therefore, we will need to raise additional funding to implement our business strategy and to continue to fund our portion of the Round Top Budget, the failure of which would result in dilution of our ownership interest in RTMD (which could be significant) and could further cause us to curtail or cease our operations or otherwise adversely affect us. The most likely source of future financing presently available to us is through the sale of our securities. Any sale of our shares of common stock will result in dilution of equity ownership to existing stockholders. This means that if we sell shares of common stock, more shares will be outstanding and each existing stockholder will own a smaller percentage of the shares then outstanding. Alternatively, we may rely on debt financing and assume debt obligations that require us to make substantial interest and capital payments. Also, we may issue or grant warrants or options in the future pursuant to which additional shares of common stock may be issued. Exercise of such warrants or options will result in dilution of equity ownership to our existing stockholders. We have no firm commitment with respect to obtaining debt or equity financing and, accordingly, we will be reliant upon a best efforts financing strategy. Accordingly, there is no assurance that we will be able to raise necessary capital to fund our portion of the Round Top Budget and our general administrative expenses during the fiscal year ending August 31, 2023. Failure by the Company to fund required cash calls to Round Top would result in significant dilution to our 20% ownership interest and adversely affect us.

Results of Operations

Six months ended February 28, 2023 and February 28, 2022

General and Revenue

We had no operating revenues during the six months ended February 28, 2023 and February 28, 2022. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $41.0 million as of February 28, 2023.

Operating expenses, other income (expenses) and resulting losses from Operations.

We incurred exploration costs for the six months ended February 28, 2023 and February 28, 2022, in the amount of approximately $630,000 and $582,000, respectively. The expenditures for the six months ended February 28, 2023 and the six months ended February 28, 2022 were primarily for leaching at the Round Top lab and to a limited extent, exploration costs for the Black Hawk project in New Mexico. Significant costs were incurred for Round Top as a result of mining and transporting approximately 30,000 metric tonnes of rhyolite from the deposit site to the planned demonstration plant site. There was also considerable earth work done at the site of the production plant to divert storm runoff water. In addition, we began contracting various consulting groups to commence the designing of the Round Top mine, heap leaching plant and processing plant. During the six months ended February 28, 2023 and 2022, exploration expenditures for mining activities at Round Top were funded by RTMD. We account for our interest in RTMD under the proportional consolidation method. Under the proportional consolidation method, we record our share of expenses of RTMD within the income statement in the same line items that we would if we were to consolidate our financial statements with RTMD.

Our general and administrative expenses for the six months ended February 28, 2023 and February 28, 2022, respectively, were approximately $626,000 and $691,000. For the six months ended February 28, 2023 and 2022, this amount included approximately $182,000 and $292,000, respectively, in stock-based compensation to directors and common stock and stock options to outside consultants. The remaining expenditures were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

Three months ended February 28, 2023 and February 28, 2022

Revenue

We had no operating revenues during the three months ended February 28, 2023 and February 28, 2022. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $41.0 million as of February 28, 2023.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the three months ended February 28, 2023 and February 28, 2022, in the amount of approximately $398,000 and $511,000, respectively. Expenditures during the three months February 28, 2023 and 2022 were primarily for our Round Top project and to a limited extent, exploration costs for the Black Hawk project in New Mexico.

Our general and administrative expenses for the three months ended February 28, 2023 and February 28, 2022, respectively, were approximately $284,000 and $352,000. For the three months ended February 28, 2023 and 2022, this amount included approximately $77,000 and $120,000, respectively, in stock-based compensation to directors and outside consultants. The remaining expenditures were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

For the three months ended February 28, 2023 and February 28, 2022, we earned approximately $9,500 and $1,700, respectively, in interest income from depository accounts.

We had losses from operations for the six months ended February 28, 2023 and February 28, 2022 totaling approximately $1,256,000 and $1,273,000, respectively and operating losses in the amount of approximately $682,000 and $862,000 for the three months ended February 28, 2023 and 2022, respectively.

We had net losses for the six months ended February 28, 2023 and February 28, 2022 totaling approximately $1,241,000 and $1,270,000, respectively, and net losses in the amount of approximately $673,000 and $931,000 for the three months ended February 28, 2023 and 2022, respectively.

Investment Company Act Exclusion

Section 3(a)(9) of the Investment Company Act of 1940, as amended (“1940 Act”), provides that a company “substantially all of whose business consists of owning or holding oil, gas, or other mineral royalties or leases, or fractional interests therein, or certificates of interest or participation in or investment contracts relative to such royalties, leases, or fractional interests” is not an investment company within the meaning of the 1940 Act. The Company has determined that this exemption applies to it giving consideration to the following four factors:

●	whether the exempted activity constitutes “substantially all” of our business;

○	The Company has owned mineral leases since 2010, all of our business to date has been comprised of owning and developing the mineral leases and, after the May 2021 “farm-down” of its 100% interest in the mineral leases, all of our business continues to be comprised of owning and holding a certificate of interest and a participation in the mineral leases owned by RTMD. The Company’s mineral assets historically, as well as the value of the certificate of interest at February 28, 2023, have been booked at cost in accordance with GAAP. We have an accumulated deficit of approximately $41.0 million at February 28, 2023 as a result of owning and developing the Round Top Project.

●	whether we own or trade in the mineral leases;

○	The Company has owned the mineral leases, which are now owned by RTMD, since 2010 and neither the Company nor RTMD is in the business of dealing or trading in the mineral leases.

●	what qualifies as an eligible asset for purposes of the exception; and

○	The statute specifically references mineral leases and our mineral leases were owned by the Company and are now owned by RTMD. In accordance with Regulation S-K Item 1300 that governs disclosure by registrants engaged in mining operations, the definition of mineral resource is “a concentration or occurrence of material of economic interest in or on the Earth’s crust.” Our rare earth elements and minerals underlying the mineral leases meet that definition, as well as does coal, silver, gold and other material mined for economic value by registrants involved in mining operations. The SEC staff has recognized that an excepted entity can also engage in related business activities such as exploring, developing, and operating the eligible assets.

●	what qualifies as a “certificate of interest or participation in” or an “investment contract relative to” the eligible assets.

○	The statute allows a Company to own a “certificate of interest” or “participation in” the mineral leases. The SEC staff has recognized that limited partnership interests and/or similar securities issued by entities that themselves own the leases constitute “certificate of interest or participation in or investment contracts” related to such leases. The Company’s 20% membership interest in RTMD constitutes a “certificate of interest” and a “participation in” the mineral leases that are owned by RTMD.

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

There is no assurance that we will be able to enter into a joint venture agreement with Santa Fe, or if we do, that such joint venture arrangement will result in any successful exploration, development prospects or commercial success.

There is no assurance that any results of the Preliminary Feasibility Study will be positive.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as set forth below, all unregistered sales of equity securities during the period covered by this Quarterly Report were previously disclosed in our current reports on Form 8-K or quarterly reports on Form 10-Q.

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (C)
October 2022	Common Stock	26,833	Directors	$Nil	Services	Sec. 4(a)(2)
September – November 2022	Common Stock Options	30,000	Consultant	$Nil	Services	Sec. 4(a)(2)
December 2022	Common Stock	22,859	Directors	$Nil	Services	Sec. 4(a)(2)
December 2022 – February 2023	Common Stock Options	30,000	Consultant	$Nil	Services	Sec. 4(a)(2)

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended February 28, 2023, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit No.	Description
2.1	Plan of Conversion, dated August 24, 2012, incorporated by reference to Exhibit 2.1 of our Form 8-K filed with the SEC on August 29, 2012.
3.1	Delaware Certificate of Conversion, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on August 29, 2012.
3.2	Delaware Certificate of Incorporation, incorporated by reference to Exhibit 3.2 of our Form 8-K filed with the SEC on August 29, 2012.
3.3	Delaware Certificate of Amendment, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on March 18, 2016
3.4	Delaware Bylaws, incorporated by reference to Exhibit 3.3 of our Form 8-K filed with the SEC on August 29, 2012.
4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.1	Amended and Restated 2008 Stock Option Plan, incorporated by reference to Exhibit 10.1 of our Form 10-Q for the period ended May 31, 2011 filed with the SEC on July 15, 2011.
10.2	Mining Lease, incorporated by reference to Exhibit 10.2 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.3	Mining Lease dated November 2011 with the State of Texas, incorporated by reference to Exhibit 10.3 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.
10.4	Purchase option agreement dated September 2014 with the State of Texas, incorporated by reference to Exhibit 10.4 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.
10.5	Groundwater lease dated September 2014 with the State of Texas, incorporated by reference to Exhibit 10.5 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.
10.6	ReeTech Operating Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on July 21, 2015.
10.7	Amendment Number One to the Reetech Operating Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on November 30, 2015.
10.8	Amendment Number One to the TRER License, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K as filed with the Commission on November 30, 2015.
10.9*	Director’s Agreement by and between the Company and Anthony Marchese, incorporated by reference to Exhibit 10.6 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.10*	Summary of Dan Gorski Employment Arrangement, incorporated by reference to Exhibit 10.10 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.
10.11*	Summary of Wm. Chris Mathers Employment Arrangement, incorporated by reference to Exhibit 10.11 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.
10.12*	Option Agreement for Wm. Chris Mathers incorporated by reference to Exhibit 10.21 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.
10.13*	Form of Directors Option Agreement incorporated by reference to Exhibit 10.22 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.
10.14	Consulting Agreement between the Company and Chemetals, Inc., dated January 22, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2013.
10.15	Lease Agreement between the Company and Southwest Range & Wildlife Foundation, Inc., dated March 6, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2013.
10.16	Variation agreement with Morzev PTY LTD. (USA Rare Earth) dated October 2018, incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.17	Amended and Restated Option Agreement with Morzev (USA Rare Earth) dated August 2019, incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.
10.18	First Amendment to the Amended and Restated Option Agreement with USA Rare Earth dated June 29, 2020, incorporated by reference to Appendix A of the definitive proxy statement on Schedule 14A filed with the SEC on July 15, 2020.
10.19	Mining lease dated September 2011, incorporated by reference to Exhibit 10.19 of the Form 10-K for the period ended August 31, 2020 filed with the SEC on November 30, 2020.
10.20	Contribution Agreement, effective as of May 17, 2021, among USA Rare Earth, LLC, Texas Mineral Resources Corp., and Round Top Mountain Development, LLC, filed with the SEC on Form 8-K on May 21, 2021.
10.21	Limited Liability Company Agreement dated effective as of May 17, 2021, among USA Rare Earth, LLC, Texas Mineral Resources Corp., and Round Top Mountain Development, LLC, filed with the SEC on Form 8-K on May 21, 2021.
10.22	Mineral Exploration and Option Agreement dated effective October 7, 2021 between Standard Silver Corp. and Santa Fe Gold Corporation, filed with the SEC on Form 8-K on November 10, 2021.
10.23	Financing and Purchase Option Agreement dated effective November 2, 2021 between Standard Silver Corp. and Greentech Minerals Holdings, Inc., filed with the SEC on Form 8-K on November 10, 2021.
31.1	Certification by Chief Executive Officer
31.2	Certification by Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer

101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations

* Management contract or compensatory plan or arrangement.

(1)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at February 28, 2023 and August 31, 2022; (ii) Consolidated Statements of Operations for the three months and six months ended February 28, 2023 and 2022; (iii) Consolidated Statements of Cash Flows for the six months ended February 28, 2023 and 2022; (iv) Consolidated Statements of Shareholders’ Equity for the six months ended February 28, 2023 and 2022; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS MINERAL RESOURCES CORP.

Date: April 14, 2023

/s/ Daniel E. Gorski
Daniel E. Gorski, duly authorized officer
Chief Executive Officer and Principal
Executive Officer

Date: April 14, 2023

/s/ Wm Chris Mathers
Wm Chris Mathers, Chief Financial Officer and
Principal Financial and Accounting Officer