Form 10-Q
period 2023-05-31
Texas Mineral Resources Corp.
filed 2023-07-17
CIK 1445942

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2023

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

Number of shares of issuer’s common stock outstanding as of July 10, 2023: 73,728,263.

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 31, 2023	August 31, 2022
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,375,344	$1,838,300
Short-term investments	—	505,611
Prepaid expenses and other current assets	42,012	293,130

Total current assets	1,417,356	2,637,041

Property and equipment, net	—	23,853
Mineral properties, net	415,607	415,607
Deposits	7,500	7,500

TOTAL ASSETS	$1,840,463	$3,084,001

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$64,905	$41,101

Total current liabilities and liabilities	64,905	41,101

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and oustanding as of May 31, 2023 and August 31, 2022	—	—
Common stock, par value $0.01; 100,000,000 shares authorized, 73,716,036 and 72,869,220 shares issued and oustanding as of May 31, 2023 and August 31, 2022, respectively	737,161	728,692
Additional paid-in capital	42,983,384	42,066,269
Accumulated deficit	(41,944,987)	(39,752,061)

Total shareholders’ equity	1,775,558	3,042,900

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,840,463	$3,084,001

The accompanying notes are an integral part of these interim consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine and Three Months Ended May 31, 2023 and 2022

(Unaudited)

	Nine Months Ended		Three Months Ended
	2023	2022	2023	2022

OPERATING EXPENSES
Exploration costs	$720,834	$1,101,604	$91,275	$519,853
General and administrative expenses	1,496,723	986,642	870,345	295,360

Total operating expenses	2,217,557	2,088,246	961,620	815,213

LOSS FROM OPERATIONS	(2,217,557)	(2,088,246)	(961,620)	(815,213)

OTHER INCOME (EXPENSE)
Grant income (expense), net	—	93	—	—
Other income (expense)	24,631	4,569	9,706	1,203

Total other income (expense)	24,631	4,662	9,706	1,203

NET LOSS	$(2,192,926)	$(2,083,584)	$(951,914)	$(814,010)

Net loss per share:
Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	73,022,295	72,259,396	73,269,255	72,410,326

The accompanying notes are an integral part of these interim consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended May 31, 2023 and 2022

(Unaudited)

					Additional
	Preferred Stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at August 31, 2022	—	$—	72,869,220	$728,692	$42,066,269	$(39,752,061)	$3,042,900

Common stock and stock options issued for services	—	—	—	—	55,310	—	55,310
Stock based compensation	—	—	26,833	269	48,896	—	49,165
Net loss	—	—	—	—	—	(568,172)	(568,172)

Balance at November 30, 2022	—	—	72,896,053	728,961	42,170,475	(40,320,233)	2,579,203

Common stock and stock options issued for services	—	—	—	—	37,905	—	37,905
Stock based compensation	—	—	22,859	228	39,274	—	39,502
Net loss	—	—	—	—	—	(672,840)	(672,840)

Balance at February 28, 2023	—	—	72,918,912	729,189	42,247,654	(40,993,073)	1,983,770

Common stock and stock options issued for services	—	—	612,498	6,125	660,075	—	666,200
Stock based compensation	—	—	74,626	747	38,755	—	39,502
Common stock issued upon exercise of options	—	—	110,000	1,100	36,900	—	38,000
Net loss	—	—	—	—	—	(951,914)	(951,914)

Balance at May 31, 2023	—	$—	73,716,036	$737,161	$42,983,384	$(41,944,987)	$1,775,558

Balance at August 31, 2021	—	$—	71,934,065	$719,341	$41,332,478	$(36,848,322)	$5,203,497

Common stock and stock options issued for services	—	—	—	—	129,788	—	129,788
Stock based compensation	—	—	41,231	412	41,090	—	41,502
Net loss	—	—	—	—	—	(338,862)	(338,862)

Balance at November 30, 2021	—	—	71,975,296	719,753	41,503,356	(37,187,184)	5,035,925

Common stock and stock options issued for services	—	—	—	—	78,896	—	78,896
Stock based compensation	—	—	31,218	312	41,190	—	41,502
Warrant conversion	—	—	570,001	5,700	165,300	—	171,000
Net loss	—	—	—	—	—	(930,712)	(930,712)

Balance at February 28, 2022	—	—	72,576,515	725,765	41,788,742	(38,117,896)	4,396,611

Common stock and stock options issued for services	—	—	—		58,785	—	58,785
Stock based compensation	—	—	25,938	260	53,241	—	53,501
Common stock issued upon exercise of options and warrants	—	—	150,000	1,500	66,000	—	67,500
Net loss	—	—	—	—	—	(814,010)	(814,010)

Balance at May 31, 2022	—	$—	72,752,453	$727,525	$41,966,768	$(38,931,906)	$3,762,387

The accompanying notes are an integral part of these interim consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASHFLOWS

For the Nine Months Ended May 31, 2023 and 2022

(Unaudited)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,192,926)	$(2,083,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,164	5,236
Loss on disposal of property and equipment	22,689	—
Stock based compensation	887,584	403,974
Changes in current assets and liabilities:
Prepaid expenses and other current assets	251,118	31,506
Accounts payable and accrued liabilities	23,804	68,960

Net cash used in operating activities	(1,006,567)	(1,573,908)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturing short-term investment	505,611	—
Purchases of mineral properties	—	(234,451)
Payment of deposit	—	5,120

Net cash provided by (used in) investing activities	505,611	(229,331)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock warrants and options	38,000	238,500

Net cash provided by financing activities	38,000	238,500

NET CHANGE IN CASH AND CASH EQUIVALENTS	(462,956)	(1,564,739)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,838,300	5,106,653

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,375,344	$3,541,914

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$—	$—

Taxes paid	$—	$—

The accompanying notes are an integral part of these interim consolidated financial statements.

Texas Mineral Resources Corp.

Notes to Interim Consolidated Financial Statements

May 31, 2023

(Unaudited)

NOTE 1 – GENERAL

Exploration-Stage Company

Since January 1, 2009, Texas Mineral Resources Corp. (the “Company”) has been classified as an “exploration stage” company for purposes of Regulation S-K Item 1300 of the U.S. Securities and Exchange Commission (“SEC”). Under SEC Regulation S-K Item 1300, companies engaged in significant mining operations are classified into three categories, referred to as “stages” - exploration, development, and production. Exploration stage includes all companies that do not have established reserves in accordance with Item 1300. Such companies are deemed to be “in the search for mineral deposits.” Notwithstanding the nature and extent of development-type or production-type activities that have been undertaken or completed, a company cannot be classified as a development or production stage company unless it has established reserves in accordance with Item 1300.

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

Going Concern

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit from inception through May 31, 2023, of approximately $41,945,000 and has yet to achieve profitable operations, and projects further losses in the development of its business.

On May 31, 2023, the Company had a working capital surplus of approximately $1,352,000; however the Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company doesn’t expect to generate revenue from operations in the near future.

In accordance with our current projected budget, the Company does not have sufficient capital to fund its share of total cash calls required under the RTMD operating agreement (“Operating Agreement”) as well as expected general and administrative expenses during the next twelve months. Failure by the Company to fund required cash calls to RTMD would result in dilution to its then current RTMD ownership interest (20% as of May 31, 2023). Accordingly, the Company will be required to either raise additional capital to fund its obligations during the next twelve months or elect to dilute its ownership interest in RTMD. There can be no assurance that the Company will be able to raise the necessary capital to fund its cash calls and expected general and administrative expenses. No cash calls were requested during the third fiscal quarter ended May 31, 2023. Based on these factors, there is substantial doubt as to the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of these financial statements. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Texas Mineral Resources Corp.

Notes to Interim Consolidated Financial Statements

May 31, 2023

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

NOTE 4 – MINERAL PROPERTIES

The following discussion under “RTMD Mineral Properties” provides a history of the ownership and obligations of the Round Top Project, of which we, as of May 31, 2023, held a 20% proportionate interest and USA Rare Earth LLC (“USARE”) held an 80% proportionate interest.

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

May 31, 2023

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

May 31, 2023

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

During the quarter ended February 28, 2023, the Company recognized stock compensation and a corresponding charge to additional paid-in capital in the amount of $39,502. The Company issued the related 37,313 shares of common stock in March 2023.

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

On March 3, 2023, the Company granted options to purchase up to 500,000 shares of common stock to our Board Chairman for efforts related to negotiating the amended and restated option agreement and other consulting services, with an exercise price of $1.31 per share and a fair value of $637,548 on the grant date. The fair value of the options was determined using the Black-Scholes option-pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 5.00% (ii) estimated volatility of 193.88% (iii) dividend yield of 0.00% and (iv) expected life of all options of 5 years. The Company recognized the full $637,548 as compensation expense during the three months ended May 31, 2023.

During the quarter ended May 31, 2023, the Company recognized stock compensation and a corresponding charge to additional paid-in capital in the amount of $39,500 for director’s fees earned during the quarter. The Company issued 37,313 of the related 49,540 shares of common stock in April 2023 and the remaining 12,227 shares in June 2023.

Texas Mineral Resources Corp.

Notes to Interim Consolidated Financial Statements

May 31, 2023

(Unaudited)

During the quarter ended May 31, 2023, the Company granted options to purchase up to 30,000 shares of common stock, with an exercise price of $1.97 per share and a fair value of $28,652 on the date of grant to a consultant. The fair value of the options was determined using the Black-Scholes option-pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 4.00% (ii) estimated volatility of 201.75% (iii) dividend yield of 0.00% and (iv) expected life of all options of 5 years. The Company recognized the full $28,652 as compensation expense during the three months ended May 31, 2023.

During the quarter ended May 31, 2023, the holders of 110,000 common stock options were exercised for total cash consideration of $38,000. The exercise price of the common stock options ranged from $0.22 to $0.45.

In January 2020, the Company entered into three separate consulting agreements for total consideration of 699,999 shares of common stock (233,333 per agreement). The common stock underlying the agreements had a total value of $448,000, based on the $0.64 quoted market price of the common stock on the agreement date. The right to receive the common stock is subject to ratable vesting over a 24-month period and at August 31, 2022, all 699,999 shares had vested and 87,501 had been issued. The consultants had requested that the Company hold the remaining shares issuable under the agreements in trust to allow the consultants to request their shares as they vest. During the three months ended May 31, 2023, the Company issued the remaining 612,498 shares under the agreement.

NOTE 6 – SUBSEQUENT EVENTS

On June 26, 2023, the Company, USARE and the manager amended and restated the Operating Agreement and the following material amendments to the Operating Agreement were adopted:

Material Amendments

Cash Calls

On the basis of the adopted program and budget then in effect, the manager will submit to each member monthly cash calls at least 10 days before the last day of each month, and within 10 days of receipt, (a) USARE will pay to RTMD, as an additional capital contribution, its proportionate share of the estimated cash requirements based on its interest and (b) the Company will either (i) pay to RTMD, as an additional capital contribution, its proportionate share of the estimated cash requirements based on its interest, or (ii) deliver to RTMD a written notice indicating what amount, if any, of the applicable estimated cash requirements that the Company will contribute (the “Notice of Non-Contribution”). Failure by the Company to deliver payment of its proportionate share of the estimated cash requirements, as an additional capital contribution, or to deliver a Notice of Non-Contribution within the 10 day period shall automatically be considered a “Deemed Non-Contribution” and shall have the same effect as if the Company provided a timely Notice of Non-Contribution with respect to non-contribution of its entire proportionate share of the applicable cash call.

Remedies for Failure to Meet Cash Calls

Non-Contribution. Capital contributions only will be made to fund programs and budgets. If the Company does not contribute all or any portion of any additional capital contribution that it is required to contribute pursuant to a Notice of Non-Contribution or a Deemed Non-Contribution (such unfunded amount shall be deemed the “Shortfall Amount”), then USARE shall fund the entire Shortfall Amount within 5 business days after the Notice of Non-Contribution or Deemed Non-Contribution.

Dilution. Upon the contribution of the Shortfall Amount by USARE, the interests of the members will be recalculated based on the adjustment provision set forth below in the sub-heading “– Adjustment of Interests”.

Maximum Dilution. The dilution of the Company shall not fall below a 3% interest in RTMD (the “Minimum Percentage Interest”). Upon the contribution by USARE of a Shortfall Amount which otherwise would result in a dilution of the Company below the Minimum Percentage Interest, USARE will receive a priority distribution of available cash, in addition to a distribution of available cash to which USARE otherwise is entitled to receive as a result of its proportionate additional capital contribution pursuant to the applicable cash call request, up to the Shortfall Amount that would have resulted in the Company’s interest being further diluted but for the Minimum Percentage Interest (the “Priority Distribution”). The Priority Distribution will continue until USARE has been reimbursed for its contribution of the Shortfall Amount that would have resulted in the Company having an interest below the Minimum Percentage Interest, after which time the members shall receive distributions of available cash pro rata in proportion to their respective interests.

Texas Mineral Resources Corp.

Notes to Interim Consolidated Financial Statements

May 31, 2023

(Unaudited)

Adjustment of Interests.

If USARE contributes the Shortfall Amount, then the then current interest of the Company will be reduced (subject to the Minimum Percentage Interest), effective as of each cash call under an additional capital contribution for the applicable program and budget, by a fraction, expressed as a percentage:

●            the numerator of which equals the Shortfall Amount actually funded by USARE; and

●            the denominator of which equals the market capitalization of the Company.

Distributions

Cash in excess of authorized reserves will be distributed to the members pro-rata in proportion to their respective interests on a periodic basis as determined by the management committee. RTMD will be required to make tax distributions to each member. Once USARE has been paid the Priority Distribution, if applicable, all distributions made in connection with the sale or exchange of all or substantially all of RTMD’s assets and all distributions made in connection with the liquidation of RTMD will be made to the members pro-rata in accordance with their respective interests.

July Cash Call

On June 28, 2023, we notified USARE that we had elected not to contribute our proportionate interest of $166,800 in cash to satisfy our portion of the July 2023 aggregate cash call of $834,000, but had elected to reduce our RTMD ownership interest from 20% to 19.951% pursuant to the dilution mechanism in the June 2023 amended Operating Agreement.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”). Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q, include, but are not limited to:

●	the progress, potential and uncertainties of the rare-earth exploration plans at our Round Top project in Hudspeth County, Texas (the “Round Top Project” or “Round Top”);

●	timing for a completed feasibility study for the Round Top Project;

●	the success of getting the necessary permits for future Round Top drill programs and project development;

●	success of RTMD (as defined in “– Overview – USA Rare Earth Agreement” below) in developing the Round Top Project, including without limitation raising sufficient capital;

●	expectations regarding our ability to raise capital and to continue our exploration plans on our properties (either to fund our proportionate expenditures in the Round Top Project as a member of RTMD or otherwise);

●	ability to complete a preliminary feasibility study;

●	plans regarding anticipated expenditures at the Round Top Project; and

●	plans to enter into a joint venture agreement with Santa Fe and our ability to fund such potential exploration and development project.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

●	risks of being classified as an “exploration stage” company for purposes of SEC Regulation S-K Item 1300;

●	risks associated with our ability to continue as a going concern in future periods;

●	risks associated with our history of losses and need for additional financing;

●	risks associated with ability to raise capital on acceptable terms, if at all;

●	risks associated with our operating history;

●	risks associated with owning a membership interest in Round Top which may be diluted (which could be significant) if we are unable to fund our cash call obligations and elect to dilute our ownership interest in Round Top per the amended RTMD operating agreement (as of the filing date of this Form 10-Q our membership interest is 19.951%);

●	risks associated with our properties;

●	risks associated with the lack of history in producing metals from the Round Top Project;

●	risks associated with our need for additional financing to maintain our ownership interest in, as well as the requirement in general for additional capital to further develop, the Round Top Project;

●	risks associated with exploration activities not being commercially successful;

●	risks associated with ownership of surface rights and other title issues with respect to the Round Top Project;

●	risks associated with increased costs affecting our financial condition;

●	risks associated with a shortage of equipment and supplies adversely affecting the ability to operate properties;

●	risks associated with mining and mineral exploration being inherently dangerous;

●	risks associated with mineralization estimates;

●	risks associated with changes in mineralization estimates affecting the economic viability of the properties;

●	risks associated with uninsured risks;

●	risks associated with mineral operations being subject to market forces beyond our control;

●	risks associated with fluctuations in commodity prices;

●	risks associated with permitting, licenses and approval processes;

●	risks associated with the governmental and environmental regulations;

●	risks associated with future legislation regarding the mining industry and climate change;

●	risks associated with potential environmental lawsuits;

●	risks associated with land reclamation requirements;

●	risks associated with rare earth and mining in general presenting potential health risks;

●	risks related to competition in the mining and rare earth elements industries;

●	risks related to economic conditions;

●	risks related to our ability to manage growth;

●	risks related to the potential difficulty of attracting and retaining qualified personnel;

●	risks related to our dependence on key personnel;

●	risks related to conducting our business in order to be excluded from the definition of an “investment company” under the Investment Company Act of 1940;

●	risks related to our United States Securities and Exchange Commission (the “SEC”) filing history; and

●	risks related to our securities.

This list is not exhaustive of the factors that may affect the Company’s forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report, as well as in the Annual Report filed on Form 10-K for the fiscal year ended August 31, 2022. Although the Company has attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all the forward-looking statements contained in this Quarterly Report by the foregoing cautionary statements.

In light of these risks and uncertainties, many of which are described in greater detail elsewhere in this Quarterly Report, as well as in the Annual Report filed on Form 10-K for the fiscal year ended August 31, 2022, there can be no assurance that the events predicted in forward-looking statements contained in the Quarterly Report will in fact transpire.

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

Going Concern

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit from inception through May 31, 2023, of approximately $41,945,000 and has yet to achieve profitable operations, and projects further losses in the development of its business.

On May 31, 2023, the Company had a working capital surplus of approximately $1,352,000, however the Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. See “Liquidity and Capital Resources” below for a discussion of our liquidity and capital needs for the next twelve months.

Overview

We are a mining company engaged in the business of the acquisition, exploration and development of mineral properties. We currently own a 19.951% membership interest in RTMD (as of May 31, 2023 we held a 20% membership interest in RTMD), which entity holds two mineral property leases with the Texas General Land Office to explore and develop a 950-acre rare earths project located in Hudspeth County, Texas, (referred to as the “Round Top Project” or the “Project”). The leases, originally signed with primary terms of approximately 19 and 18 years, each currently have remaining terms of approximately eight years and provisions for automatic renewal if Round Top is in production. RTMD also holds prospecting permits covering 9,345 acres adjacent to the Round Top Project. The strategy of RTMD is to develop a metallurgical process to concentrate or otherwise extract the metals from the Round Top Project’s rhyolite, conduct additional engineering, design, geotechnical work, and permitting necessary for a bankable feasibility study and then to extract mineral resources from the Round Top Project. The Round Top Project has not established as of the date hereof that any of the properties contain any probable mineral reserves or proven mineral reserves under Item 1300 of Regulation S-K.

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

USA Rare Earth Agreement

In August 2018, the Company and Morzev Pty. Ltd. (“Morzev”) entered into an agreement (the “2018 Option Agreement”) whereby Morzev was granted the exclusive right to earn and acquire a 70% interest in the Round Top Project by financing $10 million of expenditures in connection with the Project, increasable to an 80% interest for an additional $3 million payment to the Company. In August 2019, the Company and USA Rare Earth, LLC (“USARE”) entered into an amended and restated option agreement as further amended in June 2020 (the “2019 Option Agreement” and collectively with the 2018 Option Agreement, the “Option Agreement”), whereby the Company restated its agreement to grant USARE the exclusive right to earn and acquire a 70% interest, increasable to an 80% interest, in Round Top. In May 2021, and in accordance with the terms of the Option Agreement, the Company and USARE entered into a contribution agreement (“Contribution Agreement”) whereby each of the Company and USARE contributed assets to Round Top Mountain Development, LLC (“RTMD”), a wholly-owned subsidiary of the Company, in exchange for their ownership interests in RTMD, a membership interest equating to 20% of RTMD issued to the Company and a membership interest equating to 80% of RTMD issued to USARE. Concurrently therewith, the Company and USARE, as the two members, entered into a limited liability company agreement (“Operating Agreement”) governing the operations of RTMD which contains customary and industry standard terms as contemplated by the Option Agreement. USARE is the manager of RTMD.

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

On June 26, 2023, the Company, USARE and the manager amended and restated the Operating Agreement and the following material amendments to the Operating Agreement were adopted:

Cash Calls

On the basis of the adopted program and budget then in effect, the manager will submit to each member monthly cash calls at least 10 days before the last day of each month, and within 10 days of receipt, (a) USARE will pay to RTMD, as an additional capital contribution, its proportionate share of the estimated cash requirements based on its interest and (b) the Company will either (i) pay to RTMD, as an additional capital contribution, its proportionate share of the estimated cash requirements based on its interest, or (ii) deliver to RTMD a written notice indicating what amount, if any, of the applicable estimated cash requirements that the Company will contribute (the “Notice of Non-Contribution”). Failure by the Company to deliver payment of its proportionate share of the estimated cash requirements, as an additional capital contribution, or to deliver a Notice of Non-Contribution within the 10 day period shall automatically be considered a “Deemed Non-Contribution” and shall have the same effect as if the Company provided a timely Notice of Non-Contribution with respect to non-contribution of its entire proportionate share of the applicable cash call.

Remedies for Failure to Meet Cash Calls

Non-Contribution. Capital contributions only will be made to fund programs and budgets. If the Company does not contribute all or any portion of any additional capital contribution that it is required to contribute pursuant to a Notice of Non-Contribution or a Deemed Non-Contribution (such unfunded amount shall be deemed the “Shortfall Amount”), then USARE shall fund the entire Shortfall Amount within 5 business days after the Notice of Non-Contribution or Deemed Non-Contribution.

Dilution. Upon the contribution of the Shortfall Amount by USARE, the interests of the members will be recalculated based on the adjustment provision set forth below in the sub-heading “– Adjustment of Interests”.

Maximum Dilution. The dilution of the Company shall not fall below a 3% interest in RTMD (the “Minimum Percentage Interest”). Upon the contribution by USARE of a Shortfall Amount which otherwise would result in a dilution of the Company below the Minimum Percentage Interest, USARE will receive a priority distribution of available cash, in addition to a distribution of available cash to which USARE otherwise is entitled to receive as a result of its proportionate additional capital contribution pursuant to the applicable cash call request, up to the Shortfall Amount that would have resulted in the Company’s interest being further diluted but for the Minimum Percentage Interest (the “Priority Distribution”). The Priority Distribution will continue until USARE has been reimbursed for its contribution of the Shortfall Amount that would have resulted in the Company having an interest below the Minimum Percentage Interest, after which time the members shall receive distributions of available cash pro rata in proportion to their respective interests.

Adjustment of Interests.

If USARE contributes the Shortfall Amount, then the then current interest of the Company will be reduced (subject to the Minimum Percentage Interest), effective as of each cash call under an additional capital contribution for the applicable program and budget, by a fraction, expressed as a percentage:

●           the numerator of which equals the Shortfall Amount actually funded by USARE; and

●           the denominator of which equals the market capitalization of the Company.

Distributions

Cash in excess of authorized reserves will be distributed to the members pro-rata in proportion to their respective interests on a periodic basis as determined by the management committee. RTMD will be required to make tax distributions to each member. Once USARE has been paid the Priority Distribution, if applicable, all distributions made in connection with the sale or exchange of all or substantially all of RTMD’s assets and all distributions made in connection with the liquidation of RTMD will be made to the members pro-rata in accordance with their respective interests.

Other material terms of the Operating Agreement that remain unchanged are as follows:

Management.

A management committee will make the major decisions of RTMD, such as approval of the respective program and budget, and the manager will implement such decisions. The management committee consists of three representatives of the members, with two being appointed by USARE and one by the Company (initially being Dan Gorski). The representatives vote the ownership percentage interests of their appointing member.

Management Committee Meetings.

Meetings will be held every three months unless otherwise agreed. For matters before the management committee that require a vote, voting is by simple majority except for certain “major decisions” that require a unanimous vote. So long as the Company maintains a 15% or greater ownership interest, the nine decisions identified in the bullet points below require unanimous approval. If the Company’s ownership interest falls below 15%, the number of unanimous decisions is reduced to five (being the first five bullet points below). If the Company is acquired by a REE mining company or sells its ownership interest to a REE mining company, in each case who elects a majority of the Company’s board, this unanimous approval requirement can be suspended by USARE, at its option. The major decisions requiring unanimous approval, as set forth above, are:

●	approval of an amendment to any program and budget that causes the program and budget to increase by 15% or more, except for emergencies;

●	other than purchase money security interests or other security interests in RTMD equipment to finance the acquisition or lease of RTMD equipment used in operations, the consummation of a project financing or the incurrence by RTMD of any indebtedness for borrowed money that requires the guarantee by any member of any obligations of RTMD;

●	substitution of a member under certain circumstances and dissolution of RTMD;

●	the issuance of an ownership interest or other equity interest in RTMD, or the admission of any person as a new member of RTMD, other than in connection with the exercise of a right of first offer by a member;

●	the redemption of all or any portion of an ownership interest, except for limited circumstances provided for in the Operating Agreement;

●	a decision to grant authorization for RTMD to file a petition for relief under any chapter of the United States Bankruptcy Code, to consent to such relief in any involuntary petition filed against RTMD by any third party, or to admit in writing any insolvency of RTMD or inability to pay its debts as they become due, or to consent to any receivership of RTMD;

●	acquisition or disposition of significant mineral rights, other real property or water rights outside of the area of interest as set forth in the Operating Agreement or outside of the ordinary course of business;

●	the merger of RTMD into or with any other entity; and

●	the sale of all or substantially all of RTMD’s assets.

Manager.

The manager will manage, direct and control operations in accordance with program and budget, will prepare and present to the management committee a proposed program and budget, and will generally oversee and implement all of the day to day activities of RTMD. The manager will conduct necessary equipment and materials procurement and property and equipment maintenance activities, with all operations to be conducted in accordance with adopted program and budget.

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

The Black Hawk district is one of a famous, but rare, geologic type of mineral deposit typically characterized by small but high-grade ore bodies often containing silver, cobalt, nickel, uranium and arsenic. Silver principally occurs in “native” form. The district was discovered in the early 1880’s and mining was active until the collapse of the silver price after it was de-monetized in 1892. Because of their small size and random distribution, the small lens like “ore shoots” are practically impossible to locate by conventional exploration methods. If a method of finding these ore bodies can be developed, of which there is no assurance, we believe economic potential may exist.

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

Liquidity and Capital Resources

On May 31, 2023, our accumulated deficit was approximately $41,945,000 and our cash position was approximately $1,375,000. We had a working capital surplus of approximately $1,352,000. Round Top has not commenced commercial production on the Round Top Project. We have no revenues from operations and anticipate we will have no operating revenues until we place one or more of our properties into production. All properties are in the exploration stage.

During the fiscal year ending August 31, 2022 and the nine months ended May 31, 2023, we funded approximately $1,937,000 and $386,000, respectively, to RTMD pursuant to our funding obligations set forth in the Operating Agreement. USARE funded approximately $8,402,000 and $1,545,600, respectively, to RTMD in connection with advancing the Round Top Project.

During the fourth quarter of this fiscal year, RTMD notified the Company and USARE of a July 2023 capital call in the aggregate amount of $834,000 and, on June 28, 2023, we notified USARE that we had elected not to contribute our proportionate interest of $166,800 in cash to satisfy our portion of the July 2023 aggregate cash call of $834,000, but had elected to have USARE fund our portion and to reduce our RTMD ownership interest from 20% to 19.951% pursuant to the dilution mechanism in the June 2023 amended Operating Agreement. We expect that there will likely be additional capital calls during the next 12 months, as RTMD plans to continue its efforts towards completing a bankable feasibility study which includes work to optimize the leaching and developing of the CIX/CIC processing of the Round Top Project. Initial process design work will be carried out at USARE’s facility in Wheat Ridge, Colorado. Pending completion of the initial process development, this facility may either be relocated to or replicated at the Round Top Project where a pilot plant is expected to be established. This work may consist of setting up and equipping a facility to conduct pilot plant scale heap leaching. It is estimated that the Round Top Project will require additional time and further expenditure to complete a bankable feasibility study. Each of the Company and USARE will be responsible to fund their pro-rata share of these expenses, and unless we have sufficient cash to fund our pro rata share, we will likely request that USARE fund our pro-rata share of the obligation and reduce our RTMD ownership interest pursuant to the dilution mechanism established in the June 23 amendment to the Operating Agreement. As of the date hereof, we don’t know the amount of expenditures for the RTMD budget for the next 12 months.

We do not have sufficient cash on hand to fund our portion of the Round Top budget for the next 12 months, assuming that capital calls are requested during this period. Therefore, we will either (i) need to raise additional funding to fund our portion of the Round Top budget or (ii) elect to have USARE fund our portion and then reduce our interest in RTMD pursuant to the dilution mechanism set forth in the June 2023 amendment to the Operating Agreement. Additionally, we will likely need to raise additional capital during the next 12 months to fund our corporate business strategy and general and administrative expenses, the failure of which could cause us to curtail or cease our operations or otherwise adversely affect us. If we determine to reduce our ownership interest in RTMD, we would conserve cash and not dilute the common stock holders of the Company through equity financings at the Company level. If we elect to raise equity capital at the Company level, the most likely source of future financing presently available to us is through the sale of our securities. Any sale of our shares of common stock will result in dilution of equity ownership to existing stockholders. This means that if we sell shares of common stock, more shares will be outstanding and each existing stockholder will own a smaller percentage of the shares then outstanding. We may rely on debt financing (which could be in the form of convertible debt) and we may issue or grant warrants or options in the future pursuant to which additional shares of common stock may be issued. Exercise of such warrants or options (or conversion of debt) will result in dilution of equity ownership to our existing stockholders. We have no firm commitment with respect to obtaining debt or equity financing and, accordingly, we will be reliant upon a best efforts financing strategy. Accordingly, there is no assurance that we will be able to raise necessary capital to fund either (i) our portion of the Round Top budget (in which event we would elect to have USARE fund our portion of the cash contributions and agree to allow our interest in RTMD to be reduced per the June 2023 amended Operating Agreement) or (ii) our general administrative expenses during the next 12 months.

Results of Operations

Nine months ended May 31, 2023 and May 31, 2022

General and Revenue

We had no operating revenues during the nine months ended May 31, 2023 and May 31, 2022. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $41.9 million as of May 31, 2023.

Operating expenses, other income (expenses) and resulting losses from Operations.

We incurred exploration costs for the nine months ended May 31, 2023 and May 31, 2022, in the amount of approximately $721,000 and $1,102,000, respectively. The expenditures for the nine months ended May 31, 2023 and the nine months ended May 31, 2022 were primarily for leaching at the Round Top lab and to a limited extent, exploration costs for the Black Hawk project in New Mexico. For the nine months ended May 31, 2022, significant costs were incurred for Round Top as a result of mining and transporting approximately 30,000 metric tonnes of rhyolite from the deposit site to the planned demonstration plant site. There was also considerable earth work done at the site of the production plant to divert storm runoff water. In addition, we began contracting various consulting groups to commence the designing of the Round Top mine, heap leaching plant and processing plant. During the nine months ended May 31, 2023 and 2022, exploration expenditures for mining activities at Round Top were funded by RTMD. We account for our interest in RTMD under the proportional consolidation method. Under the proportional consolidation method, we record our share of expenses of RTMD within the income statement in the same line items that we would if we were to consolidate our financial statements with RTMD. During the nine months ended May 31, 2023, we spent approximately $256,000 on project related costs for the Santa Fe Project that commenced during the current fiscal year.

Our general and administrative expenses for the nine months ended May 31, 2023 and May 31, 2022, respectively, were approximately $1,497,000 and $987,000. For the nine months ended May 31, 2023 and 2022, this amount included approximately $888,000 and $404,000, respectively, in stock-based compensation to directors and common stock and stock options to outside consultants. The remaining expenditures were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

For the nine months ended May 31, 2023 and May 31, 2022, we earned approximately $24,600 and $4,600 in interest income from depository accounts. We recorded a loss on the transfer of one of our vehicles to RTMD in the amount of approximately $22,700.

We had losses from operations for the nine months ended May 31, 2023 and May 31, 2022 totaling approximately $2,218,000 and $2,088,000, respectively.

We had a net losses for the nine months ended May 31, 2023 and May 31, 2022 totaling approximately $2,193,000 and $2,084,000, respectively.

Three months ended May 31, 2023 and May 31, 2022

Revenue

We had no operating revenues during the three months ended May 31, 2023 and May 31, 2022. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $41.9 million as of May 31, 2023.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the three months ended May 31, 2023 and May 31, 2022, in the amount of approximately $91,000 and $519,900, respectively. Expenditures during the three months ended May 31, 2022 were primarily for our Round Top project. During the three months ended May 31, 2023, we spent approximately $91,000 on a survey and other project related costs for the Santa Fe Project that commenced during the current fiscal year.

Our general and administrative expenses for the three months ended May 31, 2023 and May 31, 2022, respectively, were approximately $870,000 and $295,000. For the three months ended May 31, 2023 and May 31, 2022, this amount included approximately $706,000 and $112,000, respectively, in stock-based compensation to directors and outside consultants. The remaining expenditures were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

For the three months ended May 31, 2023 and May 31, 2022, we earned approximately $9,700 and $1,200, respectively, in interest income from depository accounts.

We had losses from operations for the three months ended May 31, 2023 and May 31, 2022 totaling approximately $962,000 and $815,000.

We had net losses for the three months ended May 31, 2023 and May 31, 2022 totaling approximately $952,000 and $814,000, respectively.

Investment Company Act Exclusion

Section 3(c)(9) of the Investment Company Act of 1940, as amended (“1940 Act”), provides that a company “substantially all of whose business consists of owning or holding oil, gas, or other mineral royalties or leases, or fractional interests therein, or certificates of interest or participation in or investment contracts relative to such royalties, leases, or fractional interests” is not an investment company within the meaning of the 1940 Act. The Company has determined that this exemption applies to it giving consideration to the following four factors:

●	whether the exempted activity constitutes “substantially all” of our business;

○	The Company has owned mineral leases since 2010, all of our business to date has been comprised of owning and developing the mineral leases and, after the May 2021 “farm-down” of its 100% interest in the mineral leases, all of our business continues to be comprised of owning and holding a certificate of interest and a participation in the mineral leases owned by RTMD. The Company’s mineral assets historically, as well as the value of the certificate of interest at May 31, 2023, have been booked at cost in accordance with GAAP. We have an accumulated deficit of approximately $41.9 million at May 31, 2023 as a result of owning and developing the Round Top Project.

●	whether we own or trade in the mineral leases;

○	The Company has owned the mineral leases, which are now owned by RTMD, since 2010 and neither the Company nor RTMD is in the business of dealing or trading in the mineral leases.

●	what qualifies as an eligible asset for purposes of the exception; and

○	The statute specifically references mineral leases and our mineral leases were owned by the Company and are now owned by RTMD. In accordance with Regulation S-K Item 1300 that governs disclosure by registrants engaged in mining operations, the definition of mineral resource is “a concentration or occurrence of material of economic interest in or on the Earth’s crust.” Our rare earth elements and minerals underlying the mineral leases meet that definition, as well as does coal, silver, gold and other material mined for economic value by registrants involved in mining operations. The SEC staff has recognized that an excepted entity can also engage in related business activities such as exploring, developing, and operating the eligible assets.

●	what qualifies as a “certificate of interest or participation in” or an “investment contract relative to” the eligible assets.

○	The statute allows a Company to own a “certificate of interest” or “participation in” the mineral leases. The SEC staff has recognized that limited partnership interests and/or similar securities issued by entities that themselves own the leases constitute “certificate of interest or participation in or investment contracts” related to such leases. The Company’s 19.951% membership interest in RTMD constitutes a “certificate of interest” and a “participation in” the mineral leases that are owned by RTMD.

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

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (C)
October 2022	Common Stock	26,833	Directors	$Nil	Services	Sec. 4(a)(2)
September – November 2022	Common Stock Options	30,000	Consultant	$Nil	Services	Sec. 4(a)(2)
December 2022	Common Stock	22,859	Directors	$Nil	Services	Sec. 4(a)(2)
December 2022 – February 2023	Common Stock Options	30,000	Consultant	$Nil	Services	Sec. 4(a)(2)
March 2023	Common Stock Options	500,000	Director	$Nil	Services	Sec. 4(a)(2)
March 2023	Common Stock	37,311	Directors	$Nil	Services	Sec. 4(a)(2)
March 2023 – May 2023	Common Stock Options	30,000	Consultant	$Nil	Services	Sec. 4(a)(2)

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended May 31, 2023, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit No.	Description
2.1	Plan of Conversion, dated August 24, 2012, incorporated by reference to Exhibit 2.1 of our Form 8-K filed with the SEC on August 29, 2012.
3.1	Delaware Certificate of Conversion, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on August 29, 2012.
3.2	Delaware Certificate of Incorporation, incorporated by reference to Exhibit 3.2 of our Form 8-K filed with the SEC on August 29, 2012.
3.3	Delaware Certificate of Amendment, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on March 18, 2016
3.4	Delaware Bylaws, incorporated by reference to Exhibit 3.3 of our Form 8-K filed with the SEC on August 29, 2012.
4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.1	Amended and Restated 2008 Stock Option Plan, incorporated by reference to Exhibit 10.1 of our Form 10-Q for the period ended May 31, 2011 filed with the SEC on July 15, 2011.
10.2	Mining Lease, incorporated by reference to Exhibit 10.2 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.3	Mining Lease dated November 2011 with the State of Texas, incorporated by reference to Exhibit 10.3 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.
10.4	Purchase option agreement dated September 2014 with the State of Texas, incorporated by reference to Exhibit 10.4 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.
10.5	Groundwater lease dated September 2014 with the State of Texas, incorporated by reference to Exhibit 10.5 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.
10.6	ReeTech Operating Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on July 21, 2015.
10.7	Amendment Number One to the Reetech Operating Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on November 30, 2015.
10.8	Amendment Number One to the TRER License, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K as filed with the Commission on November 30, 2015.
10.9*	Director’s Agreement by and between the Company and Anthony Marchese, incorporated by reference to Exhibit 10.6 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.
10.10*	Summary of Dan Gorski Employment Arrangement, incorporated by reference to Exhibit 10.10 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.
10.11*	Summary of Wm. Chris Mathers Employment Arrangement, incorporated by reference to Exhibit 10.11 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.
10.12*	Option Agreement for Wm. Chris Mathers incorporated by reference to Exhibit 10.21 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.
10.13*	Form of Directors Option Agreement incorporated by reference to Exhibit 10.22 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.
10.14	Consulting Agreement between the Company and Chemetals, Inc., dated January 22, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2013.
10.15	Lease Agreement between the Company and Southwest Range & Wildlife Foundation, Inc., dated March 6, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2013.
10.16	Variation agreement with Morzev PTY LTD. (USA Rare Earth) dated October 2018, incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.
10.17	Amended and Restated Option Agreement with Morzev (USA Rare Earth) dated August 2019, incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.
10.18	First Amendment to the Amended and Restated Option Agreement with USA Rare Earth dated June 29, 2020, incorporated by reference to Appendix A of the definitive proxy statement on Schedule 14A filed with the SEC on July 15, 2020.
10.19	Mining lease dated September 2011, incorporated by reference to Exhibit 10.19 of the Form 10-K for the period ended August 31, 2020 filed with the SEC on November 30, 2020.

10.20	Contribution Agreement, effective as of May 17, 2021, among USA Rare Earth, LLC, Texas Mineral Resources Corp., and Round Top Mountain Development, LLC, filed with the SEC on Form 8-K on May 21, 2021.
10.21	Limited Liability Company Agreement dated effective as of May 17, 2021, among USA Rare Earth, LLC, Texas Mineral Resources Corp., and Round Top Mountain Development, LLC, filed with the SEC on Form 8-K on May 21, 2021.
10.22	Mineral Exploration and Option Agreement dated effective October 7, 2021 between Standard Silver Corp. and Santa Fe Gold Corporation, filed with the SEC on Form 8-K on November 10, 2021.
10.23	Financing and Purchase Option Agreement dated effective November 2, 2021 between Standard Silver Corp. and Greentech Minerals Holdings, Inc., filed with the SEC on Form 8-K on November 10, 2021.
10.24	Amended and Restated Limited Liability Company Agreement dated effective as of June 26, 2023, among USA Rare Earth, LLC, Texas Mineral Resources Corp., and Round Top Mountain Development, LLC, filed with the SEC on Form 8-K on June 27, 2023.
31.1	Certification by Chief Executive Officer
31.2	Certification by Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer

101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations

* Management contract or compensatory plan or arrangement.

(1)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at May 31, 2023 and August 31, 2022; (ii) Consolidated Statements of Operations for the three months and nine months ended May 31, 2023 and 2022; (iii) Consolidated Statements of Cash Flows for the nine months ended May 31, 2023 and 2022; (iv) Consolidated Statements of Shareholders’ Equity for the nine months ended May 31, 2023 and 2022; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS MINERAL RESOURCES CORP.

Date: July 17, 2023

/s/ Daniel E. Gorski
Daniel E. Gorski, duly authorized officer
Chief Executive Officer and Principal
Executive Officer

Date: July 17, 2023

/s/ Wm Chris Mathers
Wm Chris Mathers, Chief Financial Officer and
Principal Financial and Accounting Officer