Form 10-K
period 2023-08-31
Texas Mineral Resources Corp.
filed 2023-11-29
CIK 1445942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: As of February 28, 2023 the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $59,917,619 based upon the closing sale price of the common stock as reported by the OTCQB.

The number of shares of the Registrant’s common stock outstanding as of November 21, 2023 was 73,784,810.

PRELIMINARY NOTES

As used in this Annual Report on Form 10-K (“Annual Report”), references to “Texas Mineral”, “the Company,” “we,” “our,” “us” or “TMRC” mean Texas Mineral Resources Corp. and its predecessors, as the context requires.

GLOSSARY OF TERMS

Alteration	Any physical or chemical change in a rock or mineral subsequent to its formation.

Concession	A grant of a tract of land made by a government or other controlling authority in return for stipulated services or a promise that the land will be used for a specific purpose.

Core	The long cylindrical piece of a rock, about an inch in diameter, brought to the surface by diamond drilling.

Diamond drilling	A drilling method in which the cutting is done by abrasion using diamonds embedded in a matrix rather than by percussion. The drill cuts a core of rock, which is recovered in long cylindrical sections.

Drift	A horizontal underground opening that follows along the length of a vein or rock formation as opposed to a cross-cut which crosses the rock formation.

Exploration	Work involved in searching for ore, usually by drilling or driving a drift.

Exploration expenditures	Costs incurred in identifying areas that may warrant examination and in examining specific areas that are considered to have prospects that may contain mineral deposit reserves.

Geophysics	Exploration techniques employing such indirect methods as gravity and electro-magnetism.

GLO	Texas General Land Office.

Grade	The average assay of a ton of ore, reflecting metal content.

HREE	Heavy rare earth element(s).

Intrusive	A body of igneous rock formed by the consolidation of magma intruded into other rocks, in contrast to lavas, which are extruded upon the surface.

Lode	A mineral deposit in solid rock.

Mine development	The work carried out for the purpose of opening up a mineral deposit and making the actual ore extraction possible.

Mineral	A naturally occurring homogeneous substance having definite physical properties and chemical composition, and if formed under favorable conditions, a definite crystal forms.

Mineralization	The presence of minerals in a specific area or geological formation.

Mineral Reserve	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves are customarily stated in terms of “Ore” when dealing with metalliferous minerals.

Ore	The naturally occurring material from which a mineral or minerals of economic value can be extracted profitably or to satisfy social or political objectives. The term is generally but not always used to refer to metalliferous material, and is often modified by the names of the valuable constituent; e.g., iron ore.

Ore body	A continuous, well-defined mass of material of sufficient ore content to make extraction economically feasible.

1

Ore Shoot	A zone or area within a vein that contains ore of economic grade.

PEA	Preliminary economic assessment.

Probable (Indicated) Reserves	Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Prospect	A mining property, the value of which has not been determined by exploration.

Proven (Measured) Reserves	Reserves for which (i) (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes and (b) grade and/or quality are computed from the results of detailed sampling and (ii) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

REE	Rare earth element(s).

REO	Rare earth oxide(s).

Round Top, RTMD or Round Top Mountain Development	Round Top Mountain Development, LLC, a Delaware limited liability company, which is the entity that owns the Round Top Project.

Round Top Project

The Round Top Project is owned by Round Top and includes the following that were assigned by the Company to Round Top in May 2021:

●     two leases with the GLO, executed in September 2011 and November 2011, that each expire in 2030, to explore and develop a 950 acre rare earths project located in Hudspeth County, Texas;

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

Any statements that express or involve discussions with respect to predictions, expectations, anticipations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements include, but are not limited to:

●	the progress, potential and uncertainties of the rare-earth exploration plans at our Round Top project in Hudspeth County, Texas (the “Round Top Project” or “Round Top”);

●	timing for a completed feasibility study, if any, for the Round Top Project;

●	the success of obtaining the necessary permits for future Round Top drill programs and project development;

●	success, if any, of RTMD in developing the Round Top Project, including without limitation raising sufficient capital to fund any development;

●	expectations regarding our ability to raise capital and to continue our exploration plans on our properties (either to fund our proportionate expenditures in the Round Top Project as a member of RTMD or otherwise);

●	ability to complete a preliminary feasibility study;

●	plans regarding anticipated expenditures at the Round Top Project and ability, if any, to fund anticipated Company expenditures; and

●	plans to enter into a joint venture agreement with Santa Fe and our ability to fund such potential exploration and development project.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

●	risks of being classified as an “exploration stage” company for purposes of SEC Regulation S-K Item 1300;

●	risks associated with our ability to continue as a going concern in future periods;

●	risks associated with our history of losses and need for additional financing;

●	risks associated with our ability to raise capital on acceptable terms, if at all;

●	risks associated with our operating history;

●	risks associated with owning a membership interest in Round Top which may be diluted (which could be significant) if we are unable to fund our cash call obligations and elect to dilute our ownership interest in Round Top in lieu of funding our cash calls per the amended RTMD Operating Agreement (as of the filing date of this Annual Report, our membership interest is 19.611%);

●	risks associated with our properties;

●	risks associated with the lack of history in producing metals from the Round Top Project;

3

●	risks associated with our need for additional financing to fund our cash call obligations with respect to Round Top, as well as the requirement in general for additional capital to further develop, the Round Top Project;

●	risks associated with dilution of our Round Top membership interest due to the inability to fund our cash calls;

●	risks associated with owing a minority interest in Round Top;

●	risks associated with exploration activities not being commercially successful (as there is no assurance that Round Top will be commercially successful);

●	risks associated with ownership of surface rights and other title issues with respect to the Round Top Project;

●	risks associated with increased costs affecting our financial condition;

●	risks associated with a shortage of equipment and supplies adversely affecting the ability to operate properties;

●	risks associated with mining and mineral exploration being inherently dangerous;

●	risks associated with mineralization estimates;

●	risks associated with changes in mineralization estimates affecting the economic viability of the properties;

●	risks associated with uninsured risks;

●	risks associated with mineral operations being subject to market forces beyond our control;

●	risks associated with fluctuations in commodity prices;

●	risks associated with permitting, licenses and approval processes;

●	risks associated with the governmental and environmental regulations;

●	risks associated with future legislation regarding the mining industry and climate change;

●	risks associated with potential environmental lawsuits;

●	risks associated with land reclamation requirements;

●	risks associated with rare earth and mining in general presenting potential health risks;

●	risks related to competition in the mining and rare earth elements industries;

●	risks related to macroeconomic conditions, both in the United States and internationally, including without limitation inflation, high interest rates, and supply chain issues;

●	risks associated with cybersecurity threats, breaches, and disruptions associated therewith;

●	risks related to our ability to manage growth;

●	risks related to the potential difficulty of attracting and retaining qualified personnel;

●	risks related to our dependence on key personnel;

●	risks related to conducting our business in order to be excluded from the definition of an “investment company” under the Investment Company Act of 1940;

●	risks related to global hostilities, both in Ukraine and the Middle East;

●	risks related to cybersecurity threats;

●	risks related to our United States Securities and Exchange Commission (the “SEC”) filing history; and

●	risks related to our securities.

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

PART I

ITEM 1. BUSINESS

Narrative Description of Business

We are a mining company engaged in the business of the acquisition, exploration and development of mineral properties. We currently own a 19.611% membership interest in Round Top, which entity holds two mineral property leases with the GLO to explore and develop a 950-acre rare earths project located in Hudspeth County, Texas, known as the Round Top Project. The leases expire in 2030 with provisions for automatic renewal if Round Top is producing in paying quantities (the receipt from the sale of materials exceeds all costs and expenses associated therewith for the prior 12 months). Round Top also holds prospecting permits covering 9,345 acres adjacent to the Round Top Project and other related assets. The strategy with Round Top is to develop a metallurgical process to concentrate or otherwise extract the metals from the Round Top Project’s rhyolite, conduct additional engineering, design, geotechnical work, and permitting necessary for a bankable feasibility study and then to extract mineral resources from the Round Top Project. The Round Top Project has not established as of the date hereof that any of the properties contain any probable mineral reserves or proven mineral reserves under Item 1300 of Regulation S-K.

Rare earth elements are a group of chemically similar elements that usually are found together in nature – they are referred to as the “lanthanide series.” These individual elements have a variety of characteristics that are critical in a wide range of technologies, products, and applications and are critical inputs in existing and emerging applications. Without these elements, multiple high-tech technologies would not be possible. These technologies include:

●	cell phones,

●	computer and television screens,

●	battery operated vehicles,

●	clean energy technologies, such as hybrid and electric vehicles and wind power turbines,

●	fiber optics, lasers and hard disk drives,

●	numerous defense applications, such as guidance and control systems and global positioning systems, and

●	advanced water treatment technology for use in industrial and military.

Because of these applications, global demand for REE is projected to steadily increase due to continuing growth in existing applications and increased innovation and development of new end uses. Interest in developing resources domestically has become a strategic necessity as there is limited production of these elements outside of China. Our ability to raise additional funds to continue to fund our participation interest in the Round Top Project may be impacted by, among other factors, future prices for REEs.

As a part of our ongoing operations, we will occasionally investigate new mining opportunities. We may also incur expenses associated with our investigations. These costs are expensed as incurred until such time when we have agreements in place to purchase such mining rights. See “Properties – Alhambra Project.”

Operations Update

USARE, the operating manager of the Round Top project, has advised TMRC that it continues to progress the Round Top Project toward operations. Over the last twelve months, Round Top achieved several major milestones including: (i) favorable breaker trials with the goal to increase mine throughput; (ii) favorable CIX separation trials for rare earth elements indicating that the CIX technology employed can extract commercial quality rare earths from the Round Top Project ore; and (iii) favorable membrane concentration trials. The USARE Round Top team continues its work to determine an efficient means of managing alumina content, adding gallium to its output and is working with a major lithium company to maximize the value of the lithium content. USARE has advised the Company that it (i) currently expects that (A) a PFS reflecting this work should be completed during calendar 2024 and (B) a small manufacturing unit should be established to begin processing Round Top Project ore in calendar 2025, and (ii) believes that Round Top remains an attractive venture and is in the process of updating the Round Top Project economic model.

History of the Round Top Project

In 2011, the Company entered into two leases with the GLO to explore and develop the Round Top Project, which leases were transferred to Round Top in 2021.

In March 2013, we purchased the 54,990 acre surface lease covering the Round Top Project, known as the West Lease, from the Southwest Wildlife and Range Foundation (“Foundation”) for $500,000 and the issuance of 1,063,830 shares of our Common Stock and agreed to support the Foundation through an annual payment of $45,000 for ten years to support conservation efforts within the Rio Grande Basin. The West Lease provides exclusive surface access to the area for the potential development and mining of the Round Top Project. We transferred the West lease to Round Top in 2021.

In October 2014, we executed agreements with the GLO securing the option to purchase the surface rights covering the Round Top Project mine and plant areas and, separately, a groundwater lease. The option to purchase the surface rights covers approximately 5,670 acres over the mining lease and we believe that the additional acreage should be adequate to site all potential heap leaching and processing operations as currently anticipated by Round Top. The option may be exercised for all or part of the option acreage at any time during the primary term of the mineral lease as defined above. The “primary term” of the GLO mineral leases and the option is through August 2030. The option can be kept current by an annual payment of $10,000. The purchase price will be the appraised value of the surface at the time of exercising the option. The ground water lease secures the right to develop the ground water within a 13,120-acre lease area located approximately 4 miles from the Round Top Project. This lease has an annual minimum production payment of $5,000 prior to production of water for the operation. After initiation of production payments of $0.95 per thousand gallons or $20,000 annually, whichever is greater, is required. This lease remains effective as long as the mineral lease is in effect. We transferred the option to produce the surface lease and water lease to Round Top in 2021.

Cautionary Note

Cautionary Note to Investors: The PEA dated August 16, 2019 was prepared in accordance with Canadian National Instrument 43-101 — Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) — CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended. The Company voluntarily had the PEA prepared in accordance with NI 43-101 but the Company is not subject to regulation by Canadian regulatory authorities and no Canadian regulatory authority has reviewed the PEA or passed upon its accuracy or compliance with NI 43-101. The terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with NI 43-101. These definitions differ from the definitions in Item 1300 of Regulation S-K under the United States Securities Act of 1933, as amended (the “Securities Act”). Under Item 1300 of Regulation S-K standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate governmental authority. In addition, the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource” while defined in NI 43-101 and Item 1300 of Regulation S-K are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that all or any part of mineral deposits in these categories will ever be converted into reserves. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by Item 1300 of Regulation S-K standards as in place tonnage and grade without reference to unit measures. Accordingly, information in the PEA contains descriptions of our mineral deposits that may not be comparable to similar information made public by United States companies subject to the reporting and disclosure requirements under the United States federal securities laws and the rules and regulations thereunder. The Round Top Project as described in the PEA currently does not contain any known proven or probable mineral reserves under Item 1300 of Regulation S-K reporting standards. U.S. investors are urged to consider closely the disclosure in the Registrant’s latest reports filed with the SEC. U.S. Investors are cautioned not to assume that any defined resources in these categories will ever be converted into Item 1300 of Regulation S-K compliant reserves.

USA Rare Earth Agreement

In August 2018, the Company and Morzev Pty. Ltd. (“Morzev”) entered into an agreement (the “2018 Option Agreement”) whereby Morzev was granted the exclusive right to earn and acquire a 70% interest in the Round Top Project by financing $10 million of expenditures in connection with the Round Top Project, increasable to an 80% interest, for an additional $3 million payment to the Company. Morzev began engaging in business as USA Rare Earth and in May 2019 notified the Company that it was nominating USA Rare Earth, LLC (“USARE”) as the optionee under the terms of the 2018 Option Agreement. In August 2019, the Company and USARE entered into an amended and restated option agreement as further amended on June 29, 2020 (the “2019 Option Agreement” and collectively with the 2018 Option Agreement, the “Option Agreement”), whereby the Company restated its agreement to grant USARE the exclusive right to earn and acquire a 70% interest, increasable to an 80% interest, in the Round Top Project.

In May 2021, and in accordance with the terms of the Option Agreement, the Company and USARE entered into a contribution agreement (“Contribution Agreement”) whereby the Company and USARE contributed assets to Round Top, at the time a wholly-owned subsidiary of the Company, in exchange for their initial ownership interests in Round Top, of which the Company initially owned a membership interest equating to 20% of Round Top and USARE initially owned a membership interest equating to 80% of Round Top. Concurrently therewith, the Company and USARE as the two members entered into a limited liability company agreement (“Operating Agreement”) governing the operations of Round Top which contains customary and industry standard terms as contemplated by the Option Agreement. USARE serves as manager of Round Top.

Upon entry into the Contribution Agreement, the Company assigned the following contracts and assets to Round Top in exchange for its initial 20% membership interest in Round Top:

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

and USARE assigned the following assets to Round Top (or the Company, as applicable) for its initial 80% membership interest in Round Top:

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

On June 26, 2023, the Company, USARE and the manager amended and restated the Operating Agreement and the following material amendments to the Operating Agreement were adopted:

Cash Calls.

On the basis of the adopted program and budget (sometimes referred to as the “Budget”) then in effect, the manager will submit to each member monthly cash calls at least 10 days before the last day of each month, and within 10 days of receipt, (a) USARE will pay to RTMD, as an additional capital contribution, its proportionate share of the estimated cash requirements based on its interest and (b) the Company will either (i) pay to RTMD, as an additional capital contribution, its proportionate share of the estimated cash requirements based on its interest, or (ii) deliver to RTMD a written notice indicating what amount, if any, of the applicable estimated cash requirements that the Company will contribute (the “Notice of Non-Contribution”). Failure by the Company to deliver payment of its proportionate share of the estimated cash requirements, as an additional capital contribution, or to deliver a Notice of Non-Contribution within the 10 day period shall automatically be considered a “Deemed Non-Contribution” and shall have the same effect as if the Company provided a timely Notice of Non-Contribution with respect to non-contribution of its entire proportionate share of the applicable cash call.

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

For example, the dilution with respect to the December 2023 Round Top cash call notice that was sent on November 16, 2023 was calculated as follows: (A) the USARE ownership interest in Round Top at October 27, 2023 was 80.274% and the Company’s ownership interest in Round Top at October 27, 2023 was 19.726%; (B) the December 2023 Round Top cash call noticed on November 16, 2023 was for an aggregate amount of $726,188, of which $582,939 is to be contributed by USARE and $143,249 is to be contributed by the Company; (C) the Company provided a Notice of Non-Contribution stating that it will not contribute the $143,249 which then became the Shortfall Amount; (D) USARE will contribute its $582,939 plus the Shortfall Amount; and (E) the Company as of the date of the Notice of Non-Contribution had a market capitalization of $24,585,099. Accordingly, the Shortfall Amount equaled 0.583% of the Company’s market capitalization, and the Company’s percentage Interest in the Company was reduced to 19.611%.

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

Other material terms of the Operating Agreement that remain unchanged are as follows:

Management.

A management committee will make the major decisions of RTMD, such as approval of the respective program and budget, and the manager will implement such decisions. The management committee consists of three representatives of the members, with two being appointed by USARE and one by the Company which is Dan Gorski. The representatives vote the ownership percentage interests of their appointing member.

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

Current Ownership in Round Top.

Pursuant to the Operating Agreement, USARE initially owned membership interests equating to 80% of Round Top and the Company initially owned membership interests equating to 20% of Round Top. These ownership interests have been and will be adjusted further under a variety of circumstances, including a decision by us not to fund in cash our portion of a Budget. USARE’s contribution of approximately $3,761,750 in cash to Round Top in May 2021 was used first to fund operations pursuant to the initial Budget. Currently, USARE and the Company are obligated, subject to an election by the Company not to fund in cash its portion of a Round Top cash call and in lieu thereof to incur dilution to its membership interests, to fund further expenditures in proportion to their respective ownership interests. We funded $386,400 in cash during the fiscal year ended August 31, 2023 and elected not to fund $448,800 which resulted in the dilution of our Round Top membership interest to 19.874% at August 31, 2023. Subsequent to September 1, 2023 through the date of this Annual Report, we notified USARE that we had elected not to contribute in cash our proportionate interest in aggregate cash calls of $396,249 which reduced our RTMD ownership interest to 19.611% as of the date of this Annual Report pursuant to the dilution mechanism in the June 2023 amended Operating Agreement. USARE has advised us that the preliminary estimate of the Round Top Budget for the fiscal year ending August 31, 2024, is currently anticipated to be between $15 million to $20 million, with the Company’s portion currently being estimated to be between $3 million to $4 million. It is possible that the Round Top Budget for the current fiscal year could increase and it should be expected that in future periods the Round Top Budget will be higher. The Company likely will decide to incur dilution to its then current membership interest in lieu of funding in cash its Round Top Budget obligations during this fiscal year, as it currently does not have sufficient capital to fund its currently expected cash calls and general and administrative expenses during the fiscal year ending August 31, 2024; consequently our ownership interest in the Round Top Project will likely be further diluted during this current fiscal year. In future periods, we will be required to raise additional capital to fund future cash calls from Round Top (unless we elect in lieu of making cash contributions to dilute our membership interest percentage, which dilution could be significant), and there can be no assurance that we will be able to raise the necessary capital to fund our Round Top cash calls. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Operations of the Round Top Project

During the fiscal year ending August 31, 2024, Round Top is currently anticipated to fund the expenditure of between $15 million to $20 million to optimize the leaching and developing of the CIX/CIC processing of the Round Top Project. Initial process design work will be carried out at USARE’s facility in Wheat Ridge, Colorado. Pending completion of the initial process development, this facility will either be relocated to or replicated at USARE’s Oklahoma facility where a pilot plant is expected to be established. It is estimated that the Round Top Project will require additional time and further expenditure to complete a bankable feasibility study. As such, it is possible that the Round Top Budget will increase in the current fiscal year. In accordance with the current Round Top Budget, the Company does not have sufficient capital to fund its total cash calls (currently anticipated to be between $3 million to $4 million) and expected general and administrative expenses (of not less than $600,000) during the fiscal year ending August 31, 2024; accordingly, we expect to incur dilution to our then current membership interest in lieu of funding our Round Top cash calls.

Trends – Markets

Rare earth elements, or REEs, are a group of chemically similar elements that usually are found together in nature – they are referred to as the “lanthanide series.” These individual elements have a variety of characteristics that are important in a wide range of technologies, products, and applications and are critical inputs in existing and emerging applications including: computer hard drives, cell phones, clean energy technologies, such as hybrid and electric vehicles and wind power turbines; multiple high-tech uses, including fiber optics, lasers and hard disk drives; numerous defense applications, such as guidance and control systems and global positioning systems; and advanced water treatment technology for use in industrial, military and outdoor recreation applications. As a result, global demand for REE is projected to steadily increase due to continuing growth in existing applications and increased innovation and development of new end uses. Interest in developing resources domestically has become a strategic necessity as there is limited production of these elements outside of China. Our ability, if any, to raise additional funds in order to fund our expected cash calls in RTMD may be impacted by future prices for REEs.

Sources and Availability of Raw Materials

The Round Top Project is currently in the exploration stage and as such Round Top does not require any significant raw materials in order to carry out its primary operating activities. The goal of RTMD is to continue to fund the exploration and development of the Round Top Project to determine whether it is commercially feasible, of which there can be no assurance. The raw materials that the current operations of Round Top rely upon are gasoline and diesel fuel for the exploration vehicles and for the heavy equipment required to build roads and conduct drilling operations. Water is expected to be provided per service contract by Eagle Mountain Gang or through other sources.

Seasonality

Seasonality in the State of Texas is not a material factor to our operations for our project.

Competition

The mining industry is highly competitive. Round Top competes with numerous companies, substantially all of which have greater financial resources available to them. Round Top is, therefore, operating at a significant disadvantage in the course of acquiring mining properties and obtaining materials, supplies, labor, and equipment. Additionally, Round Top is and we are and will continue to be an insignificant participant in the business of exploration and mineral property development. A large number of established and well-financed companies are active in the mining industry and will have an advantage over RTMD and the Company if they are competing for the same properties. Nearly all such entities have greater financial resources, technical expertise and managerial capabilities than ourselves and, consequently, RTMD and the Company will be at a competitive disadvantage in identifying possible mining properties and procuring the same.

China accounts for the vast majority of rare earth element production. While rare earth element projects exist outside of China, very few are in actual production. Further, given the timeline for current exploration projects to come into production, if at all, it is likely that the Chinese will be able to dominate the market for rare earth elements into the future. This gives the Chinese a competitive advantage in controlling the supply of rare earth elements and engaging in competitive price reductions to discourage competition. Any increase in the amount of rare earth elements exported from other nations, and increased competition, may result in price reductions, reduced margins and loss of potential market share, any of which could materially adversely affect our operations. As a result of these factors, RTMD and the Company may not be able to compete effectively against current and future competitors.

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

Prior to receiving the necessary permits to explore or mine, the operator must comply with all regulatory requirements imposed by all governmental authorities having jurisdiction over the project area. Very often, in order to obtain the requisite permits, the operator must have its land reclamation, restoration or replacement plans pre-approved. Specifically, the operator must present its plan as to how it intends to restore or replace the affected area. Often all or any of these requirements can cause delays or involve costly studies or alterations of the proposed activity or time frame of operations, in order to mitigate impacts. All of these factors make it more difficult and costly to operate and have a negative and sometimes fatal impact on the viability of the exploration or mining operation. It is possible that future changes in these laws or regulations could have a significant impact on our business as well as RTMD’s business, causing those activities to be economically reevaluated at that time.

Effect of Existing or Probable Government and Environmental Regulations

Mineral exploration, including mining operations are subject to governmental regulation. The Round Top operations may be affected in varying degrees by government regulation such as restrictions on production, price controls, tax increases, expropriation of property, environmental and pollution controls or changes in conditions under which minerals may be marketed. An excess supply of certain minerals may exist from time to time due to lack of markets, restrictions on exports, and numerous factors beyond our control. These factors include market fluctuations and government regulations relating to prices, taxes, royalties, allowable production and importing and exporting minerals. The effect of these factors cannot be accurately determined. This section is intended as a brief overview of the laws and regulations described herein and is not intended to be a comprehensive treatment of the subject matter.

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

In the fiscal year ended August 31, 2023, RTMD incurred minimal costs in complying with environmental laws and regulations in relation to its operating activities.

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

Investment Company Act Exclusion

Section 3(c)(9) of the Investment Company Act of 1940, as amended (“1940 Act”), provides that a company “substantially all of whose business consists of owning or holding oil, gas, or other mineral royalties or leases, or fractional interests therein, or certificates of interest or participation in or investment contracts relative to such royalties, leases, or fractional interests” is not an investment company within the meaning of the 1940 Act. The Company has determined that this exemption applies to it giving consideration to the following four factors:

●	whether the exempted activity constitutes “substantially all” of our business;

○	The Company has owned mineral leases since 2010, all of our business to date has been comprised of owning and developing the mineral leases and, after the May 2021 “farm-down” of its 100% interest in the mineral leases, substantially all of our business continues to be comprised of owning and holding a certificate of interest and a participation in the mineral leases owned by Round Top. The Company’s mineral assets historically, as well as the value of the certificate of interest at August 31, 2023, have been booked at cost in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). We have an accumulated deficit of approximately $42.7 million at August 31, 2023 as a result of owning and developing the Round Top Project.

●	whether we own or trade in the mineral leases;

○	The Company has owned the mineral leases, which are now owned by Round Top, since 2010 and neither the Company nor Round Top is in the business of dealing or trading in the mineral leases.

●	what qualifies as an eligible asset for purposes of the exception; and

○	The statute specifically references mineral leases and our mineral leases were owned by the Company and are now owned by Round Top. In accordance with Regulation S-K Item 1300 that governs disclosure by registrants engaged in mining operations, the definition of mineral resource is “a concentration or occurrence of material of economic interest in or on the Earth’s crust.” Our rare earth elements and minerals underlying the mineral leases meet that definition, as well as does coal, silver, gold and other material mined for economic value by registrants involved in mining operations. The SEC staff has recognized that an excepted entity can also engage in related business activities such as exploring, developing, and operating the eligible assets.

●	what qualifies as a “certificate of interest or participation in” or an “investment contract relative to” the eligible assets.

○	The statute allows a Company to own a “certificate of interest” or “participation in” the mineral leases. The SEC staff has advised that limited partnership interests and/or similar securities issued by entities that themselves own the leases constitute “certificate of interest or participation in or investment contracts” related to such leases. The Company’s 20% membership interest in Round Top constitutes a “certificate of interest” and a “participation in” the mineral leases that are owned by Round Top.

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

ITEM 1A. RISK FACTORS

The following sets forth certain risks and uncertainties that could have a material adverse effect on our business, financial condition and/or results of operations, and the trading price of our common stock which may decline (it has recently declined and may continue to further decline) and investors may lose all or part of their investment. These risk factors should be considered along with the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause our actual results or financial condition to differ materially from those projected in forward-looking statements. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial also may impair our business operations. We cannot assure you that we will successfully address these risks or that other unknown risks exist that may affect our business.

Risks Associated with our investment in Round Top

Failure to fund cash calls.

USARE, as manager, will issue monthly cash calls pursuant to adopted Budgets. Both parties, as members, will have 10 days after receipt of such a billing to meet the cash call. Failure to meet a cash call results in dilution. The governing provisions of the Operating Agreement with respect to cash calls and dilution are as follows:

Cash Calls.

On the basis of the adopted program and budget then in effect, the manager will submit to each member monthly cash calls at least 10 days before the last day of each month, and within 10 days of receipt, (a) USARE will pay to RTMD, as an additional capital contribution, its proportionate share of the estimated cash requirements based on its interest and (b) the Company will either (i) pay to RTMD, as an additional capital contribution, its proportionate share of the estimated cash requirements based on its interest, or (ii) deliver to RTMD a written notice indicating what amount, if any, of the applicable estimated cash requirements that the Company will contribute, being the Notice of Non-Contribution. Failure by the Company to deliver payment of its proportionate share of the estimated cash requirements, as an additional capital contribution, or to deliver a Notice of Non-Contribution within the 10 day period shall automatically be considered a “Deemed Non-Contribution” and shall have the same effect as if the Company provided a timely Notice of Non-Contribution with respect to non-contribution of its entire proportionate share of the applicable cash call.

Remedies for Failure to Meet Cash Calls

Non-Contribution. Capital contributions only will be made to fund programs and budgets. If the Company does not contribute all or any portion of any additional capital contribution that it is required to contribute pursuant to a Notice of Non-Contribution or a Deemed Non-Contribution, then USARE shall fund the entire shortfall, being the Shortfall Amount, within 5 business days after the Notice of Non-Contribution or Deemed Non-Contribution.

Dilution. Upon the contribution of the Shortfall Amount by USARE, the interests of the members will be recalculated based on the adjustment provision set forth below in the sub-heading “– Adjustment of Interests”.

Maximum Dilution. The dilution of the Company shall not fall below a 3% interest in RTMD, being the Minimum Percentage Interest. Upon the contribution by USARE of a Shortfall Amount which otherwise would result in a dilution of the Company below the Minimum Percentage Interest, USARE will receive a priority distribution of available cash, in addition to a distribution of available cash to which USARE otherwise is entitled to receive as a result of its proportionate additional capital contribution pursuant to the applicable cash call request, up to the Shortfall Amount that would have resulted in the Company’s interest being further diluted but for the Minimum Percentage Interest, being the Priority Distribution. The Priority Distribution will continue until USARE has been reimbursed for its contribution of the Shortfall Amount that would have resulted in the Company having an interest below the Minimum Percentage Interest, after which time the members shall receive distributions of available cash pro rata in proportion to their respective interests.

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

As such, the failure by us to fund our cash calls will result in dilution to our membership interest in RTMD, which could be significant over time and could ultimately reduce us to a 3% membership interest and possibly a Priority Distribution owed to USARE, as described above. Dilution to our membership interest in RTMD will adversely affect the value of our Company and likely the value of our Common Stock. We currently do not have the necessary capital to fund future cash calls and there can be no assurance that we will be able to raise additional capital to fund cash calls. Moreover, the raising of capital by issuing shares of Common Stock will result in dilution to our common stockholders).

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

Any future dilution of our membership interest in RTMD below 15% will adversely impact our input with respect to certain RTMD corporate actions, which could adversely affect us.

We have relied on an exclusion from the definition of “investment company” in order to avoid being subject to the Investment Company Act of 1940. To the extent the nature of our business changes in the future, we may become subject to the requirements of the 1940 Act, which would limit our business operations and require us to spend significant resources in order to comply with such Act.

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

Risk Related to Our Business, Including Being an Owner of a 19.611% membership interest in a Mineral Project Being Operated by Round Top

Our financial statements have been prepared assuming that the Company will continue as a going concern.

Our financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit from inception through August 31, 2023, of approximately $42,344,000 and has yet to achieve profitable operations, and projects further losses in the development of its business. At August 31, 2023, the Company had a working capital surplus of approximately $1,025,000; however the Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

In accordance with our current projected Budget, the Company does not have sufficient capital to fund its (i) total cash calls expected during the fiscal year ending August 31, 2024 (currently anticipated to be between approximately $3 million to $4 million) and (ii) expected general and administrative expenses during the fiscal year ending August 31, 2024 (expected to be at least $600,000). Thus far during the current fiscal year, we have elected to incur dilution to our Round Top membership interest which as of the date of this Annual report is 19.611% and the failure of the Company to make required cash calls to Round Top during the remainder of our current fiscal year will result in further dilution to our current 19.611% ownership interest. We expect to incur dilution to our then current membership interest to fund our cash call obligations during the fiscal year ending August 31, 2024. The Company may be required to raise additional capital to fund its obligations (pursuant to the current Budget if it elects not to incur dilution to its then current membership interest and to fund general and administrative expenses) during the fiscal year ended August 31, 2024. There can be no assurance that the Company will be able to raise the necessary capital to fund its cash calls and expected general and administrative expenses. We have no firm commitments for equity or debt financing and any financing that may be obtained will be on a best efforts basis. Based on these factors, there is substantial doubt as to the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of these financial statements. The failure to obtain sufficient financing may cause us to curtail or discontinue operations.

We have a history of losses and will require additional financing to fund operations. Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern in future periods.

During the fiscal year ended August 31, 2023, we had no revenues. For the fiscal year ended August 31, 2023, our net loss was approximately $2.6 million and our accumulated deficit at August 31, 2023 was approximately $42.3 million. At August 31, 2023, our cash position was approximately $1.1 million and our working capital surplus was approximately $1.0 million. Round Top has not commenced commercial production on any of its mineral properties, and there can be no assurance that the Round Top Project will ever commence commercial production.

During the fiscal year ending August 31, 2024, it is likely that USARE will be required to fund our portion of current Round Top Budget estimated to be between $3 million and $4 million to optimize the leaching and developing of the CIX/CIC processing of the Round Top Project, based on our current cash position (which will result in dilution to our membership interest in RTMD). Initial process design work will be carried out at USARE’s facility in Wheat Ridge, Colorado. Pending completion of the initial process development, this facility will either be relocated to or replicated at USARE’s Oklahoma facility where a pilot plant is expected to be established. It is estimated that the Round Top Project will require additional time and further expenditure to complete a bankable feasibility study, if at all.

In accordance with the current Round Top Budget, the Company will likely continue to elect to incur dilution to its Round Top membership interest in lieu of providing cash payments to fund its portion of the Round Top Budget, as we don’t have sufficient capital to fund currently expected cash calls and general and administrative expenses during the fiscal year ending August 31, 2024. If we were to elect to fund our portion of the expected Round Top Budget in cash, we would be required to raise additional capital to fund our obligations during this fiscal year. Moreover, it is possible that the Round Top Budget for the fiscal year ended August 31, 2024 could increase and it should be expected that such Round Top Budget will be higher in future periods. There can be no assurance that we will be able to raise the necessary capital to fund our cash calls and general and administrative expenses either during this current fiscal year or thereafter. The failure to fund our portion of the Round Top Budget during this current fiscal year and/or thereafter would result in the continued dilution of our membership interest Round Top (currently 19.611%, which dilution during this current fiscal year and/or thereafter could be significant), and/or could cause us to curtail or cease our operations. The most likely source of future financing presently available to us is through the sale of our securities, of which there is no assurance that we will be able to raise additional capital on reasonable terms, if at all. Any sale of our shares of Common Stock to raise capital will result in dilution of equity ownership to existing stockholders. This means that if we sell shares of Common Stock, more shares will be outstanding and each existing stockholder will own a smaller percentage of the shares then outstanding. Additionally, the actual or perceived sale of additional shares of Common Stock could have the effect of decreasing our stock price, which would further exacerbate dilution to our existing shareholders. Alternatively, we may rely on debt financing and assume debt obligations that require us to make substantial interest and principal payments. Also, we may issue or grant warrants or options in the future pursuant to which additional shares of Common Stock may be issued. Exercise of such warrants or options will result in dilution of equity ownership to our existing stockholders. We have no firm commitments with respect to obtaining equity or debt financing and, accordingly, we will be reliant upon a best efforts financing strategy. The failure to obtain sufficient financing in this current fiscal year or subsequent thereto will result in the continued dilution of our membership interest in RTMD (which could be significant) and/or may cause us to curtail or discontinue operations.

We have a limited operating history on which to base an evaluation of our business and properties.

Any investment in the Company should be considered a high-risk investment because investors will be placing funds at risk in an early stage, under-capitalized business with unforeseen costs, expenses, competition, a history of operating losses and other problems to which start-up ventures are often subject. Investors should not invest in the Company unless they can afford to lose their entire investment. Your investment must be considered in light of the risks, expenses, and difficulties encountered in establishing a new business in a highly competitive and mature industry. Our operating history has been restricted to the acquisition and sampling of the Round Top Project and this does not provide a meaningful basis for an evaluation of the Round Top Project. Other than through conventional and typical exploration methods and procedures, we have no additional way to evaluate the likelihood of whether the Round Top Project contains commercial quantities of mineral reserves or, if it does, that it will be operated successfully. We anticipate that we will continue to incur operating costs in the form of cash calls in connection with our current 19.611% membership interest in Round Top without realizing any revenues during the foreseeable future. If we continue to satisfy our Round Top cash call obligations through dilution to our then current membership interest, then we will incur continued dilution to our membership interest, which could be significant. To date, substantially all of our business consists of owning a 19.611% membership interest in Round Top as of the date of this Annual Report.

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

The Round Top Project is a high risk project and investors should not make an investment in the Company unless you have the ability to lose your entire investment.

There is no history of producing metals from the Round Top Project.

There is no history of producing metals from the Round Top Project. The Round Top Project is an exploration stage property in the early stage of exploration and evaluation. Advancing properties from exploration into the development stage requires significant capital and time, and successful commercial production from the Round Top Project, if any, will be subject to completing feasibility studies, permitting and construction of the mine, processing plants, roads, and other related works and infrastructure. As a result, we are subject to all of the risks associated with developing and establishing new mining operations and business enterprises including:

●	completion of feasibility studies to verify reserves and commercial viability, including the ability to find sufficient REE reserves to support a commercial mining operation;

●	the timing and cost, which can be considerable, of further exploration, preparing feasibility studies, permitting and construction of infrastructure, mining and processing facilities;

●	the availability and costs of drill equipment, exploration personnel, skilled labor and mining and processing equipment, if required;

●	the availability and cost of appropriate smelting and/or refining arrangements, if required, and securing a commercially viable sales outlet for our products;

●	compliance with environmental and other governmental approval and permit requirements;

●	the availability of funds to finance exploration, development and construction activities, as warranted;

●	potential opposition from non-governmental organizations, environmental groups, local groups or local inhabitants which may delay or prevent development activities;

●	dilution to our membership interest in Round Top, which could be significant;

●	potential increases in exploration, construction and operating costs due to changes in the cost of fuel, power, materials and supplies; and

●	potential shortages of mineral processing, construction and other facilities related supplies.

The costs, timing and complexities of exploration, development and construction activities may be increased by the location of the Round Top Project (or other properties that may subsequently be acquired) and demand by other mineral exploration and mining companies. It is common in exploration programs to experience unexpected problems and delays during drill programs and, if warranted, development, construction and mine start-up activities. Accordingly, Round Top’s activities may not result in profitable mining operations and Round Top may not succeed in establishing mining operations or profitably producing metals with respect to the Round Top Project. This is a high risk project and investors should not make an investment in the Company unless you have the ability to lose your entire investment.

If we establish the existence of a mineral reserve in the Round Top Project in a commercially exploitable quantity, we will require additional capital in order to maintain our current membership interest in Round Top and fund our proportionate costs to develop the property into a producing mine. If we cannot raise this additional capital, our membership interest in RTMD will be diluted, our membership interest will lose value, and our Company could fail.

Round Top will be required to expend significant funds to determine if there exist mineral reserves in commercially exploitable quantities in the Round Top Project, and then Round Top will be required to expend substantial additional sums of money to establish the extent of the reserve, develop processes to extract it and develop extraction and processing facilities and infrastructure. Each of USARE and the Company, as the members of Round Top, will likely need to fund such expenditure. Our failure to raise capital to fund our portion of future cash calls will result in our current 19.611% membership interest being diluted. Round Top does not have adequate capital to fund expenditures at the project level, therefore requiring the members to fund cash calls based upon our current ownership interests in Round Top and we can elect to satisfy our cash call obligations through incurring dilution to our Round Top membership interest. There is no assurance that any Round Top project level financing can ever be obtained, which will depend initially upon obtaining a preliminary feasibility study which is anticipated to be completed during calendar 2024, although there can be no assurance that this will be obtained. As such, there is no assurance that, either at the member level or project level, the necessary financing can be obtained to develop necessary facilities and infrastructure to accomplish our goals. Although Round Top may derive substantial benefits from the discovery of a major mineral deposit, there can be no assurance that such a deposit will be large enough to justify commercial operations, nor can there be any assurance that Round Top will be able to raise the funds at the Round Top level required for development on a timely basis. If Round Top cannot raise the necessary capital at the Round Top level or complete the necessary facilities and infrastructure, cash calls from the members will continue and if we can’t fund our position, our membership interest will continue to be diluted (which dilution could be significant) and/or our business may fail and your investment in our Common Stock will be lost. Since June 2023 through the date of this Annual Report on Form 10-K, our current membership interest was diluted from 20% to 19.611%, and it should be expected that our membership interest will be further diluted during this current fiscal year.

Our exploration activities may not be commercially successful.

Our long-term success depends on our ability to identify mineral deposits in the Round Top Project or other properties we may acquire, if any, that we can then develop into commercially viable mining operations. Our belief that the Round Top Project contains commercially exploitable minerals has been based solely on preliminary tests that Round Top has conducted and data provided by third parties (including USARE). There can be no assurance that the tests and data upon which we have relied is correct or accurate and, accordingly, there is no assurance that the Round Top Project contains commercially exploitable minerals. Moreover, mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. Unusual or unexpected geologic formations and the inability to obtain suitable or adequate machinery, equipment or labor are risks involved in the conduct of exploration programs. The success of mineral exploration and development is determined in part by the following factors:

●	the identification of potential mineralization based on analysis;

●	the availability of exploration permits;

●	the quality of our management and our geological and technical expertise; and

●	the capital available for exploration.

Substantial expenditures and time are required to establish existing proven and probable reserves through drilling and analysis, to develop metallurgical processes to extract metal, and to develop the mining and processing facilities and infrastructure at any site chosen for mining. Whether a mineral deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, allowable production, importing and exporting of minerals and environmental protection. Any one or a combination of these factors may result in us not receiving an adequate return on our investment in Round Top or any other mineral project we may pursue. The decision to abandon a project will have an adverse effect on the market value of our securities and our ability, if any, to raise future financing.

Increased costs could affect our financial condition.

We anticipate that costs at the Round Top Project as it is developed, if warranted, will frequently be subject to variation from one year to the next due to a number of factors, such as changing ore grade, metallurgy and revisions to mine plans, if any, in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities such as fuel, rubber, and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. A material increase in costs at any significant location could have a significant effect on the Round Top operations as well as Round Top member funding requirements.

Macroeconomic conditions, domestic and global political turbulence could have a materially adverse impact on our business, financial condition, or results of operations.

Macroeconomic conditions, such as high inflation, changes to monetary policy, high interest rates, volatile currency exchange rates, decreasing consumer confidence and spending, and global or local recessions could negatively impact our business, financial condition, or results of operations. Recent macroeconomic conditions have been and likely will continue to be adversely impacted by political instability and military hostilities in multiple geographies (including the ongoing conflict between Ukraine and Russia and the conflict in the Middle East). The results of these macroeconomic conditions, and the actions taken by governments and consumers in response, have, and may continue to, result in higher inflation and higher interest rates in the U.S. and globally, which may, in turn, lead to an increase in costs and cause changes in fiscal and monetary policy, including additional increased interest rates.

No assurance that the Company will enter into any agreement with respect to the Alhambra project owned by Santa Fe or that this project will proceed.

While the Company has entered into a mineral exploration and operation agreement with Santa Fe, there is no assurance the Company will enter into a formal joint venture agreement or otherwise pursue this project. Even if the Company enters into a formal joint venture agreement with Santa Fe, there is no assurance that this project will be economically feasible, that exploration will be successful or that this project will be a commercial success. The Company is currently pursuing financing sources for this project and there can be no assurance that the Company will be able to arrange and procure necessary financing to commercially exploit a silver property currently held by Santa Fe within the Black Hawk Mining District in Grant County, New Mexico. The status of our electromagnetic surveying and testing with respect to this project is preliminary in nature and there can be no assurance that this project will proceed or that results will be positive.

Licensing and permitting of mining operations in the State of New Mexico is difficult and could have a material effect on the length of time and cost of securing the required permits.

Regulatory agencies governing permitting include the New Mexico Mining and Minerals Division of the State of New Mexico, New Mexico Environmental Department, New Mexico Office of the State Engineer, the US Forest Service, the US Fish and Wildlife Service, the EPA, Mine Safety and Health Administration and Grant County, New Mexico. Permitting process is also vulnerable to the intrusion of various non-governmental organizations hostile to mining. Accordingly, there is no assurance that we will be able to obtain the necessary permits with respect to the Alhambra project, either at the state or federal level.

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

Unless otherwise indicated, mineralization figures presented in this Annual Report and in our filings with securities regulatory authorities, press releases and other public statements that may be made from time to time are based upon estimates made by independent geologists and our internal geologists. When making determinations about whether to advance to development any project that we have or may have interest in will be reliant upon such estimated calculations as to the mineral reserves and grades of mineralization on our properties. Until ore is actually mined and processed, mineral reserves and grades of mineralization must be considered as estimates only. All resource and grade estimates are based on state of the art analytical methods. However, any procedure for analyzing small amounts of metals in a chemically complex matrix may be subject to error and other uncertainties.

Estimates made to date rely on geophysical data, and geophysics is an indirect method of exploration and must be verified by drilling and underground investigation. Additionally, estimates can be imprecise and depend upon geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. We cannot assure you that:

●	these interpretations and inferences will be accurate;

●	mineralization estimates will be accurate; or

●	this mineralization can be mined or processed profitably.

Investors should not rely upon any such figures in making an investment decision to acquire our Common Stock.

The Round Top operations may contain significant uninsured risks which could negatively impact future profitability.

Any exploration of the Round Top Project contains and will contain certain risks, including unexpected or unusual operating conditions including rock bursts, cave-ins, flooding, fire and earthquakes. It is not always possible to insure against these risks. Should events such as these arise, they could reduce or eliminate our investment in Round Top as well as result in increased costs and a decline in the value of our investment.

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

We may be adversely affected by fluctuations in demand for, and prices of, rare earth minerals and products.

Our goal is for Round Top to derive revenues, if any, from the sale of rare earth and related minerals by Round Top. Changes in demand for, and the market price of, these minerals could significantly affect us. The value and price of our Common Stock and our financial results may be significantly adversely affected by declines in the prices of rare earth minerals and products. Rare earth minerals and product prices may fluctuate and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the relative value of the U.S. dollar against foreign currencies on the world market, global and regional supply and demand for rare earth minerals and products, and the political and economic conditions of countries (including specifically China and the U.S.’s relationship with China at any given time) that produce rare earth minerals and products.

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

Corporations engaged in exploration activities often experience increased costs and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits. Failure to comply with applicable laws, regulations and permits may result in enforcement actions, including the forfeiture of claims, orders issued by regulatory or judicial authorities requiring operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment or costly remedial actions. Round Top may be required to compensate those suffering loss or damage by reason of its mineral exploration activities and may have civil or criminal fines or penalties imposed for violations of such laws, regulations and permits.

Existing and possible future laws, regulations and permits governing operations and activities of exploration companies, or more stringent implementation, could have a material adverse impact on Round Top’s business and cause increases in capital expenditures or require abandonment or delays in exploration.

Regulations and pending legislation governing issues involving climate change could result in increased operating costs, which could have a material adverse effect on Round Top as well as any other business in which we engage.

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

Round Top could be subject to environmental lawsuits.

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

We expect that any additional properties to be acquired by Round Top or by us (with respect to any other opportunities) will be by unpatented claims or by lease from those owning the property. The lease of the Round Top Project property was issued by the State of Texas. The validity of title to many types of natural resource property depends upon numerous circumstances and factual matters (many of which are not discoverable of record or by other readily available means) and is subject to many uncertainties of existing law and its application. We cannot assure you that the validity of Round Top’s titles to its properties or our title to properties we may purchase in the future will be upheld or that third parties will not otherwise invalidate those rights. In the event the validity of Round Top’s or our titles with respect to any future properties are not upheld, such an event would have a material adverse effect on Round Top and us.

Increased competition could adversely affect our ability to attract necessary capital funding or acquire suitable producing properties or prospects for mineral exploration in the future.

The mining industry is intensely competitive. Significant competition exists for the acquisition of properties producing or capable of producing, REE or other metals. We likely are at a competitive disadvantage in acquiring additional mining properties because we must compete with other individuals and companies, most of which have greater financial resources, operational experience and technical capabilities than us. We may also encounter increasing competition from other mining companies in our efforts to hire experienced mining professionals. Competition for exploration resources at all levels is currently very intense, particularly affecting the availability of manpower, drill rigs, mining equipment and production equipment. Increased competition could adversely affect our ability to attract necessary capital funding or acquire suitable producing properties or prospects for mineral exploration in the future.

Round Top competes with larger, better capitalized competitors in the mining industry.

The mining industry is competitive in all of its phases, including financing, technical resources, personnel and property acquisition. Round Top will require significant capital, technical resources, personnel and operational experience to effectively compete in the mining industry. Because of the high costs associated with exploration, the expertise required to analyze a project’s potential and the capital required to develop a mine, larger companies with significant resources may have a competitive advantage over Round Top. Round Top faces strong competition from other mining companies, some with greater financial resources, operational experience and technical capabilities than us. As a result of this competition, neither Round Top nor us may be able to acquire financing, personnel, technical resources or attractive mining properties on acceptable terms, if at all.

Current economic conditions and capital markets are subject to fluctuations which could adversely affect our ability to access the capital markets, and thus adversely affect our business and liquidity.

The current economic conditions are in a state of flux that could have a negative impact on our ability to access the capital markets, and thus have a negative impact on our business and liquidity. We currently face the macroeconomic headwinds of inflation and high interest rates. Furthermore, it is unclear how global hostilities will impact our business. Our ability to access the capital markets has been and continues to be severely restricted at a time when we need to access such markets, which could have a negative impact on our business plans. Even if we are able to raise capital, it may not be at a price or on terms that are favorable to us. We cannot predict the occurrence of future financial disruptions or how long the current market conditions may continue. It should be expected that we will have difficulty to raise funds, if we are even able to raise funds at all, and any such capital raises will be dilutive to our current stockholders (which dilution could be significant).

Our resources may not be sufficient to manage our existing business as well as any growth; failure to properly manage our existing business will be detrimental.

We may fail to adequately manage our current business. Furthermore, any growth in our operations, of which there can be no assurance, will place a significant strain on our administrative, financial and operational resources, and increase demands on our management and on our operational and administrative systems, controls and other resources. We cannot assure you that our existing personnel, systems, procedures or controls will be adequate to support our current operations or operations in the future or that we will be able to successfully implement appropriate measures consistent with any growth. We may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base, and maintain close coordination among our staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems. Moreover, there can be no assurance that cybersecurity threats, breaches, or disruptions will not adversely affect us.

If we are unable to manage our current business effectively, our financial condition could be materially adversely affected. There is no assurance that our current business will grow and it may well shrink due to lack of capital.

We may experience difficulty attracting and retaining qualified management to meet our current business needs and/or any growth needs, and the failure to manage any growth effectively could have a material adverse effect on our business and financial condition.

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

From inception through August 31, 2023, we have incurred aggregate losses of approximately $42.334 million. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as general economic conditions, hostilities in the Middle East and Ukraine, market price of minerals and exploration and development costs. If we cannot raise sufficient financing to continue our operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues (not in the foreseeable future), we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production (if such event occurs).

Our stock price is highly volatile.

The market price of our Common Stock has fluctuated and may continue to fluctuate. These fluctuations may be exaggerated since the trading volume of our Common Stock is limited, sporadic, and volatile. These fluctuations may or may not be based upon any business or operating results. Our Common Stock may experience similar or even more dramatic price and volume fluctuations in the future. Our Common Stock price has decreased from $1.31 per share on January 3, 2023 to $0.31 per share on November 10, 2023. We have limited trading volume in our Common Stock. There is no assurance that our Common Stock price will not continue to decline. Based on current market prices and current trading volume, raising any capital will likely be dilutive and difficult, and may not be possible at all.

The market for our Common Stock is limited, sporadic and volatile. Any failure to develop or maintain an active trading market could negatively affect the value of our shares and make it difficult or impossible for you to sell your shares.

Our Common Stock is currently traded on the OTCQB. Although our Common Stock is traded on the OTCQB, a regular trading market for our securities may not be sustained in the future. Prices for, and coverage of, securities quoted solely on the OTCQB may be difficult to obtain. In addition, stocks quoted solely on the OTCQB tend to have a limited number of market makers and a larger spread between the bid and ask prices than those listed on an exchange. All of these factors may cause holders of our Common Stock to be unable to resell their securities at any price. It should be expected that this limited trading also could decrease or eliminate our ability to raise additional funds through issuances of our securities.

Failure to develop or maintain an active trading market would negatively affect the value of our shares, make it difficult for you to sell your shares or recover any part of your investment in us, and impact our ability to raise capital through the sale of shares of our Common Stock. Even if an active market for our Common Stock does develop, the market price of our Common Stock may be highly volatile. In addition to the uncertainties relating to our future operating performance and any profitability of our operations, factors such as variations in our interim financial results, or various, as yet unpredictable factors, many of which are beyond our control, may have a negative effect on the market price of our Common Stock. Accordingly, there can be no assurance as to the liquidity of any active markets that may develop for our Common Stock, the ability of holders of our Common Stock to sell our Common Stock, the prices at which holders may be able to sell our Common Stock, or our ability (if any) to sell shares of our Common Stock to raise capital.

The sale of substantial shares of our Common Stock or the issuance of shares upon exercise of our common stock equivalents will cause immediate and substantial dilution to our existing stockholders and may depress the market price of our Common Stock.

In order to provide capital for the operation of our business, we may enter into additional financing arrangements. These arrangements may involve the issuance of new Common Stock, preferred stock that is convertible into Common Stock, debt securities that are convertible into Common Stock or warrants for the purchase of Common Stock. Any of these items could result in a material increase in the number of shares of Common Stock outstanding which would in turn result in a dilution of the ownership interest of existing Common Stockholders. It is likely that any future private placements of our Common Stock will be at prices below market, thereby further placing pressure on the price of our Common Stock that trade on the OTCQB – this would have the effect of both reducing our market price and diluting our current stockholders. As such, any future capital raises will likely adversely affect our shareholders. In addition, these new securities could contain provisions, such as priorities on distributions and voting rights, which could affect the value of our existing Common Stock.

As of November 21, 2023, we have 73,784,810 shares of Common Stock issued and outstanding (100,000,000 shares of Common Stock are authorized to be issued), and 1,030,000 shares of our Common Stock underlying common stock equivalents at exercise prices between $0.10 and $1.31 per share, expiring through August 2028.

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

ITEM 1C. CYBERSECURITY

N/A

ITEM 2. PROPERTIES

Executive and Field Offices. Our headquarters are located at 539 El Paso Street, Sierra Blanca, Texas 79851. Our accounting functions are conducted by personnel in Galveston, Texas and Denver, Colorado, all under the supervision of our chief financial officer.

Overview of the Round Top Project. Round Top is currently in the exploration stage and has not established that the Round Top Project contains proven mineral reserves or probable mineral reserves as defined under Item 1300 of Regulation S-K. The Round Top Project is currently owned by Round Top Development, LLC in which we currently have a 19.611% membership interest.

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

Round Top Location Map

August 2010 Lease

In August 2010, the Company entered into a new mining lease with the GLO covering Sections 7 and 18 of Township 7, Block 71 and Section 12 of Block 72, covering approximately 860 acres at Round Top Mountain in Hudspeth County, Texas. The mining lease issued by the GLO provided for the right to explore, produce, develop, mine, extract, mill, remove, and market uranium, rare earth elements, all other base and precious metals, industrial minerals and construction materials and all other minerals excluding oil, gas, coal, lignite, sulfur, salt, and potash. The term of the lease is nineteen years from the execution date of the lease so long as minerals are produced in paying quantities. This lease was assigned to Round Top in May 2021.

Under the lease, Round Top is obligated to pay the State of Texas a lease bonus of $142,518; $44,718 of which the Company previously paid upon the execution of the lease, and $97,800 which will be due and payable by Round Top upon the submission of a supplemental plan of operations to conduct mining. Upon the sale of minerals removed from the Round Top Project, Round Top will be required to pay the State of Texas a $500,000 minimum advance royalty.

Thereafter, Round Top will be required to pay the State of Texas a production royalty equal to eight percent of the market value of uranium and other fissionable materials removed and sold from Round Top and six and one quarter percent of the market value of all other minerals removed and sold from the Round Top Project.

If paying quantities have not been obtained, Round Top may pay additional delay rental fees to extend the term of the lease for successive one (1) year periods pursuant to the following schedule:

	Per Acre Amount	Total Amount
September 2, 2020 – 2024	$150	$134,155
September 2, 2025 – 2029	$200	$178,873

In August 2023, Round Top paid the State of Texas a delay rental to extend the term of the lease in an amount equal to $134,155.

November 2011 Lease

In November 2011, the Company entered into a mining lease with the State of Texas covering approximately 90 acres contiguous with and extending the August 2010 Lease. Under the lease, the Company paid the State of Texas a lease bonus of $20,700 which was paid upon the execution of the lease. Upon the sale of minerals removed from the Round Top Project, Round Top will be required to pay the State of Texas a $50,000 minimum advance royalty. Thereafter, Round Top will be required to pay the State of Texas a production royalty equal to eight percent of the market value of uranium and other fissionable materials removed and sold from the Round Top Project and six and one quarter percent of the market value of all other minerals sold from the Round Top Project. The term of the lease is nineteen years from the execution date of the lease so long as minerals are produced in paying quantities. This lease was assigned to Round Top in May 2021.

Acquisition and Ownership

If paying quantities have not been obtained, Round Top may pay additional delay rental fees to extend the term of the lease for successive one (1) year periods pursuant to the following schedule:

	Per Acre Amount	Total Amount
November 1, 2020 – 2024	$150	$13,500
November 1, 2025 – 2029	$200	$18,000

In August 2023, Round Top paid the State of Texas a delay rental to extend the term of the lease in an amount equal to $13,500.

March 2013 Lease

On March 6, 2013, the Company purchased the surface lease at the Round Top Project, known as the West Lease, from the Southwest Wildlife and Range Foundation (since renamed the Rio Grande Foundation) for $500,000 cash and 1,063,830 shares of common stock valued at $500,000. The Company also agreed to support the Foundation through an annual payment of $45,000 for ten years to support conservation efforts within the Rio Grande Basin. The West Lease comprises approximately 54,990 acres. The purchase of the surface lease provides unrestricted surface access for the potential development and mining of the Round Top Project. The West Lease was assigned to Round Top in May 2021.

October 2014 Surface Option and Water Lease

In October 2014, the Company executed agreements with the GLO securing the option to purchase the surface rights covering the potential Round Top Project mine and plant areas and, separately, a groundwater lease. The option to purchase the surface rights covers approximately 5,670 acres over the mining lease and the additional acreage should be adequate to site all potential heap leaching and processing operations as currently anticipated by Round Top. Round Top may exercise the option for all or part of the option acreage at any time during the sixteen year primary term of the mineral lease. The option can be kept current by an annual payment of $10,000. The purchase price will be the appraised value of the surface at the time of exercising the option.

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

This option and groundwater lease were assigned to Round Top in May 2021.

March 2021 Purchased the South ½ of Section 45, Block 71, Township 6, T&P RR Survey

This ½ section comprising 320 acres more or less was purchased for a price of $400 per acre, or a total of approximately $128,000. This tract was purchased for siting the demonstration plant when it is relocated from its present location at Wheatridge, Colorado. This tract is contiguous with the Surface Option area and was assigned to Round Top in May 2021.

May 2021 Easements

On May 7, 2021, the Company purchased a road, water line and power line easement extending slightly over a mile from the western boundary of the Water lease to the southeastern corner of the Section 45 tract. This easement completes the arrangements for the main access road from State Highway 111, across the Water Lease and into the Surface Option area, and was assigned to Round Top in May 2021.

Geology

The Round Top Project area lies within the Texas Lineament Zone or Trans-Pecos Trend. The lineament is a northwest trending structural zone where Laramide thrust faulting followed by basin and range normal faulting were active. Tertiary igneous activity is also associated with the lineament zone, both intrusive and extrusive.

Locally the project area is characterized by five Tertiary rhyolite bodies that intruded Cretaceous sedimentary rocks. The rhyolites occur as laccoliths, mushroom-shaped bodies emplaced at relatively shallow depths. At the current erosional levels, laccoliths form resistant peaks with relief up to 2,000 feet. The rhyolites are enriched with various metals which may or may not be economical to recover. The rare earth elements are located within the intrusive rhyolite body.

Sedimentary rocks exposed in the area are middle to upper Cretaceous limestone shales and sandstones. The limestone, where it is in contact with the microgranites, is the host for fluorspar mineralization.

Initial exploration took place in the mid-1980’s. During the course of this exploration, approximately 200 drill holes were drilled, targeting potential beryllium mineralization which penetrated varying thicknesses of the rhyolite volcanic rock that makes up the mass of Round Top Mountain.

The Texas Bureau of Economic Geology, working with the project geologists, conducted an investigation of the rhyolite to better understand its rare metal content. This research shows that the rhyolite laccoliths at Sierra Blanca are enriched in a variety of REEs, lithium gallium, beryllium, hafnium, and zirconium. They analyzed a series of samples from outcrop and drill holes and studied the geochemistry and mineralogy of the rhyolite. The results of their research were published in the GSA, Geological Society of America, Special Paper 246, 1990.

Mineralization

Round Top rhyolite is enriched in REEs, lithium, gallium, hafnium and beryllium. REE mineralization occurs primarily as disseminated microcrystals of varieties of fluorite (such as yttrium-rich yttrofluorite). REE minerals occur mainly in vugs and as crystal coatings, suggesting late-stage crystallization from an incompatible element-rich fluid.

Alhambra Project

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

Under the terms of the option agreement, the Company plans to conduct a district-wide evaluation among the patented and unpatented claims held by Santa Fe, consisting of geologic mapping, sampling, trenching, radiometric surveying, geophysics, drilling and/or other methods as warranted. Based on the district-wide evaluation, the Company would designate one 80-acre tract as the “project area” and commence detailed exploration work. The property covered in the option agreement is approximately 1,300 acres and covers approximately 75% of the known mining district. The area to be studied also includes a two-mile radius “area of interest.” The option agreement provides the Company with the right to designate any properties within the “area of interest” as “project area” properties. The term of the option is for so long as the Company continues to conduct exploration activities in the Project Area and can be exercised on 60 days’ notice to Santa Fe.

The Black Hawk district and the Alhambra mine, in particular, are historically known for the occurrence of native silver lenses, randomly distributed in narrow carbonate veins. The “ore shoots” are small, ranging from ten feet to seventy feet along the vertical axis and five to fifty along the horizontal axis. We believe that the excessive cost of locating and mining these small “ore shoots” has been the principal reason for the inability to sustain a mining operation in this district.

Because of the high native silver content of ore historically mined in the district, we have considered the use of geophysics to locate these small lenses and pods, with the goal to make potential development and mining feasible. We are working with a geophysical service provider and consultants, and have completed four phases of electromagnetic surveying in the immediate area of the Alhambra mine. The method producing the most meaningful geological data is a method called NANOTEM by its developer, Zonge International. This technique was developed to locate small electrically conducting objects such as pipes, underground tanks and unexploded ordinance. Working with consultants and with Zonge International this technique was modified and applied to the immediate area of the Alhambra mine. Results are encouraging and plans have been made to conduct a diamond drilling campaign to test the electrically conductive anomalies detected to date. This drilling is sited to test these “anomalies” within the geologically favorable area along the vein immediately to the north of the Alhambra mine workings.

If the diamond drilling yields positive results, the anticipated next phase will be to enter the mine and extend the one hundred twelve foot level into the area drilled. Work to be done upon re-entry of the mine will be determined by diamond drilling results and conditions encountered in the mine.

Because the desired aim of the geophysics and diamond drilling is to gain the confidence to re-enter the mine, very careful consideration has to be given to the permitting of this project. The permitting plan being submitted goes beyond the permits required for a simple drilling program and seeks to anticipate such factors as shaft rehabilitation, water management, road access and later, mine development.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended August 31, 2023, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is listed for quotation on the OTCQB operated by OTC Markets Group Inc. under the symbol “TMRC.” The market for our Common Stock on the OTCQB is limited, sporadic and highly volatile. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions. The following table sets forth the range of high and low bid prices during the periods indicated.

Fiscal Year 2023	High	Low
Quarter ended August 31, 2023	$1.26	$0.79
Quarter ended May 31, 2023	$1.32	$0.78
Quarter ended February 28, 2023	$1.79	$1.20
Quarter ended November 30, 2022	$2.13	$1.76

Fiscal Year 2022	High	Low
Quarter ended August 31, 2022	$2.30	$1.70
Quarter ended May 31, 2022	$2.21	$1.65
Quarter ended February 28, 2022	$2.38	$1.62
Quarter ended November 30, 2021	$2.49	$1.41

The last bid price of our Common Stock on November 17, 2023 was $0.3450 per share.

Holders

The approximate number of holders of record of our Common Stock as of November 17, 2023 was 530.

Dividends

We have not paid any cash dividends on our equity securities and our Board has no present intention of declaring any cash dividends. We are not prohibited from paying any dividends pursuant to any agreement or contract.

Securities Authorized for Issuance under Equity Compensation Plans

We previously adopted a stock option plan, approved by our shareholders (“Amended 2008 Plan”). The following table sets forth certain information as of August 31, 2023 concerning our Common Stock that may be issued upon the exercise of options issued under the Amended 2008 Plan and outside of such plan:

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options	(b) Weighted- Average Exercise Price of Outstanding Options	(c) Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plan approved by stockholders	330,000	$0.34	—
Nonplan equity compensation	700,000	$1.02	—
Total	1,030,000	$0.80	—

Recent Sales of Unregistered Securities During Fiscal 2023

Except as set forth below, all unregistered sales of equity securities during the period covered by the Annual Report were previously disclosed in our current reports on Form 8-K or quarterly reports on Form 10-Q.

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (C)
June 2023	Common Stock	12,227(A)	Directors	$Nil	Services	Sec. 4(a)(2)
June 2023	Common Stock Options	10,000(B)	Consultant	$Nil	Services	Sec. 4(a)(2)
July 2022	Common Stock Options	10,000(B)	Consultant	$Nil	Services	Sec. 4(a)(2)
August 2022	Common Stock Options	10,000(B)	Consultant	$Nil	Services	Sec. 4(a)(2)

(A)	Common Stock issued to directors for services rendered.

(B)	Non-plan Common Stock options issued pursuant to a consulting agreement for professional services.

(C)	With respect to sales designated by “Sec. 4(a)(2),” these shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act as privately negotiated, isolated, non-recurring transactions not involving any public offer or solicitation. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

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

Overview

We are a mining company engaged in the business of the acquisition, exploration and development of mineral properties. We currently own a 19.611% membership interest in Round Top, which entity holds two mineral property leases with the GLO to explore and develop a 950-acre rare earths project located in Hudspeth County, Texas, known as the Round Top Project. The leases expire in 2030 with provisions for automatic renewal if Round Top is producing in paying quantities (the receipt from the sale of materials exceeds all costs and expenses associated therewith for the prior 12 months). Round Top also holds prospecting permits covering 9,345 acres adjacent to the Round Top Project. The business strategy of Round Top is to develop a metallurgical process to concentrate or otherwise extract the metals from the Round Top Project’s rhyolite, conduct additional engineering, design, geotechnical work, and permitting necessary for a bankable feasibility study and then to extract mineral resources from the Round Top Project. There can be no assurance that Round Top will be successful in this endeavor. The Round Top Project has not established as of the date hereof that any of the properties contain any probable mineral reserves or proven mineral reserves under Item 1300 of Regulation S-K nor can there be any assurance that this will occur.

Rare earth elements are a group of chemically similar elements that usually are found together in nature – they are referred to as the “lanthanide series.” These individual elements have a variety of characteristics that are critical in a wide range of technologies, products, and applications and are critical inputs in existing and emerging applications. Without these elements, multiple high-tech technologies would not be possible. These technologies include:

●	cell phones;

●	computer and television screens;

●	battery operated vehicles;

●	clean energy technologies, such as hybrid and electric vehicles and wind power turbines;

●	fiber optics, lasers and hard disk drives;

●	numerous defense applications, such as guidance and control systems and global positioning systems; and

●	advanced water treatment technology for use in industrial, military.

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

Operations Update

USARE, the operating manager of the Round Top project, has advised TMRC that it continues to progress the Round Top Project toward operations.  Over the last twelve months, Round Top achieved several major milestones including: (i) favorable breaker trials with the goal to increase mine throughput; (ii) favorable CIX separation trials for rare earth elements indicating that the CIX technology employed can extract commercial quality rare earths from the Round Top Project ore; and (iii) favorable membrane concentration trials.  The USARE Round Top team continues its work to determine an efficient means of managing alumina content, adding gallium to its output and is working with a major lithium company to maximize the value of the lithium content.  USARE has advised the Company that it (i) currently expects that (A) a PFS reflecting this work should be completed during calendar 2024 and (B) a small manufacturing unit should be established to begin processing Round Top Project ore in calendar 2025, and (ii) believes that Round Top remains an attractive venture and is in the process of updating the Round Top Project economic model.

History of the Round Top Project

In May 2021, we contributed our assets in the Round Top Project to Round Top in exchange for our original 20% membership interest in Round Top. Between June 2023 through the date of this Annual Report, we elected not to contribute an aggregate of $845,049 to fund our cash calls and our membership interest in Round Top was diluted from 20% to 19.611%, our current membership interest in Round Top.

As a part of our ongoing operations, we will occasionally investigate new mining opportunities. We may also incur expenses associated with our investigations. These costs are expensed as incurred until such time when we have agreements in place to purchase such mining rights.

Investment Company Act Exclusion

Section 3(c)(9) of the 1940 Act provides that a company “substantially all of whose business consists of owning or holding oil, gas, or other mineral royalties or leases, or fractional interests therein, or certificates of interest or participation in or investment contracts relative to such royalties, leases, or fractional interests” is not an investment company within the meaning of the 1940 Act. The Company has determined that this exemption applies to it giving consideration to the following four factors:

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

Our financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit from inception through August 31, 2023, of approximately $42,344,000 and has yet to achieve profitable operations, and projects further losses in the development of its business. At August 31, 2023, the Company had a working capital surplus of approximately $1,025,000; however the Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

In accordance with our current projected Budget, the Company does not have sufficient capital to fund its (i) total cash calls expected during the fiscal year ending August 31, 2024 (currently anticipated to be between $3 million to $4 million) and (ii) expected general and administrative expenses during the fiscal year ending August 31, 2024 (anticipated to be at least $600,000). The Company expects to incur dilution to its Round Top membership interest rather than to fund in cash its Round Top cash calls during the fiscal year ending August 31, 2024. If the Company were to determine to fund the Round Top cash calls in cash (rather than to incur dilution to its membership interest), the Company would be required to raise additional capital to fund its obligations (pursuant to the Budget and to fund general and administrative expenses) during the fiscal year ending August 31, 2024. There can be no assurance that the Company will be able to raise the necessary capital to fund its cash calls and expected general and administrative expenses. We have no firm commitments for equity or debt financing and any financing that may be obtained will be on a best efforts basis. Based on these factors, there is substantial doubt as to the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of these financial statements. The failure to obtain sufficient financing may cause us to curtail or discontinue operations.

Liquidity and Capital Resources

At August 31, 2023, our accumulated deficit was approximately $42,344,000 and our cash position was approximately $1,079,000. We had a working capital surplus of approximately $1,025,000. Round Top has not commenced commercial production on the Round Top Project. We have no revenues from operations and anticipate we will have no operating revenues until we place one or more of our properties into production, of which there can be no assurance. All properties are in the exploration stage.

During the fiscal year ending August 31, 2023, we funded approximately $386,400 to Round Top pursuant to our funding obligations set forth in the Operating Agreement. In lieu of funding $448,800 of cash calls in June through August 2023, we incurred dilution in our membership interest from 20% to 19.874% at August 31, 2023.

During the current fiscal year, USARE has advised us that Round Top is expected to fund expenditures of approximately $15 million to $20 million to optimize the leaching and developing of the CIX/CIC processing of the Round Top Project. Initial process design work will be carried out at USARE’s facility in Wheat Ridge, Colorado. Pending completion of the initial process development, this facility will either be relocated to or replicated at USARE’s Oklahoma facility where a pilot plant is expected to be established. It is estimated that the Round Top Project will require additional time and further expenditure to complete a bankable feasibility study. Our current expected funding obligation is projected to be between approximately $3 million to $4 million of the expected expenditures by Round Top during our current fiscal year, and we currently expect to incur dilution to our Round Top membership interest in lieu of funding the Round Top cash calls in cash. It is possible that the Round Top Budget could increase in this current fiscal year and it should be expected that the Round Top Budget will be higher in future periods. The failure of us to raise capital to fund our cash call commitments in this current fiscal year and thereafter will result in dilution of our Round Top membership interest, which could be significant. See “Item 1, Business – USA Rare Earth Agreement” for a discussion of the calculation of the dilution mechanics.

We do not have sufficient cash on hand to fund our portion of the Round Top Budget during our current fiscal year. Therefore, we will need to raise additional capital to fund our portion of the Round Top Budget if we elect not to dilute our Round Top membership interest. If we elect to dilute our Round Top membership interest (through choice or as a result of the failure to raise capital), such event will result in the dilution to our Round Top membership interest. The most likely source of future financing presently available to us is through the sale of our securities. Any sale of our shares of Common Stock will result in dilution of equity ownership to existing stockholders. This means that if we sell shares of Common Stock, more shares will be outstanding and each existing stockholder will own a smaller percentage of the shares then outstanding. Moreover, the actual or perceived sale of additional shares of our Common Stock to raise capital could further depress the price of our Common Stock which could adversely impact our ability to raise capital, result in more dilution to be incurred by existing stockholders, and possibly cause us to curtail or cease our operations. Alternatively, we may rely on debt financing and assume debt obligations that require us to make substantial interest and capital payments. Also, we may issue or grant warrants or options in the future pursuant to which additional shares of Common Stock may be issued. Exercise of such warrants or options will result in dilution of equity ownership to our existing stockholders. We have no firm commitment with respect to obtaining debt or equity financing and, accordingly, we will be reliant upon a best efforts financing strategy. Accordingly, there is no assurance that we will be able to raise necessary capital, if any, to fund our portion of the Round Top Budget and our general administrative expenses during the fiscal year ending August 31, 2024, the failure of which could ultimately cause us to curtail or cease our operations.

Results of Operations

Fiscal Years ended August 31, 2023 and 2022

Grant Income

Grants received from government and other agencies in advance of a specific project’s expenses are deferred and recognized as other income in the statements of operations in the period they are earned and the related project costs are incurred. For the years ended August 31, 2023 and 2022, we recognized $0 and $561,950, respectively, of grant income which is presented in other income net of grant related expenses totaling approximately $0 and $561,860, respectively.

Revenue

During the fiscal year ended August 31, 2023 and 2022, we had no revenues. For the fiscal year ended August 31, 2023, our net loss was approximately $2,592,000. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $42,344,000 as of August 31, 2023.

Operating expenses and resulting losses from operations.

We incurred exploration costs for the fiscal years ended August 31, 2023 and 2022, in the amount of approximately $782,000 and $1,535,000, respectively. Expenditures during fiscal year 2023 were primarily for our obligation to fund our portion of the cash requirements set forth by our joint venture agreement with USARE and for project contractors for our New Mexico mining exploration. Currently most of the expenditures associated with the USARE joint venture are funded by our joint venture partner, USARE.

Our general and administrative expenses for the fiscal year ended August 31, 2023 were approximately $1,822,000 of which approximately $952,000 were stock compensation for services. The remaining expenditures were primarily for payroll, professional fees and other general administrative expenses necessary for our operations.

Our general and administrative expenses for the fiscal year ended August 31, 2022 were approximately $1,376,000 of which approximately $503,000 were stock compensation for services. The remaining expenditures were primarily for payroll, professional fees and other general administrative expenses necessary for our operations.

We had losses from operations for the fiscal years ended August 31, 2023 and 2022 totaling approximately $2,604,000 and $2,911,000, respectively. We had a net loss for the fiscal year ended August 31, 2023 and 2022 totaling approximately $2,592,000 and $2,904,000, respectively. We earned interest from our cash balances of approximately $34,000 and $7,000 for the years ended August 31, 2023 and 2022, respectively.

Off-Balance Sheet Arrangements

None

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position, or cash flow.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are fairly presented in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Management believes that the following critical accounting estimates and judgments have a significant impact on our financial statements and valuation of options granted to directors and officers using the Black-Scholes model. The accounting policies are described in greater detail in Note 2 to our audited financial statements for the fiscal year ended August 31, 2023.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Texas Mineral Resources Corp.

Sierra Blanca, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Texas Mineral Resources Corp. (the Company) as of August 31, 2023 and 2022, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended August 31, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s inability to meet funding requirements for its interest in Round Top Mountain Development, LLC would result in dilution of its ownership interest. The Company has not generated any revenues and the Company does not have resources sufficient to meet the projected funding requirements. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Houston, Texas

November 29, 2023

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

August 31, 2023 and 2022

	2023	2022
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,079,307	$1,838,300
Short-term investments	—	505,611
Prepaid expenses and other current assets	39,577	293,130

Total current assets	1,118,884	2,637,041

Property and equipment, net	—	23,853
Mineral properties, net	415,607	415,607
Deposit	—	7,500

TOTAL ASSETS	$1,534,491	$3,084,001

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$93,406	$41,101

Total current liabilities	93,406	41,101

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01; 100,000,000 shares authorized, 73,728,263 and 72,869,220 shares issued and outstanding as of August 31, 2023 and 2022, respectively	737,283	728,692
Additional paid-in capital	43,047,824	42,066,269
Accumulated deficit	(42,344,022)	(39,752,061)

Total shareholders' equity	1,441,085	3,042,900

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,534,491	$3,084,001

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended August 31, 2023 and 2022

	2023	2022
OPERATING EXPENSES
Exploration costs	$781,547	$1,534,915
General and administrative	1,821,984	1,376,274

Total operating expenses	2,603,531	2,911,189

LOSS FROM OPERATIONS	(2,603,531)	(2,911,189)

OTHER INCOME (EXPENSE), NET
Gain on sale of assets	(22,689)	—
Grant income, net of related expenses	—	93
Interest and other income	34,259	7,357

Total other income, net	11,570	7,450

NET LOSS	$(2,591,961)	$(2,903,739)

Net loss per common share
Basic and diluted	$(0.04)	$(0.04)

Weighted average shares outstanding
Basic and diluted	73,199,501	72,403,029

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended August 31, 2023 and 2022

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,591,961)	$(2,903,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,164	6,981
Loss on disposal of property and equipment	22,689	—
Stock based compensation	952,146	503,442
Changes in operating assets and liabilities:
Prepaid expenses and other assets	253,553	(220,101)
Accounts payable and accrued liabilities	52,305	(150,293)
Accounts payable – related parties	—	(10,000)

Net cash used in operating activities	(1,310,104)	(2,773,710)

CASH FLOWS FROM INVESTING ACTIVITIES
Return of deposits	7,500	5,120
Purchases of short-term investments	—	(505,611)
Purchases of mineral properties	—	(233,852)
Proceeds from maturity of short-term investments	505,611	—

Net cash provided by (used in) investing activities	513,111	(734,343)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock options and warrants	38,000	239,700

Net cash provided by financing activities	38,000	239,700

NET CHANGE IN CASH AND CASH EQUIVALENTS	(758,993)	(3,268,353)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,838,300	5,106,653

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,079,307	$1,838,300

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid for interest expense	$—	$—

Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the Years Ended August 31, 2023 and 2022

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at August 31, 2021	—	$—	71,934,065	$719,341	$41,332,478	$(36,848,322)	$5,203,497

Stock based compensation	—	—	131,825	1,318	176,689	—	178,007
Common stock options and warrants Issued for services	—	—	—	—	325,435	—	325,435
Common stock issued upon exercise of options and warrants	—	—	726,000	7,260	232,440	—	239,700
Common stock issued upon cashless exercise of options and warrants	—	—	77,330	773	(773)	—	—
Net loss	—	—	—	—	—	(2,903,739)	(2,903,739)

Balance at August 31, 2022	—	—	72,869,220	728,692	42,066,269	(39,752,061)	3,042,900

Stock based compensation	—	—	136,544	1,366	166,304	—	167,670
Common stock issued for prior services rendered	—	—	612,498	6,125	(6,125)	—	—
Common stock options issued for services	—	—	—	—	784,476	—	784,476
Common stock issued upon exercise of options and warrants	—	—	110,000	1,100	36,900	—	38,000
Net loss	—	—	—	—	—	(2,591,961)	(2,591,961)

Balance at August 31, 2023	—	$—	73,728,262	$737,283	$43,047,824	$(42,344,022)	$1,441,085

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2023 AND 2022

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

We are a mining company engaged in the business of the acquisition, exploration and development of mineral properties. At August 31, 2023, we owned a 19.874% membership interest in Round Top Mountain Development, LLC, a Delaware limited liability company (“Round Top” or “RTMD”), which entity holds two mineral property leases with the GLO to explore and develop a 950-acre rare earths project located in Hudspeth County, Texas, known as the Round Top Project. The leases expire in 2030. Round Top also holds prospecting permits covering 9,345 acres adjacent to the Round Top Project. The business strategy of Round Top is to develop a metallurgical process to concentrate or otherwise extract the metals from the Round Top Project’s rhyolite, conduct additional engineering, design, geotechnical work, and permitting necessary for a bankable feasibility study and then to extract mineral resources from the Round Top Project. The Round Top Project has not established as of the date hereof that any of the properties contain any probable mineral reserves or proven mineral reserves under Item 1300 of Regulation S-K (“Item 1300”).

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

Going Concern

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit from inception through August 31, 2023, of approximately $42,344,000 and has yet to achieve profitable operations, and projects further losses in the development of its business.

At August 31, 2023, the Company had a working capital surplus of approximately $1,025,000, however the Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should we be unable to continue as a going concern.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

In accordance with our current projected budget, the Company does not have sufficient capital to fund its total cash calls and expected general and administrative expenses during the fiscal year ending August 31, 2024. Failure by the Company to make required cash calls to Round Top during the 12 months from the issuance date of these financial statements would result in dilution to its membership interest in Round Top, which is 19.874% at August 31, 2023. Accordingly, the Company may be required to raise additional capital to fund its obligations during the fiscal year ended August 31, 2024. There can be no assurance that the Company will be able to raise the necessary capital to fund its cash calls and expected general and administrative expenses. The Company may also seek to obtain short-term loans from the directors of the Company. Based on these factors, there is substantial doubt as to the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of these financial statements.

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

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Share-based Payments

The Company estimates the fair value of share-based compensation on the date of grant using the Black-Scholes valuation model, in accordance with the provisions of ASC 718, Stock Compensation. Key inputs and assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, market price of the underlying common stock, volatility of the common stock, risk-free rate, and dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the option holders, and subsequent events are not indicative of the reasonableness of the original estimates of fair value.

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

The Company recognizes and measures a tax benefit from uncertain tax positions when it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company adjusts these liabilities when its judgement changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate or future recognition of an unrecognized tax benefit. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. The Company recognizes interest and penalties related to unrecognized tax positions within the income tax expense line in the statements of operations. Management believes the Company has no uncertain tax positions at August 31, 2023 and 2022.

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

At August 31, 2023, options to purchase 1,030,000 shares of common stock were outstanding but not included in the computation of dilutive earnings per share because these options were antidilutive.

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

The Company’s financial instruments consist principally of cash, short-term investments and accounts payable and accrued liabilities. The carrying amounts of such financial instruments in the accompanying financial statements approximate their fair values due to their relatively short-term nature. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

NOTE 3 – JOINT VENTURE ARRANGEMENTS

In August 2018, the Company and Morzev Pty. Ltd. (“Morzev”) entered into an agreement (the “2018 Option Agreement”) whereby Morzev was granted the exclusive right to earn and acquire a 70% interest in the Round Top Project by financing $10 million of expenditures in connection with the Round Top Project, increasable to an 80% interest, for an additional $3 million payment to the Company. Morzev began engaging in business as USA Rare Earth and in May 2019 notified the Company that it was nominating USA Rare Earth, LLC (“USARE”) as the optionee under the terms of the 2018 Option Agreement. In August 2019, the Company and USARE entered into an amended and restated option agreement as further amended on June 29, 2020 (the “2019 Option Agreement” and collectively with the 2018 Option Agreement, the “Option Agreement”), whereby the Company restated its agreement to grant USARE the exclusive right to earn and acquire a 70% interest, increasable to an 80% interest, in the Round Top Project.

In May 2021, and in accordance with the terms of the Option Agreement, the Company and USARE entered into a contribution agreement (“Contribution Agreement”) whereby the Company and USARE contributed assets to Round Top, at the time a wholly-owned subsidiary of the Company, in exchange for their initial ownership interests in Round Top, of which the Company initially owned a membership interest equating to 20% of Round Top and USARE initially owned a membership interest equating to 80% of Round Top. Concurrently therewith, the Company and USARE as the two members entered into a limited liability company agreement (“Operating Agreement”) governing the operations of Round Top which contains customary and industry standard terms as contemplated by the Option Agreement. USARE serves as manager of Round Top.

Upon entry into the Contribution Agreement, the Company assigned the following contracts and assets to Round Top in exchange for its initial 20% membership interest in Round Top:

NOTE 3 – JOINT VENTURE ARRANGEMENTS (CONTINUED)

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

and USARE assigned the following assets to Round Top (or the Company, as applicable) for its initial 80% membership interest in Round Top:

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

NOTE 3 – JOINT VENTURE ARRANGEMENTS (CONTINUED)

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

Other material terms of the Operating Agreement that remain unchanged are as follows:

Management

A management committee will make the major decisions of RTMD, such as approval of the respective program and budget, and the manager will implement such decisions. The management committee consists of three representatives of the members, with two being appointed by USARE and one by the Company which is Dan Gorski. The representatives vote the ownership percentage interests of their appointing member.

Management Committee Meetings

Meetings will be held every three months unless otherwise agreed. For matters before the management committee that require a vote, oting is by simple majority except for certain “major decisions” that require a unanimous vote. So long as the Company maintains a 15% or greater ownership interest, the nine decisions identified in the bullet points below require unanimous approval. If the Company’s ownership interest falls below 15%, the number of unanimous decisions is reduced to five (being the first five bullet points below). If the Company is acquired by a REE mining company or sells its ownership interest to a REE mining company, in each case who elects a majority of the Company’s board, this unanimous approval requirement can be suspended by USARE, at its option. The major decisions requiring unanimous approval, as set forth above, are:

NOTE 3 – JOINT VENTURE ARRANGEMENTS (CONTINUED)

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

Manager

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

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of office furniture, equipment and vehicles. Property and equipment are depreciated using the straight-line method over their estimated useful life of 3-20 years. Following is an analysis of property and equipment at August 31, 2023 and 2022:

	2023	2022
Furniture and office equipment	$—	$75,606
Vehicles	—	124,092
Computers and software	—	48,711
Field equipment	—	71,396

Total cost basis	—	319,805
Less: accumulated depreciation	—	(295,951)

Property and equipment, net	$—	$23,853

NOTE 4 – PROPERTY AND EQUIPMENT, NET (CONTINUED)

Depreciation expense for the years ending August 31, 2023 and 2022 was $1,164 and $6,981, respectively.

NOTE 5 – MINERAL PROPERTIES

As further discussed in Note 3, Joint Venture Arrangements, in May 2021, the Company assigned all rights and obligations related to the Round Top Project to Round Top in exchange for a 20% interest. The following discussion of the “August 2010 Lease”, “November 2011 Lease”, “March 2013 Lease”, and “October 2014 Surface Option and Water Lease” pertain to the Round Top Project and were assigned to Round Top in May 2021.

August 2010 Lease

On August 17, 2010, the Company executed a new mining lease with the Texas General Land Office covering Sections 7 and 18 of Township 7, Block 71 and Section 12 of Block 72, covering approximately 860 acres at Round Top Mountain in Hudspeth County, Texas. The mining lease issued by the Texas General Land Office provides for the right to explore, produce, develop, mine, extract, mill, remove, and market rare earth elements, all other base and precious metals, industrial minerals and construction materials and all other minerals excluding oil, gas, coal, lignite, sulfur, salt, and potash. The term of the lease is nineteen years so long as minerals are produced in paying quantities.

Under the terms of the lease, Round Top is obligated to pay the State of Texas a total lease bonus of $142,518. The Company paid $44,718 upon the execution of the lease, and Round Top will be required to pay the remaining $97,800 upon submission of a supplemental plan of operations to conduct mining. Upon the sale of any minerals removed from the Round Top Project, Round Top will pay the State of Texas a $500,000 minimum advance royalty. Thereafter, if paying quantities of minerals are obtained, Round Top will be required to pay the State of Texas a production royalty equal to eight percent of the market value of uranium and other fissionable materials removed and sold from the Round Top Project and six and one quarter percent of the market value of all other minerals removed and sold. If paying quantities have not been obtained, Round Top may pay additional delay rental fees to extend the term of the lease for successive one (1) year periods pursuant to the following schedule:

	Per Acre Amount	Total Amount
September 2, 2020 – 2024	$150	$134,155
September 2, 2025 – 2029	200	178,873

In August 2023, Round Top paid the State of Texas a delay rental to extend the term of the lease in an amount equal to $134,155.

November 2011 Lease

On November 1, 2011, the Company executed a mining lease with the State of Texas covering approximately 90 acres of land that is adjacent to the August 2010 Lease. Under the lease, the Company paid the State of Texas a lease bonus of $20,700 upon the execution of the lease. Upon the sale of minerals removed from the Round Top Project, Round Top will be required to pay the State of Texas a $50,000 minimum advance royalty. Thereafter, if paying quantities of minerals are obtained, Round Top will be required to pay the State of Texas a production royalty equal to eight percent of the market value of uranium and other fissionable materials removed and sold from the Round Top Project and six and one quarter percent of the market value of all other minerals. If paying quantities have not been obtained, Round Top may pay additional delay rental fees to extend the term of the lease for successive one (1) year periods pursuant to the following schedule:

NOTE 5 – MINERAL PROPERTIES (CONTINUED)

	Per Acre Amount	Total Amount
November 1, 2020 – 2024	$150	$13,500
November 1, 2025 – 2029	200	18,000

In August 2023, Round Top paid the State of Texas a delay rental to extend the term of the lease in an amount equal to $13,500.

March 2013 Lease

On March 6, 2013, the Company purchased the surface lease at the Round Top Project, known as the West Lease, from the Southwest Wildlife and Range Foundation (since renamed the Rio Grande Foundation) for $500,000 cash and 1,063,830 shares of common stock valued at $500,000. The Company also agreed to support the Foundation through an annual payment of $45,000 for ten years to support conservation efforts within the Rio Grande Basin. The West Lease comprises approximately 54,990 acres. The purchase of the surface lease provides unrestricted surface access for the potential development and mining of the Round Top Project.

October 2014 Surface Option and Water Lease

On October 29, 2014, the Company announced the execution of agreements with the Texas General Land Office securing the option to purchase the surface rights covering the potential Round Top project mine and plant areas and, separately, a groundwater lease. The option to purchase the surface rights covers approximately 5,670 acres over the mining lease. Round Top may exercise the option for all or part of the option acreage at any time during the sixteen-year primary term of the mineral lease. The option can be maintained through annual payments of $10,000. The purchase price will be the appraised value of the surface at the time of option exercise. All annual payments have been made as of the date of this filing.

The ground water lease secures the right to develop the ground water within a 13,120-acre lease area located approximately 4 miles from the Round Top deposit. The lease terms include an annual minimum production payment of $5,000 prior to production of water for the operation. After initiation of production Round Top will pay $0.95 per thousand gallons or $20,000 annually, whichever is greater. This lease remains in effect so long as the mineral lease is in effect.

Santa Fe Gold Corporation/Alhambra Project

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

NOTE 6 – INCOME TAXES

The following table sets forth a reconciliation of the federal income tax benefit to the United States federal statutory rate of 21% for the years ended August 31, 2023 and 2022:

	2023	2022
Income tax benefit at 21% statutory rate	$544,311	$609,785
Stock-based compensation	(199,950)	(105,723)
(Increase) decrease in valuation allowance	(344,361)	(504,062)
	$—	$—

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as a deferred tax asset and liability. Significant components of the deferred tax assets are set out below along with a valuation allowance to reduce the net deferred tax asset to zero.

Management has established a valuation allowance because, based on an analysis of the tax benefits underlying deferred tax assets, it is unable to establish that it is more-likely-than-not that a tax benefit will be realized. Significant components of deferred tax asset at August 31, 2023 and 2022 are as follows:

	2023	2022
Net operating loss carryforward	$4,702,990	$4,522,754
Difference in property and equipment basis	961,015	796,890
Less valuation allowance	(5,664,005)	(5,319,644)
Net deferred tax asset	$—	$—

As a result of a change in control effective in April 2007, net operating losses prior to that date may be partially or entirely unavailable under tax law, to offset future income and; accordingly, these net operating losses are excluded from deferred tax assets.

The net operating loss carryforward in the approximate amount of $22,395,000 began to expire in 2022. The Company files income tax returns in the United States and in one state jurisdiction. With few exceptions, the Company is no longer subject to United States federal income tax examinations for fiscal years ending before 2021 and no longer subject to state tax examinations for years before 2020.

NOTE 7 – SHAREHOLDERS’ EQUITY

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

NOTE 7 – SHAREHOLDERS’ EQUITY (CONTINUED)

Following is an analysis of common stock issuances during the years ended August 31, 2023 and 2022:

Issuances during the fiscal year ended August 31, 2023

In October 2022, we issued 26,833 shares of common stock related to director fees earned and expensed during the year ended August 31, 2022.

During the year ended August 31, 2023, the Company issued 109,711 shares of common stock valued at a market value of $128,167, as payment for director fees. In addition, the Company recognized stock compensation and a corresponding charge to additional paid-in capital in the amount of $39,503 for director’s fees earned during the quarter ended August 31, 2023. The Company issued the related 56,547 shares of common stock in October 2023.

In January 2020, the Company entered into three separate consulting agreements for total consideration of 699,999 shares of common stock (233,333 per agreement). The common stock underlying the agreements had a total market value of $448,000, based on the $0.64 quoted market price per share of the common stock on the agreement date. The right to receive the common stock is subject to ratable vesting over a 24-month period and at August 31, 2022, all 699,999 shares had vested and 87,501 shares had been issued. The Company recognized $0 and $74,667 of compensation expense under these consulting agreements during the years ended August 31, 2023 and 2022, respectively. The consultants had requested that the Company hold the remaining shares issuable under the agreements in trust to allow the consultants to request their shares as they vest. During the year ended August 31, 2023, the Company issued the remaining 612,498 shares under the agreement.

During the year ended August 31, 2023, the holders of 110,000 common stock options were exercised for total cash consideration of $38,000. The exercise price of the common stock options ranged from $0.22 to $0.45 per share.

Issuance during the fiscal year ended August 31, 2022

In October 2021, the Company issued 41,231 shares of common stock related to Director fees earned and expensed during the year ended August 31, 2021.

During the year ended August 31, 2022, the Company issued 90,594 shares of common stock at a market value of $136,505, as payment for director fees. In addition, the Company recognized stock compensation and a corresponding charge to additional paid-in capital in the amount of $41,502 for director’s fees earned during the quarter ended August 31, 2022. The Company issued the related 26,833 shares of common stock in October 2022.

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

NOTE 7 – SHAREHOLDERS’ EQUITY (CONTINUED)

Options

The following table sets forth certain information as of August 31, 2023 and 2022 concerning common stock that may be issued upon the exercise of options issued under the Amended 2008 Plan and outside of the Amended 2008 Plan (all options are fully vested and exercisable at August 31, 2023 and 2022):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding, vested and exercisable at August 31, 2021	1,477,500	$0.40	2.68	$1,523,430
Options granted	120,000	0.30	—	—
Options exercised	(820,000)	0.35	—	—
Options cancelled/forfeited/expired	(257,500)	0.45	—	—

Outstanding, vested and exercisable at August 31, 2022	520,000	0.31	2.79	693,300
Options granted	620,000	1.11	—	—
Options exercised	(110,000)	0.35	—	—
Options cancelled forfeited/expired	—	—	—	—

Options vested and exercisable at August 31, 2023	1,030,000	$0.80	4.37	$784,476

In September 2008, the Board adopted the 2008 Stock Option Plan (the “2008 Plan”), which was approved by the Company’s shareholders and provided 2,000,000 shares available for grant. In 2011, 2012, and 2016, the Board adopted amendments to the 2008 Plan, approved by the shareholders, that increased the shares available for issuance under the 2008 Plan by a total of 7,000,000 shares (as amended, the “Amended 2008 Plan”). No further derivative securities are eligible to be issued pursuant to the Amended 2008 Plan.

During the year ended August 31, 2023, the Company granted a total of 120,000 non-qualified, non-plan stock options, with a fair value of $146,928 on the date of grant, to a consultant. The fair value of the options was determined using the Black-Scholes option-pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 4.00%, (ii) estimated volatility of 202% (iii) dividend yield of 0.00% and (iv) expected life of all options of 5 years. The Company recognized the full $146,928 as compensation expense during the year ended August 31, 2023.

During the year ended August 31, 2023, the Company granted a total of 500,000 non-qualified, non-plan stock options, with a fair value of $637,548 on the date of grant, to Mr. Marchese for services rendered as chairman of the board of directors. The fair value of the options was determined using the Black-Scholes option-pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 5.00%, (ii) estimated volatility of 194% (iii) dividend yield of 0.00% and (iv) expected life of all options of 5 years. The Company recognized the full $637,548 as compensation expense during the year ended August 31, 2023.

During the year ended August 31, 2022, the Company granted a total of 120,000 non-qualified, non-plan stock options, with a fair value of $250,768 on the date of grant, to a consultant. The fair value of the options was determined using the Black-Scholes option-pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate between 0.25% and 2.33% (ii) estimated volatility between 197% and 202% (iii) dividend yield of 0.00% and (iv) expected life of all options of 5 years. The Company recognized the full $250,768 as compensation expense during the year ended August 31, 2022.

NOTE 7 – SHAREHOLDERS’ EQUITY (CONTINUED)

Warrants

Warrant activity for the years ended August 31, 2023 and 2022 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding and exercisable at August 31, 2021	34,000	$0.10	1.2	$45,660
Warrants granted	—	—	—	—
Warrants exercised	(6,000)	0.20	—	—
Warrants cancelled/forfeited/expired	(16,000)	0.10	—	—
Outstanding and exercisable at August 31, 2022	12,000	0.04	1.0	23,780
Warrants granted	—	—	—	—
Warrants exercised	—	—	—	—
Warrants cancelled forfeited/expired	(12,000)	0.04	—	—
Outstanding and exercisable at August 31, 2023	—	$—	—	$—

NOTE 8 – SUBSEQUENT EVENTS

In October 2023, we issued 56,547 shares of common stock to our directors for accrued director fees earned from June through August 2023.

The Company did not make its required October, November and December cash call in the amount of $133,000, $120,000 and $143,249, respectively. Consequently, the Company’s interest in RTMD decreased from 19.874% at August 31, 2023 to 19.803% at September 30, 2023, 19.726% at October 31, 2023, and to 19.611% as of November 22, 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended August 31, 2023, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

As a result of the existence of these material weaknesses as of August 31, 2023, management has concluded that we did not maintain effective internal control over financial reporting as of August 31, 2023, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our current directors and executive officers. The term for each director expires at our next Annual Meeting or until his or her successor is appointed and qualified. The ages of the directors and officers are shown as of August 31, 2023:

Name	Age	Current Office with Company	Positions Held Since
Daniel E. Gorski	86	Director Chief Executive Officer	January 2007 August 2012
Anthony Marchese	67	Director	December 2009
Cecil Wall	92	Director	August 2007
Peter Denetclaw	64	Director	August 2019
LaVern (Vern) Kenneth Lund	50	Director	May 2022
Kevin Francis	63	Director	November 2020
Wm Chris Mathers	64	Chief Financial Officer	February 2016

Daniel E. Gorski – Mr. Gorski has served as a director of the Company since January 2007 and as the Company’s chief executive officer since August 2012. Prior thereto, Mr. Gorski served as the Company’s president and chief executive officer from January 2007 to May 2011 and chief operating officer from May 2011 to December 2011. From July 2004 to January 2006, Mr. Gorski was the co-founder and vice president of operations for High Plains Uranium Inc., a uranium exploration and development company that went public on the Toronto Stock Exchange in December 2005. Between June 1996 to May 2004, Mr. Gorski served as an officer and director of Metalline Mining Co., a publicly traded mining and development company with holdings in the Sierra Mojada Mining District, Coahuila, Mexico. From January 1992 to June 1996, Mr. Gorski was the exploration geologist under contract to USMX Inc. and worked exclusively in Latin America. Mr. Gorski earned a BS in 1960 from Sul Ross State College, in Alpine, Texas and an MA in 1970 from the University of Texas in Austin, Texas. Mr. Gorski has over forty-five years of experience in the mining industry.

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

Peter Denetclaw, Jr. – Mr. Denetclaw has served as a manager of Freeport McMoran since 2008. Mr. Denetclaw has served as vice-chair of the management committee for Navajo Transitional Energy Company since 2014. Mr. Denetclaw’s specific mining and business experience and qualifications led the Board to conclude that Mr. Denetclaw, Jr. should serve as a member of the Board of Directors.

LaVern Kenneth Lund – Mr. Lund began his career as an Engineer with North American Coal Corporation (NACoal) in 1996. Mr. Lund has served as chief executive officer of Navajo Transitional Energy Company since February 1, 2022. Over the past 25 years prior to Navajo Transitional Energy Company, Mr. Lund had held various technical, operational management and executive level positions, including over 18 years of field operating experience while working at five different surface mines located in North Dakota, Texas and Mississippi. Mr. Lund is a Registered Professional Engineer in the state of Mississippi. He also holds a Masters of Business Administration from Auburn University and is a graduate of Wharton Advanced Management Program. Mr. Lund’s specific mining and business experience and qualifications led the Board to conclude that Mr. Lund should serve as a member of the Board of Directors.

Kevin Francis – Mr. Francis has served as principal of Mineral Resource Management LLC since April 2016, providing project management, technical and expert witness services, and permitting leadership to the mining industry. Mr. Francis served as vice president of project development of Aurcana Corporation from March 2017 to June 2019, managing and advancing all technical studies. Mr. Francis served as vice president, technical services and general manager of Oracle Mining Corp. from May 2012 to May 2016 (a wholly-owned subsidiary of Oracle Mining Corp. was placed into a court-ordered receivership in 2015), managing interdisciplinary technical functions including direction of geologists, mining engineers and consultants, as well as developing scopes of work, managing budgets and reviewing deliverables of studies. Mr. Francis’ specific mining and business experience and qualifications led the Board to conclude that Mr. Francis should serve as a member of the Board of Directors.

Wm. Chris Mathers – Mr. Mathers is a senior finance and accounting professional with more than 40 years of experience in financial accounting, mergers and acquisition, Securities and Exchange Commission compliance and operational and administrative support. Mr. Mathers holds a BBA in Accounting from Southwestern University at Georgetown, Texas, and is a certified public accountant. Mr. Mathers began his career in public accounting in 1981 with the accounting firm of Price Waterhouse focusing on multi-national public audits. From 1983 through 1989, Mr. Mathers was in private practice focusing on tax preparation, and the financial audits of corporations, partnerships and individuals. From 1989 through 1993, Mr. Mathers was a Controller and Administrative Officer of GJR Investments, Inc., a national real estate firm.

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

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our directors and executive officers with any other person, including directors and executive officers, pursuant to which the director or officer was selected to serve in such position.

Family Relationships

None of our directors or executive officers are related by blood, marriage, or adoption to any other director or executive officer.

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

Director Independence

The Company currently has five independent directors, as defined by the OTC Markets Group OTCQB independence standards, as follows:

●	Anthony Marchese
●	Cecil Wall
●	Peter Denetclaw

●	LaVern Lund
●	Kevin Francis

Meetings of the Board and Board Member Attendance at Annual Meeting

During the fiscal year ending August 31, 2023, the Board held four (4) meetings of the Board. None of the incumbent Directors attended fewer than 75% of the board meetings which occurred during their tenure on the Board.

Communications to the Board

Stockholders who are interested in communicating directly with members of the Board, or the Board as a group, may do so by writing directly to the individual Board member c/o Corporate Secretary, at P.O. Box 159, 539 El Paso Street, Sierra Blanca, Texas 79851. The Company’s Secretary will forward communications directly to the appropriate Board member. If the correspondence is not addressed to the particular member, the communication will be forwarded to a Board member to bring to the attention of the Board. The Company’s Secretary will review all communications before forwarding them to the appropriate Board member.

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

Audit Committee and Audit Committee Financial Experts

The Company has a standing Audit Committee and audit committee charter, which complies with Rule 10A-3 of the Exchange Act. The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is currently comprised of three (3) directors, all of whom, in the opinion of the Board, are independent (in accordance with the OTC Markets Group, Inc. OTCQB independence standards), being Anthony Marchese (Chairman), LaVern Lund (appointed on November 25, 2023) and Cecil Wall. Mr. Marchese is a “financial expert” as defined under Item 407(d)(5) of Regulation S-K.

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

In the course of providing its oversight responsibilities regarding the audited annual financial statements for the year ended August 31, 2023, the Committee reviewed the audited annual financial statements for the year ended August 31, 2023 with management and the Company’s independent auditors. The Committee reviewed accounting principles, practices, and judgments as well as the adequacy and clarity of the notes to the financial statements.

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

In reliance on the reviews and discussions referred to above, the Committee recommended to the Board, and the Board has approved, that the audited financial statements be included in the Annual Report to the SEC on Form 10-K for the year ended August 31, 2023. The Committee and the Board have also recommended the selection of Ham, Langston & Brezina, L.L.P. as independent auditors for the Company for the fiscal year ending August 31, 2023.

Submitted by the Audit Committee Members

●	Anthony Marchese (Chairman)
●	Cecil Wall

Compensation Committee

The Company has a Compensation Committee comprised of three (3) directors, each of whom, in the opinion of the Board, are independent (as determined under the OTC Markets Group OTCQB independence standards): Cecil Wall (Chairman), Kevin Francis and Anthony Marchese.

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

The Compensation Committee does not and cannot delegate its authority to determine director and executive officer compensation. Our Compensation Committee and management did not engage the services of an external compensation consultant during fiscal year 2023.

A copy of the Compensation Committee charter is available for review on the Company’s website at www.TMRC.com.

Compensation Committee Interlocks and Insider Participation

There are no Compensation Committee or Board interlocks among the members of the Company’s Board.

Corporate Governance and Nominating Committee

General

The Company has a Corporate Governance and Nominating Committee composed of 1 director, Anthony Marchese, with two vacancies.

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

The Company’s Code of Business and Ethical Conduct is available on our web site at www.TMRC.com. A copy of the Code of Business and Ethical Conduct will be provided to any person without charge upon written request to the Company at its executive offices. We intend to disclose any waiver from a provision of the Code of Business and Ethical Conduct that applies to any of the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions that relates to any element of the Company’s Code of Business and Ethical Conduct on the Company’s website. No waivers were granted from the requirements of the Code of Business and Ethical Conduct during the year ended August 31, 2023, or during the subsequent period thereto.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years stated for those persons who were, at August 31, 2023 named executive officers. “Named Executive Officer” means: (a) each principal executive officer, (b) the two most highly compensated executive officers other than the principal executive officer, at the end of the most recently completed financial year; and (c) up to two additional individuals who would be an Named Executive Officer under paragraph (b) but for the fact that the individual was not serving as an executive officer of the Company at the end of that financial year. There are only two Named Executive Officers, each of which is listed below.

Summary Compensation Table

			Option	All Other	Total
		Salary	Awards	Compensation	Compensation
Name and principal position	Year	(US$)	(US$)	(US$)	(US$)
Daniel Gorski	2023	$120,000	$—	$—	$120,000
Chief Executive Officer	2022	$120,000	$—	$—	$120,000

Wm Chris Mathers	2023	$60,000	$—	$—	$60,000
Chief Financial Officer	2022	$60,000	$—	$—	$60,000

In August 2012, the Company agreed to pay to Mr. Daniel Gorski the amount of $120,000 annually in connection with his appointment as Chief Executive Officer of the Company. The Company and Mr. Gorski have not entered into a formal written employment agreement in relation to Mr. Gorski’s compensation and employment terms as Chief Executive Officer. Mr. Gorski is currently being paid $120,000 per year. Mr. Mathers is currently being paid $60,000 per year pursuant to an at-will employment arrangement. The Company does not believe that its compensation arrangements with its Named Executive Officers creates inherent risks that may have a material adverse effect on the Company.

There is no pay ratio disclosure as there are only two employees, the principal executive officer and chief financial officer, who comprise the Named Executive Officers.

As required under SEC rules adopted pursuant to the Dodd-Frank Act and Item 402(v) of Regulation S-K, we are providing the following information about the relationship between executive compensation and certain measurements of the Company’s performance.

The following table sets forth the information of our NEOs, consisting of the Company’s primary executive officer (“PEO”) and primary financial officer (“PFO”) for the fiscal years ended August 31, 2023 and 2022. The amounts represented under “compensation actually paid” (“CAP”) were computed in accordance with SEC rules relative to Item 402(v) of Regulation S-K.

Pay Versus Performance Table

Year	Summary compensation table total for first PEO (1)	Summary compensation table total for second PEO (2)	Compensation actually paid to first PEO	Compensation actually paid to second PEO	Average summary compensation table total for non-PEO NEOs (3)	Average compensation actually paid to non-PEO and NEOs (3)	Value of initial fixed $100 investment based on total shareholder return	Net income (Loss)
8/31/2022	$120,000	$60,000	$120,000	$60,000	$—	$—	$142.03	$(2,903,739)
8/31/2023	$120,000	$60,000	$120,000	$60,000	$—	$—	$40.31	$(2,591,961)

(1) Represents amounts actually paid to our CEO Daniel E Gorski

(2) Represents amounts actually paid to our CFO Wm Chris Mathers

(3) No non-PEO NEOs were paid by the Company

Executive Compensation Agreements and Summary of Executive Compensation

Report on Executive Compensation

During the year ended August 31, 2023, the Board and the Company’s Compensation Committee were responsible for establishing a compensation policy and administering the compensation programs of the Company’s executive officers.

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

Stock Incentive Awards

The Compensation Committee believes that the use of direct stock awards is at times appropriate for employees, and in the future may use direct stock awards to reward outstanding service or to attract and retain individuals with exceptional talent and credentials. The use of stock options and other awards is intended to strengthen the alignment of interests of executive officers and other key employees with those of our stockholders.

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

Outstanding Equity Awards At Fiscal Year-End

There were no awarded stock options previously issued to Named Executive Officers that were outstanding as of August 31, 2023.

Nonqualified Deferred Compensation

The Company does not offer nonqualified deferred compensation to any of its named executive officers.

Director Compensation

The following table sets forth the compensation granted to our directors during the fiscal year ended August 31, 2023. No cash director fees are paid and this has been the Company’s policy for more than the last two fiscal years. All director fees for services rendered are paid through the issuance of shares of Company Common Stock or through non-qualified options to purchase shares of Company Common Stock. No director compensation is paid to Mr. Gorski.

	Fees Paid or	Fee Paid or
	Earned in	Earned in		Option
	Cash	Stock		Awards		Total
Name	($)	($)		($)		($)
Anthony Marchese	$—	$55,000	(1)	$637,548	(2)	$692,548
Cecil Wall	$—	$25,000	(1)	$—		$25,000
Peter Denetclaw, Jr.	$—	$25,000	(1)	$—		$25,000
LaVern Lund	$—	$25,000	(1)	$—		$25,000
Kevin Francis	$—	$33,000	(1)	$—		$33,000

(1) This value calculation equates to the market value of our Common Stock on the date of grant of shares of Common Stock issued for director services rendered, less a 20% discount.

(2) During the year ended August 31, 2023, the Company granted Mr. Marchese a five-year non-qualified option to purchase 500,000 shares of Common Stock at an exercise price of $1.31 per share, with a Black-Scholes option pricing model valuation of $637,548 on the date of grant, for services rendered as chairman of the board of directors.

Each of our directors are reimbursed reasonable out of pocket expenses associated with attending our board meetings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information as of November 21, 2023, regarding the ownership of the Company’s common stock by: (i) each Named Executive Officer, each director and all of the Company’s directors and executive officers as a group; and (ii) each person who is known by us to own more than 5% of the Company’s shares of common stock. The number of shares beneficially owned and the percentage of shares beneficially owned are based on 73,784,810 shares of common stock outstanding as of November 21, 2023.

Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. Shares subject to options that are exercisable within 60 days following November 21, 2023 are deemed to be outstanding and beneficially owned by the optionee for the purpose of computing share and percentage ownership of that optionee but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percent of Class Beneficially Owned
Daniel E. Gorski	7,006,423	(1)	9.5%
Anthony Marchese	6,637,814	(2)	8.9%
Cecil Wall	1,885,265	(3)	2.6%
Wm Chris Mathers	488,454	(4)	*
Peter Denetclaw, Jr.	10,169,464	(5)	13.8%
LaVern Lund	10,146,744	(6)	13.8%
Kevin Francis	64,217	(7)	*
All directors and executive officers as a group (7 persons)	26,350,715		35.5%
Navajo Transitional Energy Company	10,111,883	(8)	13.7%

* Less than 1%.

(1)	Represents 7,006,423 shares of Common Stock.

(2)	Consists of (i) 4,113,774 shares of Common Stock owned individually, (ii) 2,024,040 shares of common stock registered in the name of the Insiders Trend Fund, LP., an entity in which Mr. Marchese serves as general partner and chief investment officer and (iii) 500,000 shares of common stock underlying a currently exercisable option.

(3)	Consists of (i) 26,732 shares of Common Stock owned by Cecil Wall individually and (ii) 1,858,533 shares of Common Stock owned by various trusts controlled by Mr. Wall.

(4)	Comprised of 488,454 shares of Common Stock.

(5)	Comprised of (i) 57,581 shares of Common Stock owned individually and (ii) 10,111,883 shares of common stock owned by Navajo Transitional Energy Company, of which Mr. Denetclaw is deemed to be a beneficial owner.

(6)	Comprised of (i) 34,861, shares of Common Stock owned individually and (ii) 10,111,883 shares of common stock owned by Navajo Transitional Energy Company, of which Mr. Lund is deemed to be a beneficial owner.

(7)	Comprised of 64,217 shares of Common Stock

(8)	Messrs. Denetclaw and Lund have voting and investment power with respect to these shares.

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

Section 16(a) Beneficial Ownership Reporting Compliance; Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s officers, directors, and persons who beneficially own more than 10% of the Company’s common stock, to file reports of ownership and changes in ownership with the SEC.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, the Company believes that during fiscal year ended August 31, 2023 the filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, except for : (i) Mr. Lund was issued 6,546 shares of the Company’s Common Stock on October 18, 2022 and December 28, 2022, respectively, as a director and failed to timely file a Form 4; (ii) Mr. Lund was issued 11,336 shares of the Company’s Common Stock on March 31, 2023 and April 10, 2023, respectively, as a director and failed to timely file a Form 4; (iii) Mr. Denetclaw was issued 57,581 shares of the Company’s Common Stock on dates between October 27, 2020 and October 9, 2023 as a director and failed to timely file a Form 4; (iv) Mr. Wall was issued 3,313 shares of the Company’s Common Stock on October 18, 2022 and December 28, 2022, respectively, as a director and failed to timely file a Form 4; (v) Mr. Francis was issued 4,526 and 4,638 shares of the Company’s Common Stock on October 18, 2022 and December 28, 2022, respectively, as a director and failed to timely file a Form 4; (vi) Mr. Francis was issued 7,557 shares of the Company’s Common Stock on March 31, 2023 as a director and failed to timely file a Form 4; (vii) Mr. Francis was issued 2,476 shares of the Company’s Common Stock on June 22, 2023 as a director and failed to timely file a Form 4; and (viii) Mr. Marchese was issued 8,082 and 8,282 shares of the Company’s Common Stock on October 18, 2022 and December 28, 2022, respectively, as a director and failed to timely file a Form 4.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditor, Ham, Langston & Brezina, L.L.P., for our two fiscal years ended August 31, 2023 and 2022, respectively:

	Years Ended August 31,
	2023	2022
Audit Fees	$79,000	$66,855
Audit Related Fees	—	—
Tax Fees	5,000	5,000
All Other Fees	—	—

Total	$84,000	$71,855

Audit Fees

Consist of fees billed for professional services rendered for the audit of our financial statements and review of interim financial statements included in quarterly reports and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements.

Audit Related Fees

There were no “Audit Related Fees” charged which would have consisted of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”.

Tax Fees

Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

All Other Fees

There were no “All Other Fees” which would have consisted of fees for product and services other than the services reported above.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The Audit Committee has adopted procedures requiring the Audit Committee to review and approve in advance, all particular engagements for services provided by the Company’s independent auditor. Consistent with applicable laws, the procedures permit limited amounts of services, other than audit, review or attest services, to be approved by one or more members of the Audit Committee pursuant to authority delegated by the Audit Committee, provided the Audit Committee is informed of each particular service. All of the engagements and fees for 2023 were pre-approved by the Audit Committee. The Audit Committee reviews with Ham, Langston & Brezina, L.L.P., whether the non-audit services to be provided are compatible with maintaining the auditor’s independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Documents filed as part of this Annual Report on Form 10-K or incorporated by reference:

(1)	The financial statements are listed on the “Index to Financial Statements” in Item 8.

(2)	Financial Statement Schedules (omitted because the Company is a smaller reporting issuer).

The following exhibits are attached hereto or are incorporated by reference:

Exhibit No.	Description
2.1	Plan of Conversion, dated August 24, 2012, incorporated by reference to Exhibit 2.1 of our Form 8-K filed with the SEC on August 29, 2012.

3.1	Delaware Certificate of Conversion, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on August 29, 2012.

3.2	Delaware Certificate of Incorporation, incorporated by reference to Exhibit 3.2 of our Form 8-K filed with the SEC on August 29, 2012.

3.3	Delaware Certificate of Amendment, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on March 18, 2016

3.4	Delaware Bylaws, incorporated by reference to Exhibit 3.3 of our Form 8-K filed with the SEC on August 29, 2012.

3.5	Common Stock, par value $0.01; 100,000,000 shares authorized, 72,869,220 shares issued and outstanding as of August 31, 2022.

4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.

4.2	Form of Warrant Indenture, incorporated by reference to Exhibit 4.2 of our Form S-1/A filed with the SEC on December 10, 2014.

4.3	Form of Class A Warrant, included as Schedule A in Exhibit 4.2.

4.4	Form of Class B Warrant, included as Schedule B in Exhibit 4.2.

10.1	Amended and Restated 2008 Stock Option Plan, incorporated by reference to Exhibit 10.1 of our Form 10-Q for the period ended May 31, 2011 filed with the SEC on July 15, 2011.

10.2	Mining Lease, incorporated by reference to Exhibit 10.2 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.

10.3	Mining Lease dated November 2011 with the State of Texas, incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.4	Purchase option agreement dated September 2014 with the State of Texas, incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.5	Groundwater lease dated September 2014 with the State of Texas, incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.6	ReeTech Operating Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on July 21, 2015

10.7	Amendment Number One to the Reetech Operating Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on November 30, 2015

10.8	Amendment Number One to the TRER License, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K as filed with the Commission on November 30, 2015

10.9*	Director’s Agreement by and between the Company and Anthony Marchese, incorporated by reference to Exhibit 10.6 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.

10.10*	Summary of Dan Gorski Employment Arrangement, incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019

10.11*	Summary of Wm. Chris Mathers Employment Arrangement, incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019

10.12*	Option Agreement for Wm. Chris Mathers incorporated by reference to Exhibit 10.21 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.

10.13*	Form of Directors Option Agreement incorporated by reference to Exhibit 10.22 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.

10.14	Consulting Agreement between the Company and Chemetals, Inc., dated January 22, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2013.

10.15	Lease Agreement between the Company and Southwest Range & Wildlife Foundation, Inc., dated March 6, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2013.

10.16	Variation agreement with Morzev PTY LTD. (USA Rare Earth) dated October 2018, incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.17	Amended and Restated Option Agreement with Morzev (USA Rare Earth) dated August 2019, incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.18	First Amendment to the Amended and Restated Option Agreement with USA Rare Earth dated June 29, 2020, incorporated by reference to the definitive proxy statement on Schedule 14A filed with the SEC on July 15, 2020

10.19	Mining Lease dated September 2011, incorporated by reference to Exhibit 10.19 of the Form 10-K for the period ended August 31, 2020 filed with the SEC on November 30, 2020.

10.20	Contribution Agreement, effective as of May 17, 2021, among USA Rare Earth, LLC, Texas Mineral Resources Corp., and Round Top Mountain Development, LLC, filed with the SEC on Form 8-K on May 21, 2021

10.21	Limited Liability Company Agreement dated effective as of May 17, 2021, among USA Rare Earth, LLC, Texas Mineral Resources Corp., and Round Top Mountain Development, LLC, filed with the SEC on Form 8-K on May 21, 2021

10.22	Mineral Exploration and Option Agreement dated effective October 7, 2021 between Standard Silver Corp. and Santa Fe Gold Corporation, filed with the SEC on Form 8-K on November 10, 2021.

10.23	Amended and Restated Limited Liability Company Agreement dated effective as of June 26, 2023, among USA Rare Earth, LLC, Texas Mineral Resources Corp., and Round Top Mountain Development, LLC, filed with the SEC on Form 8-K on June 27, 2023.

31.1	Section 302 Certification(1)
31.2	Section 302 Certification(1)
32.1	Section 906 Certification(1)
32.2	Section 906 Certification(1)

101.INS(2)	XBRL Instance Document
101.SCH(2)	XBRL Taxonomy Extension — Schema
101.CAL(2)	XBRL Taxonomy Extension — Calculations
101.DEF(2)	XBRL Taxonomy Extension — Definitions
101.LAB(2)	XBRL Taxonomy Extension — Labels
101.PRE(2)	XBRL Taxonomy Extension — Presentations

* Management contract or compensatory plan or arrangement.

(1)	Filed herewith.

(2)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at August 31, 2023 and 2022; (ii) Consolidated Statements of Operations for the years ended August 31, 2023 and 2022; (iii) Consolidated Statements of Cash Flows for the years ended August 31, 2023 and 2022; (iv) Consolidated Statements of Shareholders’ Equity for the years ended August 31, 2023 and 2022; and (v) Notes to Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY

None included.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS MINERAL RESOURCES CORP.

/s/ Daniel E Gorski
Daniel E Gorski, Chief Executive Officer

DATED: November 29, 2023

/s/ Wm Chris Mathers
Wm Chris Mathers, Chief Financial Officer

DATED: November 29, 2023

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Daniel E Gorski	Chief Executive Officer, Principal Executive Officer and Director	November 29, 2023
Daniel E Gorski

/s/ Wm Chris Mathers	Chief Financial Officer	November 29, 2023
Wm Chris Mathers

/s/Anthony Marchese	Chairman of the Board	November 29, 2023
Anthony Marchese

/s/ Cecil C Wall	Director	November 29, 2023
Cecil C Wall

/s/ Peter Denetclaw, Jr.	Director	November 29, 2023
Peter Denetclaw, Jr

/s/ LaVern Lund	Director	November 29, 2023
LaVern Lund

/s/ Kevin Francis	Director	November 29, 2023
Kevin Francis