Form 10-Q
period 2023-11-30
Texas Mineral Resources Corp.
filed 2024-01-16
CIK 1445942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023

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

Number of shares of issuer’s common stock outstanding as of January 10, 2024: 73,784,799.

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	November 30,	August 31,
	2023	2023
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$904,487	$1,079,307
Prepaid expenses and other current assets	24,447	39,577

Total current assets	928,934	1,118,884

Mineral properties, net	415,607	415,607

TOTAL ASSETS	$1,344,541	$1,534,491

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$67,033	$93,406

Total current liabilities	67,033	93,406

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and oustanding as of November 30, 2023 and August 31, 2023	—	—
Common stock, par value $0.01; 100,000,000 shares authorized, 73,784,799 and 73,728,262 shares issued and oustanding as of November 30, 2023 and August 31, 2023, respectively	737,848	737,283
Additional paid-in capital	43,105,093	43,047,824
Accumulated deficit	(42,565,433)	(42,344,022)

Total shareholders’ equity	1,277,508	1,441,085

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,344,541	$1,534,491

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended November 30, 2023 and 2022

(Unaudited)

	2023	2022

OPERATING EXPENSES
Exploration costs	$—	$231,375
General and administrative expenses	232,909	342,191

Total operating expenses	232,909	573,566

LOSS FROM OPERATIONS	(232,909)	(573,566)

OTHER INCOME
Interest income	11,498	5,394

Total other income	11,498	5,394

NET LOSS	$(221,411)	$(568,172)

Net loss per share:
Basic and diluted net loss per share	$(0.00)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	73,766,161	72,881,900

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended November 30, 2023 and 2022

(Unaudited)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(221,411)	$(568,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	1,164
Loss on disposal of property and equipment	—	22,689
Stock based compensation	57,834	104,475
Changes in current assets and liabilities:
Prepaid expenses and other current assets	15,130	(126,611)
Accounts payable and accrued liabilities	(26,373)	66,938

Net cash used in operating activities	(174,820)	(499,517)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(174,820)	(499,517)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,079,307	1,838,300

CASH AND CASH EQUIVALENTS, END OF PERIOD	$904,487	$1,338,783

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$—	$—

Taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended November 30, 2023 and 2022

(Unaudited)

					Additional
	Preferred Stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at August 31, 2023	—	$—	73,728,262	$737,283	$43,047,824	$(42,344,022)	$1,441,085

Options issued for services	—	—	—	—	11,330	—	11,330
Common stock issued for services	—	—	56,537	565	45,939	—	46,504
Net loss	—	—	—	—	—	(221,411)	(221,411)

Balance at November 30, 2023	—	$—	73,784,799	$737,848	$43,105,093	$(42,565,433)	$1,277,508

Balance at August 31, 2022	—	$—	72,869,220	$728,692	$42,066,269	$(39,752,061)	$3,042,900

Options issued for sevices	—	—	—	—	55,310	—	55,310
Common stock issued for services	—	—	26,833	269	48,896	—	49,165
Net loss	—	—	—	—	—	(568,172)	(568,172)

Balance at November 30, 2022	—	$—	72,896,053	$728,961	$42,170,475	$(40,320,233)	$2,579,203

The accompanying notes are an integral part of these consolidated financial statements.

Texas Mineral Resources Corp.

Notes to Interim Consolidated Financial Statements

November 30, 2023

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Texas Mineral Resources Corp. (“we”, “us”, “our”, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the SEC, and should be read in conjunction with the audited financial statements and notes thereto contained in our annual report on Form 10-K, for the year ended August 31, 2023, dated November 29, 2023 as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended August 31, 2023 as reported in our annual report on Form 10-K, have been omitted.

Principles of Consolidation

The consolidated financial statements include the accounts of Texas Mineral Resources Corp and its proportionate interest in the assets, liabilities, and operations of Round Top Mountain Development Company, LLC (“RTMD”). All significant intercompany balances and transactions have been eliminated.

Going Concern

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit from inception through November 30, 2023, of approximately $42,565,000 and has yet to achieve profitable operations, and projects further losses in the development of its business.

On November 30, 2023, the Company had a working capital surplus of approximately $862,000; however the Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company doesn’t expect to generate revenue from operations in the near future.

In accordance with our current projected budget, the Company does not have sufficient capital to fund its share of total cash calls required under the RTMD operating agreement (“Operating Agreement”) as well as expected general and administrative expenses during the next twelve months. Failure by the Company to fund required cash calls to RTMD would result in dilution to its then current RTMD ownership interest (19.611% as of November 30, 2023). Accordingly, the Company will be required to either raise additional capital to fund its obligations during the next twelve months or elect to dilute its ownership interest in RTMD. There can be no assurance that the Company will be able to raise the necessary capital to fund its cash calls and expected general and administrative expenses. Total cash calls in the amount of $362,000 were requested during the first fiscal quarter ended November 30, 2023. The Company provided notices of non-contribution stating that it would not contribute the $362,000 which then became the shortfall amount resulting in dilution of the Company’s ownership interest. Based on these factors, there is substantial doubt as to the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of these financial statements. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

NOTE 4 – MINERAL PROPERTIES

The following discussion under ” – RTMD Mineral Properties” provides a history of the ownership and obligations of the Round Top Project, of which we, as of November 30, 2023, held a 19.611% proportionate interest and USA Rare Earth LLC (“USARE”) held an 80.389% proportionate interest.

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

All shares of common stock have equal voting rights and, when validly issued and outstanding, are entitled to one non-cumulative vote per share in all matters to be voted upon by shareholders. Shares of common stock have no pre-emptive, subscription, conversion or redemption rights and may be issued only as fully paid and non- assessable shares. Holders of common stock are entitled to equal ratable rights to dividends and distributions with respect to the common stock, as may be declared by the Company’s Board of Directors (the “Board”) out of funds legally available. In the event of a liquidation, dissolution or winding up of the affairs of the Company, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment or provision for all liabilities and any preferential liquidation rights of any preferred stock then outstanding.

In October 2023, we issued 56,537 shares of common stock related to director fees earned and expensed during the year ended August 31, 2023.

During the quarter ended November 30, 2023, the Company recognized stock compensation and a corresponding charge to additional paid-in capital in the amount of $46,504 for director’s fees earned during the quarter. The Company plans to issue the related 147,775 shares of common stock in January 2024.

During the quarter ended November 30, 2023, the Company granted a total of 30,000 stock options, with an exercise price of $1.97 per share and a fair value of $11,330 on the date of grant to a consultant. The fair value of the options was determined using the Black-Scholes option-pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 4.23% (ii) estimated volatility of 425.35% (iii) dividend yield of 0.00% and (iv) expected life of all options of 5 years. The Company recognized the full $11,330 as compensation expense during the three months ended November 30, 2023.

NOTE 6 – SUBSEQUENT EVENTS

January Cash Call

In December 2023, we notified USARE that we had elected not to contribute our January cash call of $20,025 in cash, but had elected to reduce our RTMD ownership interest from 19.611% to 19.595% pursuant to the dilution mechanism in the June 2023 amended Operating Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, unless the context requires otherwise, references to “Texas Mineral Resources Corp,” “the Company” “we,” “our” or “us” refer to Texas Mineral Resources Corp. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this quarterly report as well as our Annual Report on Form 10-K for the fiscal year ended August 31, 2023. This Quarterly Report on Form 10-Q may also contain statistical data and estimates we obtained from industry publications and reports generated by third parties. Although we believe that the publications and reports are reliable, we have not independently verified their data.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”). Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q, include, but are not limited to:

●	the progress, potential and uncertainties of the rare-earth exploration plans at our Round Top project in Hudspeth County, Texas (the “Round Top Project” or “Round Top”);

●	timing for a completed feasibility study, if any, for the Round Top Project;

●	the success of obtaining the necessary permits for future Round Top drill programs and project development;

●	success, if any, of Round Top Mountain Development, LLC (“RTMD”) in developing the Round Top Project, including without limitation raising sufficient capital to fund any development;

●	expectations regarding our ability to raise capital and to continue our exploration plans on our properties (either to fund our proportionate expenditures in the Round Top Project as a member of RTMD or otherwise);

●	ability to complete a preliminary feasibility study;

●	plans regarding anticipated expenditures at the Round Top Project and ability, if any, to fund anticipated Company expenditures; and

●	plans to enter into a joint venture agreement with Santa Fe and our ability to fund such potential exploration and development project.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

●	risks of being classified as an “exploration stage” company for purposes of SEC Regulation S-K Item 1300;

●	risks associated with our ability to continue as a going concern in future periods;

●	risks associated with our history of losses and need for additional financing;

●	risks associated with our ability to raise capital on acceptable terms, if at all;

●	risks associated with our operating history;

●	risks associated with owning a membership interest in Round Top which may be diluted (which could be significant) if we are unable to fund our cash call obligations and elect to dilute our ownership interest in Round Top in lieu of funding our cash calls per the amended RTMD Operating Agreement (as of the filing date of this Quarterly Report, our membership interest is 19.595%);

●	risks associated with our properties;

●	risks associated with the lack of history in producing metals from the Round Top Project;

●	risks associated with our need for additional financing to fund our cash call obligations with respect to Round Top, as well as the requirement in general for additional capital to further develop, the Round Top Project;

●	risks associated with dilution of our Round Top membership interest due to the inability to fund our cash calls;

●	risks associated with owing a minority interest in Round Top;

●	risks associated with exploration activities not being commercially successful (as there is no assurance that Round Top will be commercially successful);

●	risks associated with ownership of surface rights and other title issues with respect to the Round Top Project;

●	risks associated with increased costs affecting our financial condition;

●	risks associated with a shortage of equipment and supplies adversely affecting the ability to operate properties;

●	risks associated with mining and mineral exploration being inherently dangerous;

●	risks associated with mineralization estimates;

●	risks associated with changes in mineralization estimates affecting the economic viability of the properties;

●	risks associated with uninsured risks;

●	risks associated with mineral operations being subject to market forces beyond our control;

●	risks associated with fluctuations in commodity prices;

●	risks associated with permitting, licenses and approval processes;

●	risks associated with the governmental and environmental regulations;

●	risks associated with future legislation regarding the mining industry and climate change;

●	risks associated with potential environmental lawsuits;

●	risks associated with land reclamation requirements;

●	risks associated with rare earth and mining in general presenting potential health risks;

●	risks related to competition in the mining and rare earth elements industries;

●	risks related to macroeconomic conditions, both in the United States and internationally, including without limitation inflation, high interest rates, and supply chain issues;

●	risks associated with cybersecurity threats, breaches, and disruptions associated therewith;

●	risks related to our ability to manage growth;

●	risks related to the potential difficulty of attracting and retaining qualified personnel;

●	risks related to our dependence on key personnel;

●	risks related to conducting our business in order to be excluded from the definition of an “investment company” under the Investment Company Act of 1940;

●	risks related to global hostilities, both in Ukraine and the Middle East;

●	risks related to cybersecurity threats;

●	risks related to our United States Securities and Exchange Commission (the “SEC”) filing history; and

●	risks related to our securities.

This list is not exhaustive of the factors that may affect the Company’s forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report, as well as in the Annual Report filed on Form 10-K for the fiscal year ended August 31, 2023. Although the Company has attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all the forward-looking statements contained in this Quarterly Report by the foregoing cautionary statements.

In light of these risks and uncertainties, many of which are described in greater detail elsewhere in this Quarterly Report, as well as in the Annual Report filed on Form 10-K for the fiscal year ended August 31, 2023, there can be no assurance that the events predicted in forward-looking statements contained in the Quarterly Report will in fact transpire.

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

Going Concern

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit from inception through November 30, 2023, of approximately $42,565,000 and has yet to achieve profitable operations, and projects further losses in the development of its business.

On November 30, 2023, the Company had a working capital surplus of approximately $862,000, however the Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. See “Liquidity and Capital Resources” below for a discussion of our liquidity and capital needs for the next twelve months.

Overview

We are a mining company engaged in the business of the acquisition, exploration and development of mineral properties. We currently own a 19.595% membership interest in RTMD (as of November 30, 2023 we held a 19.611% membership interest in RTMD), which entity holds two mineral property leases with the Texas General Land Office to explore and develop a 950-acre rare earths project located in Hudspeth County, Texas, (referred to as the “Round Top Project” or the “Project”). The leases, originally signed with primary terms of approximately 19 and 18 years, each currently have remaining terms of approximately eight years and provisions for automatic renewal if Round Top is in production. RTMD also holds prospecting permits covering 9,345 acres adjacent to the Round Top Project. The strategy of RTMD is to develop a metallurgical process to concentrate or otherwise extract the metals from the Round Top Project’s rhyolite, conduct additional engineering, design, geotechnical work, and permitting necessary for a bankable feasibility study and then to extract mineral resources from the Round Top Project. The Round Top Project has not established as of the date hereof that any of the properties contain any probable mineral reserves or proven mineral reserves under Item 1300 of Regulation S-K.

Rare earth elements (“REE”) are a group of chemically similar elements that usually are found together in nature – they are referred to as the “lanthanide series.” These individual elements have a variety of characteristics that are critical in a wide range of technologies, products, and applications and are critical inputs in existing and emerging applications. Without these elements, multiple high-tech technologies would not be possible. These technologies include:

●	cell phones,

●	computer and television screens,

●	battery-operated vehicles,

●	clean energy technologies, such as hybrid and electric vehicles and wind power turbines,

●	fiber optics, lasers and hard disk drives,

●	numerous defense applications, such as guidance and control systems and global positioning systems, and

●	advanced water treatment technology for use in industrial, military.

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

USA Rare Earth Agreement

In August 2018, the Company and Morzev Pty. Ltd. (“Morzev”) entered into an agreement (the “2018 Option Agreement”) whereby Morzev was granted the exclusive right to earn and acquire a 70% interest in the Round Top Project by financing $10 million of expenditures in connection with the Project, increasable to an 80% interest for an additional $3 million payment to the Company. In August 2019, the Company and USA Rare Earth, LLC (“USARE”) entered into an amended and restated option agreement as further amended in June 2020 (the “2019 Option Agreement” and collectively with the 2018 Option Agreement, the “Option Agreement”), whereby the Company restated its agreement to grant USARE the exclusive right to earn and acquire a 70% interest, increasable to an 80% interest, in Round Top. In May 2021, and in accordance with the terms of the Option Agreement, the Company and USARE entered into a contribution agreement (“Contribution Agreement”) whereby each of the Company and USARE contributed assets to Round Top Mountain Development, LLC (“RTMD”), a wholly-owned subsidiary of the Company, in exchange for their initial ownership interests in RTMD, of which the Company initially owned a membership interest equating to 20% of Round Top and USARE initially owned a membership interest equating to 80% of Round Top. Concurrently therewith, the Company and USARE, as the two members, entered into a limited liability company agreement (“Operating Agreement”) governing the operations of RTMD which contains customary and industry standard terms as contemplated by the Option Agreement. USARE is the manager of RTMD.

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

Remedies for Failure to Meet Cash Calls

Non-Contribution. Capital contributions only will be made to fund programs and budgets. If the Company does not contribute all or any portion of any additional capital contribution that it is required to contribute pursuant to a Notice of Non-Contribution or a Deemed Non-Contribution (such unfunded amount shall be deemed the “Shortfall Amount”), then USARE shall fund the entire Shortfall Amount within 5 business days after the Notice of Non-Contribution or Deemed Non- Contribution.

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

Liquidity and Capital Resources

On November 30, 2023, our accumulated deficit was approximately $42,565,000 and our cash position was approximately $904,000. We had a working capital surplus of approximately $862,000. Round Top has not commenced commercial production on the Round Top Project. We have no revenues from operations and anticipate we will have no operating revenues until we place one or more of our properties into production. All properties are in the exploration stage.

During the fiscal year ending August 31, 2023 and the three months ended November 30, 2023, we funded approximately $386,000 and $0, respectively, to RTMD pursuant to our funding obligations set forth in the Operating Agreement. In lieu of funding $362,000 of cash calls in September through November 2023, we incurred dilution in our membership interest from 19.803% to 19.611% at November 30, 2023. In lieu of funding the January 2024 cash call of $20,025 in December 2023, we incurred dilution in our membership interest from 19.611% to 19.595% as of the date of this filing.

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

Results of Operations

Three months ended November 30, 2023 and November 30, 2022

General and Revenue

We had no operating revenues during the three months ended November 30, 2023 and November 30, 2022. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $42,565,000 million as of November 30, 2023.

Operating expenses, other income (expenses) and resulting losses from Operations.

We incurred exploration costs for the three months ended November 30, 2023 and November 30, 2022, in the amount of approximately $0 and $231,000, respectively. During the three months ended November 30, 2023, we elected not to fund our RTMD cash call obligation resulting in dilution of our ownership interest. The expenditures for the three months ended November 30, 2022 were primarily for our obligation to fund our portion of the cash requirements set forth by our joint venture agreement with USARE and for project contractors for our New Mexico mining exploration. Currently most of the expenditures associated with the USARE joint venture are funded by our joint venture partner, USARE.

Our general and administrative expenses for the three months ended November 30, 2023 and November 30, 2022, respectively, were approximately $233,000 and $342,000. For the three months ended November 30, 2023 and 2022, this amount included approximately $58,000 and $104,000, respectively, in stock-based compensation to directors and common stock and stock options to outside consultants. The remaining expenditures were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

For the three months ended November 30, 2023 and November 30, 2022, we earned approximately $11,000 and $5,000 in interest income from depository accounts.

We had losses from operations for the three months ended November 30, 2023 and November 30, 2022 totaling approximately $233,000 and $574,000, respectively. We had a net losses for the three months ended November 30, 2023 and November 30, 2022 totaling approximately $221,000 and $568,000, respectively.

Investment Company Act Exclusion

Section 3(c)(9) of the Investment Company Act of 1940, as amended (“1940 Act”), provides that a company “substantially all of whose business consists of owning or holding oil, gas, or other mineral royalties or leases, or fractional interests therein, or certificates of interest or participation in or investment contracts relative to such royalties, leases, or fractional interests” is not an investment company within the meaning of the 1940 Act. The Company has determined that this exemption applies to it giving consideration to the following four factors:

●	whether the exempted activity constitutes “substantially all” of our business;

○	The Company has owned mineral leases since 2010, all of our business to date has been comprised of owning and developing the mineral leases and, after the May 2021 “farm-down” of its 100% interest in the mineral leases, all of our business continues to be comprised of owning and holding a certificate of interest and a participation in the mineral leases owned by RTMD. The Company’s mineral assets historically, as well as the value of the certificate of interest at November 30, 2023, have been booked at cost in accordance with GAAP. We have an accumulated deficit of approximately $42.6 million at November 30, 2023 as a result of owning and developing the Round Top Project.

●	whether we own or trade in the mineral leases;

○	The Company has owned the mineral leases, which are now owned by RTMD, since 2010 and neither the Company nor RTMD is in the business of dealing or trading in the mineral leases.

●	what qualifies as an eligible asset for purposes of the exception; and

○	The statute specifically references mineral leases and our mineral leases were owned by the Company and are now owned by RTMD. In accordance with Regulation S-K Item 1300 that governs disclosure by registrants engaged in mining operations, the definition of mineral resource is “a concentration or occurrence of material of economic interest in or on the Earth’s crust.” Our rare earth elements and minerals underlying the mineral leases meet that definition, as well as does coal, silver, gold and other material mined for economic value by registrants involved in mining operations. The SEC staff has recognized that an excepted entity can also engage in related business activities such as exploring, developing, and operating the eligible assets.

●	what qualifies as a “certificate of interest or participation in” or an “investment contract relative to” the eligible assets.

○	The statute allows a Company to own a “certificate of interest” or “participation in” the mineral leases. The SEC staff has recognized that limited partnership interests and/or similar securities issued by entities that themselves own the leases constitute “certificate of interest or participation in or investment contracts” related to such leases. The Company’s 19.595% membership interest in RTMD constitutes a “certificate of interest” and a “participation in” the mineral leases that are owned by RTMD.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation, and in light of the material weakness existing in our internal controls over financial reporting as of August 31, 2023 (as described in greater detail in our annual report on From 10-K for the year ended August 31, 2023), the CEO and CFO have concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective in providing reasonable assurance that: (i) information required to be disclosed by us in our reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as set forth below, all unregistered sales of equity securities during the period covered by this Quarterly Report were previously disclosed in our current reports on Form 8-K or quarterly reports on Form 10-Q.

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (C)
October 2023	Common Stock	56,537	Directors	$Nil	Services	Sec. 4(a)(2)
September – November 2023	Common Stock Options	30,000	Consultant	$Nil	Services	Sec. 4(a)(2)

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended November 30, 2023, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit
No.	Description

2.1	Plan of Conversion, dated August 24, 2012, incorporated by reference to Exhibit 2.1 of our Form 8-K filed with the SEC on August 29, 2012.

3.1	Delaware Certificate of Conversion, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on August 29, 2012.

3.2	Delaware Certificate of Incorporation, incorporated by reference to Exhibit 3.2 of our Form 8-K filed with the SEC on August 29, 2012.

3.3	Delaware Certificate of Amendment, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on March 18, 2016

3.4	Delaware Bylaws, incorporated by reference to Exhibit 3.3 of our Form 8-K filed with the SEC on August 29, 2012.

4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.

10.1	Amended and Restated 2008 Stock Option Plan, incorporated by reference to Exhibit 10.1 of our Form 10-Q for the period ended May 31, 2011 filed with the SEC on July 15, 2011.

10.2	Mining Lease, incorporated by reference to Exhibit 10.2 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.

10.3	Mining Lease dated November 2011 with the State of Texas, incorporated by reference to Exhibit 10.3 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.4	Purchase option agreement dated September 2014 with the State of Texas, incorporated by reference to Exhibit 10.4 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.5	Groundwater lease dated September 2014 with the State of Texas, incorporated by reference to Exhibit 10.5 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.6	ReeTech Operating Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on July 21, 2015.

10.7	Amendment Number One to the Reetech Operating Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on November 30, 2015.

10.8	Amendment Number One to the TRER License, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K as filed with the Commission on November 30, 2015.

10.9*	Director’s Agreement by and between the Company and Anthony Marchese, incorporated by reference to Exhibit 10.6 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.

10.10*	Summary of Dan Gorski Employment Arrangement, incorporated by reference to Exhibit 10.10 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.11*	Summary of Wm. Chris Mathers Employment Arrangement, incorporated by reference to Exhibit 10.11 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.12*	Option Agreement for Wm. Chris Mathers incorporated by reference to Exhibit 10.21 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.

10.13*	Form of Directors Option Agreement incorporated by reference to Exhibit 10.22 of our Amendment No. 2 to its Registration Statement on Form S-1 (333- 172116) filed with the SEC on May 25, 2011.

10.14	Consulting Agreement between the Company and Chemetals, Inc., dated January 22, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2013.

10.15	Lease Agreement between the Company and Southwest Range & Wildlife Foundation, Inc., dated March 6, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2013.

10.16	Variation agreement with Morzev PTY LTD. (USA Rare Earth) dated October 2018, incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.17	Amended and Restated Option Agreement with Morzev (USA Rare Earth) dated August 2019, incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.18	First Amendment to the Amended and Restated Option Agreement with USA Rare Earth dated June 29, 2020, incorporated by reference to Appendix A of the definitive proxy statement on Schedule 14A filed with the SEC on July 15, 2020.

10.19	Mining lease dated September 2011, incorporated by reference to Exhibit 10.19 of the Form 10-K for the period ended August 31, 2020 filed with the SEC on November 30, 2020.

10.20	Contribution Agreement, effective as of May 17, 2021, among USA Rare Earth, LLC, Texas Mineral Resources Corp., and Round Top Mountain Development, LLC, filed with the SEC on Form 8-K on May 21, 2021.

10.21	Limited Liability Company Agreement dated effective as of May 17, 2021, among USA Rare Earth, LLC, Texas Mineral Resources Corp., and Round Top Mountain Development, LLC, filed with the SEC on Form 8-K on May 21, 2021.

10.22	Mineral Exploration and Option Agreement dated effective October 7, 2021 between Standard Silver Corp. and Santa Fe Gold Corporation, filed with the SEC on Form 8-K on November 10, 2021.

10.23	Financing and Purchase Option Agreement dated effective November 2, 2021 between Standard Silver Corp. and Greentech Minerals Holdings, Inc., filed with the SEC on Form 8-K on November 10, 2021.

10.24	Amended and Restated Limited Liability Company Agreement dated effective as of June 26, 2023, among USA Rare Earth, LLC, Texas Mineral Resources Corp., and Round Top Mountain Development, LLC, filed with the SEC on Form 8-K on June 27, 2023.

31.1	Certification by Chief Executive Officer

31.2	Certification by Chief Financial Officer

32.1	Section 1350 Certification by Chief Executive Officer

32.2	Section 1350 Certification by Chief Financial Officer

101.INS(1)	XBRL Instance Document 101.SCH(1) XBRL Taxonomy Extension – Schema

101.CAL(1)	XBRL Taxonomy Extension – Calculations 101.DEF(1) XBRL Taxonomy Extension – Definitions 101.LAB(1) XBRL Taxonomy Extension – Labels 101.PRE(1) XBRL Taxonomy Extension – Presentations

*	Management contract or compensatory plan or arrangement.

(1)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at November 30, 2023 and August 31, 2023; (ii) Consolidated Statements of Operations for the three months ended November 30, 2023 and 2022; (iii) Consolidated Statements of Cash Flows for the three months ended November 30, 2023 and 2022; (iv) Consolidated Statements of Shareholders’ Equity for the three months ended November 30, 2023 and 2022; and (v) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS MINERAL RESOURCES CORP.

Date: January 16, 2024

/s/ Daniel E. Gorski
Daniel E. Gorski, duly authorized officer Chief Executive Officer and Principal Executive Officer

Date: January 16, 2024

/s/ Wm Chris Mathers
Wm Chris Mathers, Chief Financial Officer and Principal Financial and Accounting Officer