Form 10-Q
period 2024-02-29
Texas Mineral Resources Corp.
filed 2024-04-12
CIK 1445942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024

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

Number of shares of issuer’s common stock outstanding as of April 8, 2024: 73,932,576.

TEXAS MINERAL RESOURCES CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 29,	August 31,
	2024	2023
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$764,493	$1,079,307
Prepaid expenses and other current assets	49,710	39,577

Total current assets	814,203	1,118,884

Mineral properties, net	415,607	415,607

TOTAL ASSETS	$1,229,810	$1,534,491

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$41,114	$93,406

Total current liabilities and liabilities	41,114	93,406

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and oustanding as of February 29, 2024 and August 31, 2023	—	—
Common stock, par value $0.01; 100,000,000 shares authorized, 73,932,575 and 73,728,263 shares issued and oustanding as of February 29, 2024 and August 31, 2023, respectively	739,326	737,283
Additional paid-in capital	43,156,045	43,047,824
Accumulated deficit	(42,706,675)	(42,344,022)

Total shareholders' equity	1,188,696	1,441,085

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,229,810	$1,534,491

The accompanying notes are an integral part of these interim consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six and Three Months Ended February 29, 2024 and February 28, 2023
(Unaudited)

	Six Months Ended		Three Months Ended
	2024	2023	2024	2023

OPERATING EXPENSES
Exploration costs	$7,878	$629,559	$7,878	$398,184
General and administrative expenses	461,166	626,378	228,257	284,187

Total operating expenses	469,044	1,255,937	236,135	682,371

LOSS FROM OPERATIONS	(469,044)	(1,255,937)	(236,135)	(682,371)

OTHER INCOME
Other income	106,391	14,925	94,893	9,531

Total other income	106,391	14,925	94,893	9,531

NET LOSS	$(362,653)	$(1,241,012)	$(141,242)	$(672,840)

Net loss per share:
Basic and diluted net loss per share	$(0.00)	$(0.02)	$(0.00)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	73,791,720	72,896,768	73,801,039	72,911,801

The accompanying notes are an integral part of these interim consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.
CONSOLIDATED STATEMENTS OF CASHFLOWS
For the Six Months Ended February 29, 2024 and February 28, 2023
(Unaudited)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(362,653)	$(1,241,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	—	1,164
Loss on disposal of property and equipment	—	22,689
Stock based compensation	110,264	181,882
Changes in current assets and liabilities:
Prepaid expenses and other current assets	(10,133)	228,984
Accounts payable and accrued liabilities	(52,292)	(203)

Net cash used in operating activities	(314,814)	(806,496)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturing short-term investment	—	505,611

Net cash provided by (used in) investing activities	—	505,611

NET CHANGE IN CASH AND CASH EQUIVALENTS	(314,814)	(300,885)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,079,307	1,838,300

CASH AND CASH EQUIVALENTS, END OF PERIOD	$764,493	$1,537,415

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$—	$—

Taxes paid	$—	$—

The accompanying notes are an integral part of these interim consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Six Months Ended February 29, 2024 and February 28, 2023
(Unaudited)

					Additional
	Preferred Stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at August 31, 2023	—	$—	73,728,262	$737,283	$43,047,824	$(42,344,022)	$1,441,085

Common stock and stock options issued for services	—	—	—	—	11,330	—	11,330
Stock based compensation	—	—	56,537	565	45,939	—	46,504
Net loss	—	—	—	—	—	(221,411)	(221,411)

Balance at November 30, 2023	—	—	73,784,799	737,848	43,105,093	(42,565,433)	1,277,508

Common stock and stock options issued for services	—	—	—	—	10,930	—	10,930
Stock based compensation	—	—	147,776	1,478	40,022	—	41,500
Net loss	—	—	—	—	—	(141,242)	(141,242)

Balance at February 29, 2024	—	$—	73,932,575	$739,326	$43,156,045	$(42,706,675)	$1,188,696

Balance at August 31, 2022	—	$—	72,869,220	$728,692	$42,066,269	$(39,752,061)	$3,042,900

Common stock and stock options issued for services	—	—	—	—	55,310	—	55,310
Stock based compensation	—	—	26,833	269	48,896	—	49,165
Net loss	—	—	—	—	—	(568,172)	(568,172)

Balance at November 30, 2022	—	—	72,896,053	728,961	42,170,475	(40,320,233)	2,579,203

Common stock and stock options issued for services	—	—	—	—	37,905	—	37,905
Stock based compensation	—	—	22,859	228	39,274	—	39,502
Net loss	—	—	—	—	—	(672,840)	(672,840)

Balance at February 28, 2023	—	$—	72,918,912	$729,189	$42,247,654	$(40,993,073)	$1,983,770

The accompanying notes are an integral part of these interim consolidated financial statements.

Texas Mineral Resources Corp.

Notes to Interim Consolidated Financial Statements

February 29, 2024

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

Going Concern

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit from inception through February 29, 2024, of approximately $42,707,000 and has yet to achieve profitable operations, and projects further losses in the development of its business.

On February 29, 2024, the Company had a working capital surplus of approximately $773,000; however the Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company doesn’t expect to generate revenue from operations in the near future.

In accordance with our current projected budget, the Company does not have sufficient capital to fund its share of total cash calls required under the RTMD operating agreement, as amended in June 2023 (“Operating Agreement”), as well as expected general and administrative expenses during the next twelve months. Failure by the Company to fund required cash calls to RTMD would result in dilution to its then current RTMD ownership interest (19.575% as of February 29, 2024). Accordingly, the Company will be required to either raise additional capital to fund its obligations during the next twelve months or elect to dilute its ownership interest in RTMD. There can be no assurance that the Company will be able to raise the necessary capital to fund its cash calls and expected general and administrative expenses. Total cash calls in the amount of $191,623 were requested to fund Company obligations under the Operating Agreement for the three months ended February 29, 2024. The Company provided notices of non-contribution stating that it would not contribute the $191,623 which then became the shortfall amount resulting in dilution of the Company’s ownership interest. Based on these factors, there is substantial doubt as to the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of these financial statements. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

NOTE 4 – MINERAL PROPERTIES

The following discussion under “ – RTMD Mineral Properties” provides a history of the ownership and obligations of the Round Top Project, of which we, as of February 29, 2024, held a 19.575% proportionate interest and USA Rare Earth LLC (“USARE”) held an 80.425% proportionate interest.

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

Under the terms of the option agreement, the Company plans to conduct a district-wide evaluation among the patented and unpatented claims held by Santa Fe, consisting of geologic mapping, sampling, trenching, radiometric surveying, geophysics, drilling and/or other methods as warranted. Based on the district-wide evaluation, the Company will designate one 80-acre tract as the “project area” and commence detailed exploration work. The property covered in the option agreement is approximately 1,300 acres and covers approximately 75% of the known mining district. The area to be studied also includes a two-mile radius “area of interest.” The option agreement provides the Company with the right to designate any properties within the “area of interest” as “project area” properties. The term of the option is for so long as the Company continues to conduct exploration activities in the Project Area and can be exercised on 60 days’ notice to Santa Fe. For the quarter ended February 29, 2024, the Company received a reimbursement of $85,000 for exploration expenses incurred in prior periods. The reimbursement is included in other income in the accompanying consolidated statements of operations for the three and six months ended February 29, 2024.

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

During the quarter ended November 30, 2023, the Company recognized stock compensation and a corresponding charge to additional paid-in capital in the amount of $46,504 for director’s fees earned during the quarter. The Company issued the related 147,776 shares of common stock in January 2024.

During the quarter ended November 30, 2023, the Company granted a total of 30,000 stock options, with an exercise price of $1.97 per share and a fair value of $11,330 on the date of grant to a consultant. The fair value of the options was determined using the Black-Scholes option-pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 4.23% (ii) estimated volatility of 190.22% (iii) dividend yield of 0.00% and (iv) expected life of all options of 5 years. The Company recognized the full $11,330 as compensation expense during the three months ended November 30, 2023.

During the quarter ended February 29, 2024, the Company recognized stock compensation and a corresponding charge to additional paid-in capital in the amount of $41,500 for director’s fees earned during the quarter. The Company plans to issue the related 131,886 shares of common stock in April 2024.

During the quarter ended February 29, 2024, the Company granted a total of 30,000 stock options, with an exercise price of $1.97 per share and a fair value of $10,930 on the date of grant to a consultant. The fair value of the options was determined using the Black-Scholes option-pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 4.20% (ii) estimated volatility of 189.21% (iii) dividend yield of 0.00% and (iv) expected life of all options of 5 years. The Company recognized the full $10,930 as compensation expense during the three months ended February 29, 2024.

NOTE 6 – SUBSEQUENT EVENTS

March Cash Call

In February 2024, we notified USARE that we had elected not to contribute our March cash call of $113,162 in cash, but had elected to reduce our RTMD ownership interest from 19.575% (as of February 29, 2024) to 19.505% (as of March 31, 2024) pursuant to the dilution mechanism in the Operating Agreement.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”). Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q, include, but are not limited to:

●	the progress, potential and uncertainties of the rare-earth exploration plans at our Round Top project in Hudspeth County, Texas (the “Round Top Project” or “Round Top”);

●	timing for a completed feasibility study, if any, for the Round Top Project;

●	the success of obtaining the necessary permits for future Round Top drill programs and project development;

●	success, if any, of Round Top Mountain Development, LLC (“RTMD”) in developing the Round Top Project, including without limitation raising sufficient capital to fund any development;

●	expectations regarding our ability to raise capital and to continue our exploration plans on our properties (either to fund our proportionate expenditures in the Round Top Project as a member of RTMD or otherwise);

●	ability to complete a preliminary feasibility study, if at all;

●	plans regarding anticipated expenditures at the Round Top Project and ability, if any, to fund anticipated Company expenditures; and

●	plans to enter into a joint venture agreement with Santa Fe and our ability to fund such potential exploration and development project.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

●	risks of being classified as an “exploration stage” company for purposes of SEC Regulation S-K Item 1300;

●	risks associated with our ability to continue as a going concern in future periods;

●	risks associated with our history of losses and need for additional financing;

●	risks associated with our ability to raise capital on acceptable terms, if at all;

●	risks associated with our operating history;

●	risks associated with owning a membership interest in Round Top which may be diluted (which could be significant) if we are unable to fund our cash call obligations and elect to dilute our ownership interest in Round Top in lieu of funding our cash calls per the amended RTMD Operating Agreement (as of March 31, 2024, our membership interest was 19.505%);

●	risks associated with our properties;

●	risks associated with the lack of history in producing metals from the Round Top Project;

●	risks associated with our need for additional financing to fund our cash call obligations with respect to Round Top, as well as the requirement in general for additional capital to further develop, the Round Top Project;

●	risks associated with owing a minority interest in Round Top;

●	risks associated with exploration activities not being commercially successful (as there is no assurance that Round Top will be commercially successful);

●	risks associated with ownership of surface rights and other title issues with respect to the Round Top Project;

●	risks associated with increased costs affecting our financial condition;

●	risks associated with a shortage of equipment and supplies adversely affecting the ability to operate properties;

●	risks associated with mining and mineral exploration being inherently dangerous;

●	risks associated with mineralization estimates;

●	risks associated with changes in mineralization estimates affecting the economic viability of the properties;

●	risks associated with uninsured risks;

●	risks associated with mineral operations being subject to market forces beyond our control;

●	risks associated with fluctuations in commodity prices, and in particular rare earth elements and other critical minerals that are necessary for energy transition;

●	risks associated with permitting, licenses and approval processes;

●	risks associated with the governmental and environmental regulations;

●	risks associated with future legislation regarding the mining industry and climate change;

●	risks associated with potential environmental lawsuits;

●	risks associated with land reclamation requirements;

●	risks associated with rare earth and mining in general presenting potential health risks;

●	risks related to competition in the mining and rare earth elements industries;

●	risks related to macroeconomic conditions, both in the United States and internationally, including without limitation inflation, high interest rates, and supply chain issues;

●	risks associated with cybersecurity threats, breaches, and disruptions associated therewith;

●	risks related to our ability to manage growth;

●	risks related to the potential difficulty of attracting and retaining qualified personnel;

●	risks related to our dependence on key personnel;

●	risks related to conducting our business in order to be excluded from the definition of an “investment company” under the Investment Company Act of 1940;

●	risks related to global hostilities, both in Ukraine and the Middle East;

●	risks related to our United States Securities and Exchange Commission (the “SEC”) filing history; and

●	risks related to our securities.

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

Going Concern

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit from inception through February 29, 2024, of approximately $42,707,000 and has yet to achieve profitable operations, and projects further losses in the development of its business.

On February 29, 2024, the Company had a working capital surplus of approximately $773,000, however the Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company doesn’t expect to generate revenue from operations in the near future. See “Liquidity and Capital Resources” below for a discussion of our liquidity and capital needs for the next twelve months.

Overview

We are a mining company engaged in the business of the acquisition, exploration and development of mineral properties. As of March 31, 2024 we own a 19.505% membership interest in RTMD (as of February 29, 2024 we held a 19.575% membership interest in RTMD), which entity holds two mineral property leases with the Texas General Land Office to explore and develop a 950-acre rare earths project located in Hudspeth County, Texas, (referred to as the “Round Top Project” or the “Project”). The leases, originally signed with primary terms of approximately 19 and 18 years, each currently have remaining terms of approximately five years and provisions for automatic renewal if Round Top is in production. RTMD also holds prospecting permits covering 9,345 acres adjacent to the Round Top Project. The strategy of RTMD is to develop a metallurgical process to concentrate or otherwise extract the metals from the Round Top Project’s rhyolite, conduct additional engineering, design, geotechnical work, and permitting necessary for a bankable feasibility study and then to extract mineral resources from the Round Top Project. The Round Top Project has not established as of the date hereof that any of the properties contain any probable mineral reserves or proven mineral reserves under Item 1300 of Regulation S-K.

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

Because of these applications, global demand for REE is projected to steadily increase due to continuing growth in existing applications and increased innovation and development of new end uses. Interest in developing resources domestically has become a strategic necessity as there is limited production of these elements outside of China. Our ability to raise additional funds to continue to fund our participation interest in the Round Top Project may be impacted by future prices for REEs and other critical minerals.

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

Maximum Dilution. The dilution of the Company shall not fall below a 3% interest in RTMD (the “Minimum Percentage Interest”). Upon the contribution by USARE of a Shortfall Amount which otherwise would result in a dilution of the Company’s interest below the Minimum Percentage Interest, USARE will receive a priority distribution of available cash, in addition to a distribution of available cash to which USARE otherwise is entitled to receive as a result of its proportionate additional capital contribution pursuant to the applicable cash call request, up to the Shortfall Amount that would have resulted in the Company’s interest being further diluted but for the Minimum Percentage Interest (the “Priority Distribution”). The Priority Distribution will continue until USARE has been reimbursed for its contribution of the Shortfall Amount that would have resulted in the Company having an interest below the Minimum Percentage Interest, after which time the members shall receive distributions of available cash pro rata in proportion to their respective interests.

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

Other material terms of the Operating Agreement that remain unchanged are as follows:

Management.

A management committee will make the major decisions of RTMD, such as approval of the respective program and budget, and the manager will implement such decisions. The management committee consists of three representatives of the members, with two being appointed by USARE and one by the Company (currently Dan Gorski). The representatives vote the ownership percentage interests of their appointing member.

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

Santa Fe Gold Corporation/Alhambra Project

In November 2021, the Company entered into a mineral exploration and option agreement with Santa Fe Gold Corporation (“Santa Fe”). Under the option agreement, the Company and Santa Fe plan to pursue, negotiate and subsequently enter into a joint venture agreement to jointly explore and develop a target silver property to be selected by the Company among patented and unpatented mining claims held by Santa Fe within the Black Hawk Mining District in Grant County, New Mexico. Completion of a joint venture agreement, if any, is subject to the successful outcome of a multi-phase exploration plan leading to a bankable feasibility study planned to be undertaken in the near future by the Company. Under the contemplated terms of the proposed joint venture agreement, the Company would be project operator and initially own 50.5% of the joint venture while Santa Fe would initially own 49.5%. Additional terms of the joint venture are expected to be negotiated between the Company and Santa Fe in the future. There can be no assurance that the Company and Santa Fe will enter into a formal join venture agreement or that any bankable feasibility study will be completed.

Under the terms of the option agreement, the Company plans to conduct a district-wide evaluation among the patented and unpatented claims held by Santa Fe, consisting of geologic mapping, sampling, trenching, radiometric surveying, geophysics, drilling and/or other methods as warranted. Based on the district-wide evaluation, the Company would designate one 80-acre tract as the “project area” and commence detailed exploration work. The property covered in the option agreement is approximately 1,300 acres and covers approximately 75% of the known mining district. The area to be studied also includes a two-mile radius “area of interest.” The option agreement provides the Company with the right to designate any properties within the “area of interest” as “project area” properties. The term of the option is for so long as the Company continues to conduct exploration activities in the Project Area (and there can be no assurance that the Company will continue to conduct exploration activities) and can be exercised on 60 days’ notice to Santa Fe.

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

If the diamond drilling yields positive results, of which there can be no assurance, the anticipated next phase will be to enter the mine and extend the one hundred twelve foot level into the area drilled. Work to be done upon re-entry of the mine will be determined by diamond drilling results and conditions encountered in the mine.

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

While the Company has entered into a mineral exploration and option agreement with Santa Fe, there is no assurance the Company will enter into a formal joint venture agreement or otherwise pursue this project. Even if the Company enters into a formal joint venture agreement with Santa Fe, there is no assurance that this project will be economically feasible, that exploration will be successful or that this project will be a commercial success. The Company is currently pursuing financing sources for this project and there can be no assurance that the Company will be able to arrange and procure necessary financing to commercially exploit a silver property currently held by Santa Fe within the Black Hawk Mining District in Grant County, New Mexico. The status of our electromagnetic surveying and testing with respect to this project is preliminary in nature and there can be no assurance that this project will proceed or that results will be positive.

Liquidity and Capital Resources

On February 29, 2024, our accumulated deficit was approximately $42,707,000 and our cash position was approximately $764,000. We had a working capital surplus of approximately $773,000. Round Top has not commenced commercial production on the Round Top Project. We have no revenues from operations and anticipate we will have no operating revenues until we place one or more of our properties into production. All properties are in the exploration stage.

During the fiscal year ending August 31, 2023 and the six months ended February 29, 2024, we funded approximately $386,000 and $0, respectively, to RTMD pursuant to our funding obligations set forth in the Operating Agreement. In lieu of funding approximately $553,000 of cash calls in September through February 2024, we incurred dilution in our membership interest from 19.910% at August 31, 2023 to 19.575% at February 29, 2024. In lieu of funding the March 2024 cash call of $113,162 in February 2024, we incurred dilution in our membership interest from 19.575% to 19.505% as of March 31, 2024.

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

Results of Operations

Six months ended February 29, 2024 and February 28, 2023

General and Revenue

We had no operating revenues during the six months ended February 29, 2024 and February 28, 2023. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $42.707 million as of February 29, 2024.

Operating expenses, other income (expenses) and resulting losses from Operations.

We incurred exploration costs for the six months ended February 29, 2024 and February 28, 2023, in the amount of approximately $8,000 and $630,000, respectively. The expenditures for the six months ended February 29, 2024 and the six months ended February 28, 2023 were primarily for leaching at the Round Top lab and to a limited extent, exploration costs for the Black Hawk project in New Mexico. For the period ending February 28, 2023 there were significant costs incurred for Round Top as a result of mining and transporting approximately 30,000 metric tonnes of rhyolite from the deposit site to the planned demonstration plant site. There was also considerable earth work done at the site of the production plant to divert storm runoff water. In addition, we began contracting various consulting groups to commence the designing of the Round Top mine, heap leaching plant and processing plant. During the six months ended February 29, 2024 and February 28, 2023, exploration expenditures for mining activities at Round Top were funded by RTMD. We account for our interest in RTMD under the proportional consolidation method. Under the proportional consolidation method, we record our share of expenses of RTMD within the income statement in the same line items that we would if we were to consolidate our financial statements with RTMD.

Our general and administrative expenses for the six months ended February 29, 2024 and February 28, 2023, respectively, were approximately $461,000 and $626,000. For the six months ended February 29, 2024 and February 28, 2023, this amount included approximately $110,000 and $182,000, respectively, in stock-based compensation to directors and common stock and stock options to outside consultants. The remaining expenditures were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

For the six months ended February 29, 2024 and February 28, 2023, we earned approximately $21,400 and $9,900, respectively, in interest income from depository accounts. Other income also includes $85,000 as a reimbursement for expenses incurred in a prior period.

We had losses from operations for the six months ended February 29, 2024 and February 28, 2023 totaling approximately $469,000 and $1,256,000, respectively.

We had net losses for the six months ended February 29, 2024 and February 28, 2023 totaling approximately $363,000 and $1,241,000, respectively.

Three months ended February 29, 2024 and February 28, 2023

Revenue

We had no operating revenues during the three months ended February 29, 2024 and February 28, 2023. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $42.707 million as of February 29, 2024.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the three months ended February 29, 2024 and February 28, 2023, in the amount of approximately $8,000 and $398,000, respectively. Expenditures during the three months February 29, 2024 and February 28, 2023 were primarily for our Round Top project and to a limited extent, exploration costs for the Black Hawk project in New Mexico.

Our general and administrative expenses for the three months ended February 29, 2024 and February 28, 2023, respectively, were approximately $228,000 and $284,000. For the three months ended February 29, 2024 and February 28, 2023, this amount included approximately $52,000 and $77,000, respectively, in stock-based compensation to directors and outside consultants. The remaining expenditures were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

For the three months ended February 29, 2024 and February 28, 2023, we earned approximately $9,900 and $9,500, respectively, in interest income from depository accounts. Other income also includes $85,000 as a reimbursement for expenses incurred in a prior period.

We had losses from operations for the three months ended February 29, 2024 and February 28, 2023 totaling approximately $236,000 and $682,000, respectively.

We had net losses for the three months ended February 29, 2024 and February 28, 2023 totaling approximately $141,000 and $673,000, respectively.

Investment Company Act Exclusion

Section 3(c)(9) of the Investment Company Act of 1940, as amended (“1940 Act”), provides that a company “substantially all of whose business consists of owning or holding oil, gas, or other mineral royalties or leases, or fractional interests therein, or certificates of interest or participation in or investment contracts relative to such royalties, leases, or fractional interests” is not an investment company within the meaning of the 1940 Act. The Company has determined that this exemption applies to it giving consideration to the following four factors:

●	whether the exempted activity constitutes “substantially all” of our business;

○	The Company has owned mineral leases since 2010, all of our business to date has been comprised of owning and developing the mineral leases and, after the May 2021 “farm-down” of its 100% interest in the mineral leases, all of our business continues to be comprised of owning and holding a certificate of interest and a participation in the mineral leases owned by RTMD. The Company’s mineral assets historically, as well as the value of the certificate of interest at February 29, 2024, have been booked at cost in accordance with GAAP. We have an accumulated deficit of approximately $42.7 million at February 29, 2024 as a result of owning and developing the Round Top Project.

●	whether we own or trade in the mineral leases;

○	The Company has owned the mineral leases, which are now owned by RTMD, since 2010 and neither the Company nor RTMD is in the business of dealing or trading in the mineral leases.

●	what qualifies as an eligible asset for purposes of the exception; and

○	The statute specifically references mineral leases and our mineral leases were owned by the Company and are now owned by RTMD. In accordance with Regulation S-K Item 1300 that governs disclosure by registrants engaged in mining operations, the definition of mineral resource is “a concentration or occurrence of material of economic interest in or on the Earth’s crust.” Our rare earth elements and minerals underlying the mineral leases meet that definition, as well as does coal, silver, gold and other material mined for economic value by registrants involved in mining operations. The SEC staff has recognized that an excepted entity can also engage in related business activities such as exploring, developing, and operating the eligible assets.

●	what qualifies as a “certificate of interest or participation in” or an “investment contract relative to” the eligible assets.

○	The statute allows a Company to own a “certificate of interest” or “participation in” the mineral leases. The SEC staff has recognized that limited partnership interests and/or similar securities issued by entities that themselves own the leases constitute “certificate of interest or participation in or investment contracts” related to such leases. The Company’s 19.505% membership interest in RTMD as of March 31, 2024 constitutes a “certificate of interest” and a “participation in” the mineral leases that are owned by RTMD.

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

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (C)
October 2023	Common Stock	56,537	Directors	$Nil	Services	Sec. 4(a)(2)
September – November 2023	Common Stock Options	30,000	Consultant	$Nil	Services	Sec. 4(a)(2)
February 2024	Common Stock	147,776	Directors	$Nil	Services	Sec. 4(a)(2)
February 2024	Common Stock Options	30,000	Consultant	$Nil	Services	Sec. 4(a)(2)

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

Item 5. Other Information

During the quarter ended February 29, 2024, neither any director or officer adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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

(1)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at February 29, 2024 and August 31, 2023; (ii) Consolidated Statements of Operations for the six and three months ended February 29, 2024 and February 28, 2023; (iii) Consolidated Statements of Cash Flows for the six months ended February 29, 2024 and February 28, 2023; (iv) Consolidated Statements of Shareholders’ Equity for the six months ended February 29, 2024 and February 28, 2023; and (v) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS MINERAL RESOURCES CORP.

Date: April 12, 2024

/s/ Daniel E. Gorski
Daniel E. Gorski, duly authorized officer Chief Executive Officer and Principal Executive Officer

Date: April 12, 2024

/s/ Wm Chris Mathers
Wm Chris Mathers, Chief Financial Officer and Principal Financial and Accounting Officer