Form 10-Q
period 2024-05-31
Texas Mineral Resources Corp.
filed 2024-07-15
CIK 1445942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2024

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

Number of shares of issuer’s common stock outstanding as of July 2, 2024: 74,064,462.

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 31,	August 31,
	2024	2023
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$594,425	$1,079,307
Prepaid expenses and other current assets	47,900	39,577

Total current assets	642,325	1,118,884

Mineral properties, net	415,607	415,607

TOTAL ASSETS	$1,057,932	$1,534,491

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$48,727	$93,406

Total current liabilities and liabilities	48,727	93,406

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of May 31, 2024 and August 31, 2023	—	—
Common stock, par value $0.01; 100,000,000 shares authorized, 74,064,462 and 73,728,262 shares issued and outstanding as of May 31, 2024 and August 31, 2023, respectively	740,645	737,283
Additional paid-in capital	43,229,599	43,047,824
Accumulated deficit	(42,961,039)	(42,344,022)

Total shareholders' equity	1,009,205	1,441,085

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,057,932	$1,534,491

The accompanying notes are an integral part of these interim consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine and Three Months Ended May 31, 2024 and 2023

(Unaudited)

	Nine Months Ended		Three Months Ended
	2024	2023	2024	2023

OPERATING EXPENSES
Exploration costs	$58,360	$720,834	$50,482	$91,275
General and administrative expenses	673,236	1,496,723	212,071	870,345

Total operating expenses	731,596	2,217,557	262,553	961,620

LOSS FROM OPERATIONS	(731,596)	(2,217,557)	(262,553)	(961,620)

OTHER INCOME (EXPENSE)
Other income	114,579	24,631	8,189	9,706

Total other income (expense)	114,579	24,631	8,189	9,706

NET LOSS	$(617,017)	$(2,192,926)	$(254,364)	$(951,914)

Net loss per share:
Basic and diluted net loss per share	$(0.01)	$(0.03)	$(0.00)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	73,850,271	73,022,295	73,943,832	73,269,255

The accompanying notes are an integral part of these interim consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the Nine Months Ended May 31, 2024 and 2023

(Unaudited)

					Additional
	Preferred Stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at August 31, 2023	—	$—	73,728,262	$737,283	$43,047,824	$(42,344,022)	$1,441,085

Stock options issued for services	—	—	—	—	11,330	—	11,330
Stock based compensation	—	—	56,537	565	45,939	—	46,504
Net loss	—	—	—	—	—	(221,411)	(221,411)

Balance at November 30, 2023	—	—	73,784,799	737,848	43,105,093	(42,565,433)	1,277,508

Stock options issued for services	—	—	—	—	10,930	—	10,930
Stock based compensation	—	—	147,776	1,478	40,022	—	41,500
Net loss	—	—	—	—	—	(141,242)	(141,242)

Balance at February 29, 2024	—	—	73,932,575	739,326	43,156,045	(42,706,675)	1,188,696

Stock options issued for services	—	—	—	—	10,036	—	10,036
Stock based compensation	—	—	131,887	1,319	63,518	—	64,837
Net loss	—	—	—	—	—	(254,364)	(254,364)

Balance at May 31, 2024	—	$—	74,064,462	$740,645	$43,229,599	$(42,961,039)	$1,009,205

Balance at August 31, 2022	—	$—	72,869,220	$728,692	$42,066,269	$(39,752,061)	$3,042,900

Stock options issued for services	—	—	—	—	55,310	—	55,310
Stock based compensation	—	—	26,833	269	48,896	—	49,165
Net loss	—	—	—	—	—	(568,172)	(568,172)

Balance at November 30, 2022	—	—	72,896,053	728,961	42,170,475	(40,320,233)	2,579,203

Stock options issued for services	—	—	—	—	37,905	—	37,905
Stock based compensation	—	—	22,859	228	39,274	—	39,502
Net loss	—	—	—	—	—	(672,840)	(672,840)

Balance at February 28, 2023	—	—	72,918,912	729,189	42,247,654	(40,993,073)	1,983,770

Stock options issued for services	—	—	612,498	6,125	660,075	—	666,200
Stock based compensation	—	—	74,626	747	38,755	—	39,502
Common stock issued upon exercise of options	—	—	110,000	1,100	36,900	—	38,000
Net loss	—	—	—	—	—	(951,914)	(951,914)

Balance at May 31, 2023	—	$—	73,716,036	$737,161	$42,983,384	$(41,944,987)	$1,775,558

The accompanying notes are an integral part of these interim consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASHFLOWS

For the Nine Months Ended May 31, 2024 and 2023

(Unaudited)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(617,017)	$(2,192,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	—	1,164
Loss on disposal of property and equipment	—	22,689
Stock based compensation	185,137	887,584
Changes in current assets and liabilities:
Prepaid expenses and other current assets	(8,323)	251,118
Accounts payable and accrued liabilities	(44,679)	23,804

Net cash used in operating activities	(484,882)	(1,006,567)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturing short-term investment	—	505,611

Net cash provided by (used in) investing activities	—	505,611

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock warrants and options	—	38,000

Net cash provided by financing activities	—	38,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(484,882)	(462,956)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,079,307	1,838,300

CASH AND CASH EQUIVALENTS, END OF PERIOD	$594,425	$1,375,344

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$—	$—

Taxes paid	$—	$—

The accompanying notes are an integral part of these interim consolidated financial statements.

Texas Mineral Resources Corp.

Notes to Interim Consolidated Financial Statements

May 31, 2024

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

Going Concern

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit from inception through May 31, 2024, of approximately $42,961,000 and has yet to achieve profitable operations, and projects further losses in the development of its business.

On May 31, 2024, the Company had a working capital surplus of approximately $594,000; however the Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company doesn’t expect to generate revenue from operations in the near future.

In accordance with our current projected budget, the Company does not have sufficient capital to fund its share of total cash calls required under the RTMD operating agreement, as amended in June 2023 (“Operating Agreement”), as well as expected general and administrative expenses during the next twelve months. Failure by the Company to fund required cash calls to RTMD would result in dilution to its then current RTMD ownership interest (19.426% as of May 31, 2024). Accordingly, the Company will be required to either raise additional capital to fund its obligations during the next twelve months or elect to dilute its ownership interest in RTMD. There can be no assurance that the Company will be able to raise the necessary capital to fund its cash calls and expected general and administrative expenses. Total cash calls in the amount of $228,466 were requested to fund Company obligations under the Operating Agreement for the three months ended May 31, 2024. The Company provided notices of non-contribution stating that it would not contribute the $228,466 which then became the shortfall amount resulting in dilution of the Company’s ownership interest. Based on these factors, there is substantial doubt as to the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of these financial statements. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

NOTE 4 – MINERAL PROPERTIES

The following discussion under “ – RTMD Mineral Properties” provides a history of the ownership and obligations of the Round Top Project, of which we, as of May 31, 2024, held a 19.426% proportionate interest and USA Rare Earth LLC (“USARE”) held an 80.574% proportionate interest.

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

Santa Fe Gold Corporation/Alhambra Project

In November 2021, the Company entered into a mineral exploration and option agreement with Santa Fe Gold Corporation (“Santa Fe”), which agreement was amended in May 2024. Under the option agreement, the Company and Santa Fe plan to pursue, negotiate and subsequently enter into a joint venture agreement to jointly develop and operate one or more mines at locations to be selected by the Company among patented and unpatented mining claims held by Santa Fe within the 1,600 acres held by Santa Fe Gold and/or within the 2 mile radius area of interest around the claim group. The subject properties are located in the Black Hawk Mining District in Grant County, New Mexico. Completion of a joint venture agreement, if any, is subject to the successful outcome of a multi-phase exploration plan leading to a bankable feasibility study to be undertaken in the near future by the Company. Under the contemplated terms of the proposed joint venture agreement, the Company would be project operator and initially own 50.5% of the joint venture while Santa Fe would initially own 49.5%. Additional terms of the joint venture are expected to be negotiated between the Company and Santa Fe in the future.

Under the terms of the option agreement, the Company plans to conduct a district-wide evaluation among the patented and unpatented claims held by Santa Fe, as well as the area of interest, consisting of geologic mapping, sampling, trenching, radiometric surveying, geophysics, drilling and/or other methods as warranted. Based on the district-wide evaluation, the Company will designate a “project area or areas,” the size or sizes of which will be decided at the time, and commence development work. The property covered in the option agreement is approximately 1,600 acres and covers approximately 75% of the Black Hawk Mining District. The area to be studied also includes a two-mile radius “area of interest.” The term of the option is for so long as the Company continues to conduct exploration activities in the Project Area and can be exercised on 60 days’ notice to Santa Fe. During the term of the option and subject to limited exceptions, Santa Fe has agreed not to transfer any portion of its patented and unpatented mining claims within the Black Hawk Mining District without granting the Company the right of first refusal. For the quarter ended February 29, 2024, the Company received a reimbursement of $85,000 for exploration expenses incurred in prior periods. The reimbursement is included in other income in the accompanying consolidated statements of operations for the nine months ended May 31, 2024.

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

During the quarter ended February 29, 2024, the Company recognized stock compensation and a corresponding charge to additional paid-in capital in the amount of $41,500 for director’s fees earned during the quarter. The Company issued the related 131,887 shares of common stock in May 2024.

During the quarter ended February 29, 2024, the Company granted a total of 30,000 stock options, with an exercise price of $1.97 per share and a fair value of $10,930 on the date of grant to a consultant. The fair value of the options was determined using the Black-Scholes option-pricing model. The weighted average assumptions used to calculate the fair market value were as follows: (i) risk-free interest rate of 4.20% (ii) estimated volatility of 189.21% (iii) dividend yield of 0.00% and (iv) expected life of all options of 5 years. The Company recognized the full $10,930 as compensation expense during the three months ended February 29, 2024.

During the quarter ended May 31, 2024, the Company recognized stock compensation and a corresponding charge to additional paid-in capital in the amount of $64,837 for director’s fees earned during the quarter. The Company plans to issue the related 229,363 shares of common stock in July 2024.

During the quarter ended May 31, 2024, the Company granted a total of 30,000 stock options, with an exercise price of $1.97 per share and a fair value of $10,036 on the date of grant to a consultant. The fair value of the options was determined using the Black-Scholes option-pricing model. The weighted average assumptions used to calculate the fair market value were as follows: (i) risk-free interest rate of 4.69% (ii) estimated volatility of 188.34% (iii) dividend yield of 0.00% and (iv) expected life of all options of 5 years. The Company recognized the full $10,036 as compensation expense during the three months ended May 31, 2024.

NOTE 6 – SUBSEQUENT EVENTS

June Cash Call

In June 2024, we notified USARE that we had elected not to contribute our June cash call of $116,651 in cash, but had elected to reduce our RTMD ownership interest from 19.426% (as of May 31, 2024) to 19.323% (as of June 30, 2024) pursuant to the dilution mechanism in the Operating Agreement.

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

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

●	risks of being classified as an “exploration stage” company for purposes of SEC Regulation S-K Item 1300;

●	risks associated with our ability to continue as a going concern in future periods;

●	risks associated with our history of losses and need for additional financing;

●	risks associated with our ability to raise capital on acceptable terms, if at all;

●	risks associated with our operating history;

●	risks associated with owning a membership interest in Round Top which may be diluted (which could be significant) if we are unable to fund our cash call obligations and elect to dilute our ownership interest in Round Top in lieu of funding our cash calls per the amended RTMD Operating Agreement (as of June 30, 2024, our membership interest was 19.323%);

●	risks associated with our properties;

●	risks associated with the lack of history in producing metals from the Round Top Project;

●	risks associated with our need for additional financing to fund our cash call obligations with respect to Round Top, as well as the requirement in general for additional capital to further develop, the Round Top Project;

●	risks associated with owing a minority interest in Round Top;

●	risks associated with exploration activities not being commercially successful (as there is no assurance that Round Top will be commercially successful);

●	risks associated with ownership of surface rights and other title issues with respect to the Round Top Project;

●	risks associated with increased costs affecting our financial condition;

●	risks associated with a shortage of equipment and supplies adversely affecting the ability to operate properties;

●	risks associated with mining and mineral exploration being inherently dangerous;

●	risks associated with mineralization estimates;

●	risks associated with changes in mineralization estimates affecting the economic viability of the properties;

●	risks associated with uninsured risks;

●	risks associated with mineral operations being subject to market forces beyond our control;

●	risks associated with fluctuations in commodity prices, and in particular rare earth elements and other critical minerals that are necessary for energy transition;

●	risks associated with permitting, licenses and approval processes;

●	risks associated with the governmental and environmental regulations;

●	risks associated with future legislation regarding the mining industry and climate change;

●	risks associated with potential environmental lawsuits;

●	risks associated with land reclamation requirements;

●	risks associated with rare earth and mining in general presenting potential health risks;

●	risks related to competition in the mining and rare earth elements industries;

●	risks related to macroeconomic conditions, both in the United States and internationally, including without limitation inflation, high interest rates, and supply chain issues;

●	risks associated with cybersecurity threats, breaches, and disruptions associated therewith;

●	risks related to our ability to manage growth;

●	risks related to the potential difficulty of attracting and retaining qualified personnel;

●	risks related to our dependence on key personnel;

●	risks related to conducting our business in order to be excluded from the definition of an “investment company” under the Investment Company Act of 1940;

●	risks related to global hostilities, both in Ukraine and the Middle East;

●	risks related to our United States Securities and Exchange Commission (the “SEC”) filing history; and

●	risks related to our securities.

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

Going Concern

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit from inception through May 31, 2024, of approximately $42,961,000 and has yet to achieve profitable operations, and projects further losses in the development of its business.

On May 31, 2024, the Company had a working capital surplus of approximately $594,000, however the Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company doesn’t expect to generate revenue from operations in the near future. See “Liquidity and Capital Resources” below for a discussion of our liquidity and capital needs for the next twelve months.

Overview

We are a mining company engaged in the business of the acquisition, exploration and development of mineral properties. As of June 30, 2024 we own a 19.323% membership interest in RTMD (as of May 31, 2024 we held a 19.426% membership interest in RTMD), which entity holds two mineral property leases with the Texas General Land Office to explore and develop a 950-acre rare earths project located in Hudspeth County, Texas, (referred to as the “Round Top Project” or the “Project”). The leases, originally signed with primary terms of approximately 19 and 18 years, each currently have remaining terms of approximately five years and provisions for automatic renewal if Round Top is in production. RTMD also holds prospecting permits covering 9,345 acres adjacent to the Round Top Project. The strategy of RTMD is to develop a metallurgical process to concentrate or otherwise extract the metals from the Round Top Project’s rhyolite, conduct additional engineering, design, geotechnical work, and permitting necessary for a bankable feasibility study and then to extract mineral resources from the Round Top Project. The Round Top Project has not established as of the date hereof that any of the properties contain any probable mineral reserves or proven mineral reserves under Item 1300 of Regulation S-K.

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

Santa Fe Gold Corporation/Alhambra Project

In November 2021, the Company entered into a mineral exploration and option agreement with Santa Fe Gold Corporation (“Santa Fe”), which agreement was amended in May 2024. Under the option agreement, the Company and Santa Fe plan to pursue, negotiate and subsequently enter into a joint venture agreement to jointly explore and develop one or more target silver properties to be selected by the Company among patented and unpatented mining claims held by Santa Fe within the project area located in the Black Hawk Mining District in Grant County, New Mexico. Completion of a joint venture agreement, if any, is subject to the successful outcome of a multi-phase exploration plan leading to a bankable feasibility study planned to be undertaken in the near future by the Company. Under the contemplated terms of the proposed joint venture agreement, the Company would be project operator and initially own 50.5% of the joint venture while Santa Fe would initially own 49.5%. Additional terms of the joint venture are expected to be negotiated between the Company and Santa Fe in the future. There can be no assurance that the Company and Santa Fe will enter into a formal joint venture agreement, that any bankable feasibility study will be completed, or that this project will be commercialized.

Under the terms of the option agreement, the Company plans to conduct a district-wide evaluation among the patented and unpatented claims held by Santa Fe, as well as the area on interest, consisting of geologic mapping, sampling, trenching, radiometric surveying, geophysics, drilling and/or other methods as warranted. Based on the district-wide evaluation, the Company would designate a “project area or areas,” the size or sizes of which will be decided at the time, and commence development work. The property covered in the option agreement is approximately 1,600 acres and covers approximately 75% of the Black Hawk Mining District. The area to be studied also includes a two-mile radius “area of interest.” The term of the option is for so long as the Company continues to conduct exploration activities in the Project Area (and there can be no assurance that the Company will continue to conduct exploration activities in any future period) and can be exercised on 60 days’ notice to Santa Fe. During the term of the option and subject to limited exceptions, Santa Fe has agreed not to transfer any portion of its patented and unpatented mining claims within the Black Hawk Mining District without granting the Company the right of first refusal.

The Black Hawk district and the Alhambra mine, in particular, are historically known for the occurrence of native silver lenses, randomly distributed in narrow carbonate veins. The “ore shoots” are small, ranging from ten feet to seventy feet along the vertical axis and five to fifty feet along the horizontal axis. We believe that the excessive cost of locating and mining these small “ore shoots” has been the principal reason for the inability to sustain a mining operation in this district.

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

Liquidity and Capital Resources

On May 31, 2024, our accumulated deficit was approximately $42,961,000 and our cash position was approximately $594,000. We had a working capital surplus of approximately $594,000. Round Top has not commenced commercial production on the Round Top Project. We have no revenues from operations and anticipate we will have no operating revenues until we place one or more of our properties into production. All properties are in the exploration stage.

During the fiscal year ending August 31, 2023 and the nine months ended May 31, 2024, we funded approximately $386,000 and $0, respectively, to RTMD pursuant to our funding obligations set forth in the Operating Agreement. In lieu of funding approximately $781,500 of cash calls in September 2023 through May 2024, we incurred dilution in our RTMD membership interest from 19.910% at August 31, 2023 to 19.426% at May 31, 2024 (and USARE funded this amount). In lieu of funding the June 2024 cash call of $116,651 in May 2024, we incurred dilution in our membership interest from 19.426% to 19.323% as of June 30, 2024. We intend to continue to incur dilution for the foreseeable future in our RTMD membership interest and have USARE fund our portion, rather than to fund in cash our portion of the funding obligations, as provided for in the Operating Agreement.

When we filed our Form 10-K in November 2023, USARE had advised us that expected expenditures at Round Top during our fiscal year ending August 31, 2024 would be approximately $15 million to $20 million, to optimize the leaching and developing of the CIX/CIC processing of the Round Top Project. Through June 2024, the total Round Top expenditures funded by USARE for both its portion of the cash call and our portion of the cash call (as we elected to dilute our RTMD membership interest, USARE funded in cash our portion of such cash call in accordance with the Operating Agreement) was $4,561,465. We have not received an updated budget estimate from USARE for Round Top expenditures during the next 12 months. Our current strategy for the next 12 months is to continue to incur dilution in our RTMD membership interest (and have USARE fund our portion of the Round Top cash call) rather than fund in cash our portion of the cash call. It is estimated that the Round Top project will require additional time and further expenditures to complete a bankable feasibility study. The failure of us to raise capital to fund our Round Top cash call commitments will result in continued dilution of our RTMD membership interest, which could be significant.

We believe that we have sufficient cash on hand to fund our general and administrative expenses and any exploratory drilling costs we may incur with respect to the Santa Fe/Alhambra project in New Mexico through at least December 31, 2024. Accordingly, we will need to raise capital during our next fiscal year (the fiscal year ending August 31, 2025). Moreover, if we determine not to continue to incur dilution to our RTMD membership interest, we would need to raise capital to fund those Round Top cash call commitments. The most likely source of future financing presently available to us is through the sale of our securities. Any sale of our shares of Common Stock will result in dilution of equity ownership to existing stockholders. This means that if we sell shares of Common Stock, more shares will be outstanding and each existing stockholder will own a smaller percentage of the shares then outstanding. Moreover, the actual or perceived sale of additional shares of our Common Stock to raise capital could further depress the price of our Common Stock which could adversely impact our ability to raise capital, result in more dilution to be incurred by existing stockholders, and possibly cause us to curtail or cease our operations. Alternatively, we may rely on debt financing and assume debt obligations that require us to make substantial interest and capital payments. Also, we may issue or grant warrants or options in the future pursuant to which additional shares of Common Stock may be issued. Exercise of such warrants or options will result in dilution of equity ownership to our existing stockholders. We have no firm commitment with respect to obtaining debt or equity financing and, accordingly, we will be reliant upon a best efforts financing strategy. As such, there is no assurance that we will be able to raise necessary capital, if any, to fund our general and administrative expenses (or other business expenditures) during our next fiscal year ending August 31, 2025, the failure of which could ultimately cause us to curtail or cease our operations.

Results of Operations

Nine months ended May 31, 2024 and 2023

General and Revenue

We had no operating revenues during the nine months ended May 31, 2024 and May 31, 2023. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $42.96 million as of May 31, 2024.

Operating expenses, other income (expenses) and resulting losses from Operations.

We incurred exploration costs for the nine months ended May 31, 2024 and May 31, 2023, in the amount of approximately $58,000 and $721,000, respectively. The expenditures for the nine months ended May 31, 2024 were primarily for exploration costs for the Black Hawk project in New Mexico. For the period ending May 31, 2023 there were significant costs incurred for Round Top as a result of mining and transporting approximately 30,000 metric tonnes of rhyolite from the deposit site to the planned demonstration plant site. There was also considerable earth work done at the site of the production plant to divert storm runoff water. In addition, we began contracting various consulting groups to commence the designing of the Round Top mine, heap leaching plant and processing plant. During the nine months ended May 31, 2024 and May 31, 2023, exploration expenditures for mining activities at Round Top were funded by RTMD. We account for our interest in RTMD under the proportional consolidation method. Under the proportional consolidation method, we record our share of expenses of RTMD within the income statement in the same line items that we would if we were to consolidate our financial statements with RTMD.

Our general and administrative expenses for the nine months ended May 31, 2024 and May 31, 2023, respectively, were approximately $673,000 and $1,497,000. For the nine months ended May 31, 2024 and May 31, 2023, this amount included approximately $185,000 and $888,000, respectively, in stock-based compensation to directors and common stock and stock options to outside consultants. The remaining expenditures were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

For the nine months ended May 31, 2024 and May 31, 2023, we earned approximately $29,600 and $24,600, respectively, in interest income from depository accounts. Other income also includes $85,000 as a reimbursement for expenses incurred in a prior period.

We had losses from operations for the nine months ended May 31, 2024 and May 31, 2023 totaling approximately $732,000 and $2,218,000, respectively.

We had net losses for the nine months ended May 31, 2024 and May 31, 2023 totaling approximately $617,000 and $2,193,000, respectively.

Three months ended May 31, 2024 and 2023

Revenue

We had no operating revenues during the three months May 31, 2024 and May 31, 2023. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $42.96 million as of May 31, 2024.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the three months ended May 31, 2024 and May 31, 2023, in the amount of approximately $50,000 and $91,000, respectively. Expenditures during the three months May 31, 2024 and May 31, 2023 were primarily for exploration costs for the Black Hawk project in New Mexico.

Our general and administrative expenses for the three months ended May 31, 2024 and May 31, 2023, respectively, were approximately $212,000 and $870,000. For the three months ended May 31, 2024 and May 31, 2023, this amount included approximately $75,000 and $706,000, respectively, in stock-based compensation to directors and outside consultants. The remaining expenditures were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

For the three months ended May 31, 2024 and May 31, 2023, we earned approximately $8,200 and $9,700, respectively, in interest income from depository accounts.

We had losses from operations for the three months ended May 31, 2024 and May 31, 2023 totaling approximately $263,000 and $962,000, respectively.

We had net losses for the three months ended May 31, 2024 and May 31, 2023 totaling approximately $254,000 and $952,000, respectively.

Investment Company Act Exclusion

Section 3(c)(9) of the Investment Company Act of 1940, as amended (“1940 Act”), provides that a company “substantially all of whose business consists of owning or holding oil, gas, or other mineral royalties or leases, or fractional interests therein, or certificates of interest or participation in or investment contracts relative to such royalties, leases, or fractional interests” is not an investment company within the meaning of the 1940 Act. The Company has determined that this exemption applies to it giving consideration to the following four factors:

●	whether the exempted activity constitutes “substantially all” of our business;

	°	The Company has owned mineral leases since 2010, all of our business to date has been comprised of owning and developing the mineral leases and, after the May 2021 “farm-down” of its 100% interest in the mineral leases, all of our business continues to be comprised of owning and holding a certificate of interest and a participation in the mineral leases owned by RTMD. The Company’s mineral assets historically, as well as the value of the certificate of interest at May 31, 2024, have been booked at cost in accordance with GAAP. We have an accumulated deficit of approximately $42,961,000 at May 31, 2024 as a result of owning and developing the Round Top Project.

●	whether we own or trade in the mineral leases;

	°	The Company has owned the mineral leases, which are now owned by RTMD, since 2010 and neither the Company nor RTMD is in the business of dealing or trading in the mineral leases.

●	what qualifies as an eligible asset for purposes of the exception; and

	°	The statute specifically references mineral leases and our mineral leases were owned by the Company and are now owned by RTMD. In accordance with Regulation S-K Item 1300 that governs disclosure by registrants engaged in mining operations, the definition of mineral resource is “a concentration or occurrence of material of economic interest in or on the Earth’s crust.” Our rare earth elements and minerals underlying the mineral leases meet that definition, as well as does coal, silver, gold and other material mined for economic value by registrants involved in mining operations. The SEC staff has recognized that an excepted entity can also engage in related business activities such as exploring, developing, and operating the eligible assets.

●	what qualifies as a “certificate of interest or participation in” or an “investment contract relative to” the eligible assets.

	°	The statute allows a Company to own a “certificate of interest” or “participation in” the mineral leases. The SEC staff has recognized that limited partnership interests and/or similar securities issued by entities that themselves own the leases constitute “certificate of interest or participation in or investment contracts” related to such leases. The Company’s 19.323% membership interest in RTMD as of June 30, 2024 constitutes a “certificate of interest” and a “participation in” the mineral leases that are owned by RTMD.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

We have limited liquidity which may impact our ability to continue our operations.

We believe that we have sufficient cash on hand to fund our general and administrative expenses and any exploratory drilling costs we may incur with respect to the Santa Fe/Alhambra project in New Mexico through at least December 31, 2024. Accordingly, we will need to raise capital during our next fiscal year (the fiscal year ending August 31, 2025).  Moreover, if we determine not to continue to incur dilution to our RTMD membership interest, we would need to raise capital to fund those Round Top cash call commitments. The most likely source of future financing presently available to us is through the sale of our  securities. We have no firm commitment with respect to obtaining any debt or equity financing and, accordingly, we will be reliant upon a best efforts financing strategy. As such, there is no assurance that we will be able to raise necessary capital, if any, to fund our general and administrative expenses (or other business expenditures) during our next fiscal year ending August 31, 2025, the failure of which could ultimately cause us to curtail or cease our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as set forth below, all unregistered sales of equity securities during the period covered by this Quarterly Report were previously disclosed in our current reports on Form 8-K or quarterly reports on Form 10-Q.

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (C)
October 2023	Common Stock	56,537	Directors	$Nil	Services	Sec. 4(a)(2)
September – November 2023	Common Stock Options	30,000	Consultant	$Nil	Services	Sec. 4(a)(2)
February 2024	Common Stock	147,776	Directors	$Nil	Services	Sec. 4(a)(2)
February 2024	Common Stock Options	30,000	Consultant	$Nil	Services	Sec. 4(a)(2)
May 2024	Common Stock	131,887	Directors	$Nil	Services	Sec. 4(a)(2)
May 2024	Common Stock Options	30,000	Consultant	$Nil	Services	Sec. 4(a)(2)

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

Item 5. Other Information

During the quarter ended May 31, 2024, neither any director or officer adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit
No.	Description

2.1	Plan of Conversion, dated August 24, 2012, incorporated by reference to Exhibit 2.1 of our Form 8-K filed with the SEC on August 29, 2012.

3.1	Delaware Certificate of Conversion, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on August 29, 2012.

3.2	Delaware Certificate of Incorporation, incorporated by reference to Exhibit 3.2 of our Form 8-K filed with the SEC on August 29, 2012.

3.3	Delaware Certificate of Amendment, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on March 18, 2016

3.4	Delaware Bylaws, incorporated by reference to Exhibit 3.3 of our Form 8-K filed with the SEC on August 29, 2012.

4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.

10.1	Amended and Restated 2008 Stock Option Plan, incorporated by reference to Exhibit 10.1 of our Form 10-Q for the period ended May 31, 2011 filed with the SEC on July 15, 2011.

10.2	Mining Lease, incorporated by reference to Exhibit 10.2 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.

10.3	Mining Lease dated November 2011 with the State of Texas, incorporated by reference to Exhibit 10.3 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.4	Purchase option agreement dated September 2014 with the State of Texas, incorporated by reference to Exhibit 10.4 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.5	Groundwater lease dated September 2014 with the State of Texas, incorporated by reference to Exhibit 10.5 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.6	ReeTech Operating Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on July 21, 2015.

10.7	Amendment Number One to the Reetech Operating Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on November 30, 2015.

10.8	Amendment Number One to the TRER License, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K as filed with the Commission on November 30, 2015.

10.9*	Director’s Agreement by and between the Company and Anthony Marchese, incorporated by reference to Exhibit 10.6 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.

10.10*	Summary of Dan Gorski Employment Arrangement, incorporated by reference to Exhibit 10.10 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.11*	Summary of Wm. Chris Mathers Employment Arrangement, incorporated by reference to Exhibit 10.11 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.12*	Option Agreement for Wm. Chris Mathers incorporated by reference to Exhibit 10.21 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.

10.13*	Form of Directors Option Agreement incorporated by reference to Exhibit 10.22 of our Amendment No. 2 to its Registration Statement on Form S-1 (333- 172116) filed with the SEC on May 25, 2011.

10.14	Consulting Agreement between the Company and Chemetals, Inc., dated January 22, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2013.

10.15	Lease Agreement between the Company and Southwest Range & Wildlife Foundation, Inc., dated March 6, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2013.

10.16	Variation agreement with Morzev PTY LTD. (USA Rare Earth) dated October 2018, incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.17	Amended and Restated Option Agreement with Morzev (USA Rare Earth) dated August 2019, incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.18	First Amendment to the Amended and Restated Option Agreement with USA Rare Earth dated June 29, 2020, incorporated by reference to Appendix A of the definitive proxy statement on Schedule 14A filed with the SEC on July 15, 2020.

10.19	Mining lease dated September 2011, incorporated by reference to Exhibit 10.19 of the Form 10-K for the period ended August 31, 2020 filed with the SEC on November 30, 2020.

10.20	Contribution Agreement, effective as of May 17, 2021, among USA Rare Earth, LLC, Texas Mineral Resources Corp., and Round Top Mountain Development, LLC, filed with the SEC on Form 8-K on May 21, 2021.

10.21	Limited Liability Company Agreement dated effective as of May 17, 2021, among USA Rare Earth, LLC, Texas Mineral Resources Corp., and Round Top Mountain Development, LLC, filed with the SEC on Form 8-K on May 21, 2021.

10.22	Mineral Exploration and Option Agreement dated effective October 7, 2021 between Standard Silver Corp. and Santa Fe Gold Corporation, filed with the SEC on Form 8-K on November 10, 2021.

10.23	Amended and Restated Limited Liability Company Agreement dated effective as of June 26, 2023, among USA Rare Earth, LLC, Texas Mineral Resources Corp., and Round Top Mountain Development, LLC, filed with the SEC on Form 8-K on June 27, 2023.

10.24	First Amendment to Mineral Exploration and Option Agreement dated May 23, 2024 among Standard Silver Corp. and Santa Fe Gold Corporation, filed with the SEC on Form 8-K on May 30, 2024.

31.1	Certification by Chief Executive Officer

31.2	Certification by Chief Financial Officer

32.1	Section 1350 Certification by Chief Executive Officer

32.2	Section 1350 Certification by Chief Financial Officer

101.INS(1)	XBRL Instance Document 101.SCH(1) XBRL Taxonomy Extension – Schema

101.CAL(1)	XBRL Taxonomy Extension – Calculations 101.DEF(1) XBRL Taxonomy Extension – Definitions 101.LAB(1) XBRL Taxonomy Extension – Labels 101.PRE(1) XBRL Taxonomy Extension – Presentations

*	Management contract or compensatory plan or arrangement.

(1)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at May 31, 2024 and August 31, 2023; (ii) Consolidated Statements of Operations for the nine and three months ended May 31, 2024 and May 31, 2023; (iii) Consolidated Statements of Cash Flows for the nine months ended May 31, 2024 and May 31, 2023; (iv) Consolidated Statements of Shareholders’ Equity for the nine months ended May 31, 2024 and May 31, 2023; and (v) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS MINERAL RESOURCES CORP.

Date: July 15, 2024

/s/ Daniel E. Gorski
Daniel E. Gorski, duly authorized officer Chief Executive Officer and Principal Executive Officer

Date: July 15, 2024

/s/ Wm Chris Mathers
Wm Chris Mathers, Chief Financial Officer and Principal Financial and Accounting Officer

