Form 10-K
period 2024-08-31
Texas Mineral Resources Corp.
filed 2024-11-29
CIK 1445942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2024

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: As of February 28, 2024 the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $19,055,304 based upon the closing sale price of the common stock as reported by the OTCQB.

The number of shares of the Registrant’s common stock outstanding as of November 18, 2024 was 74,588,426.

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

Any statements that express or involve discussions with respect to predictions, expectations, anticipations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements include, but are not limited to:

●	the progress, potential and uncertainties of the rare-earth exploration plans at our Round Top project in Hudspeth County, Texas (the “Round Top Project” or “Round Top”);

●	timing for a completed feasibility study, if any, for the Round Top Project;

●	the success of obtaining the necessary permits for future Round Top drill programs and project development;

●	success, if any, of RTMD in developing the Round Top Project, including without limitation raising sufficient capital to fund any development;

●	expectations regarding our ability to raise capital and to continue our exploration plans on our properties (either to fund our proportionate expenditures in the Round Top Project as a member of RTMD or otherwise);

●	ability to complete a preliminary feasibility study for the Round Top Project;

●	plans regarding anticipated expenditures at the Round Top Project and ability, if any, to fund anticipated Company expenditures; and

●	plans to enter into a joint venture arrangement with Santa Fe and our ability to fund such potential exploration and development project.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

●	risks of being classified as an “exploration stage” company for purposes of SEC Regulation S-K Item 1300;

●	risks associated with our ability to continue as a going concern in future periods;

●	risks associated with our history of losses and immediate need for additional financing;

●	risks associated with our ability to raise capital on acceptable terms, if at all;

●	risks associated with our operating history;

●	risks associated with owning a membership interest in Round Top which may be diluted (which could be significant) if we are unable to fund our cash call obligations and elect to dilute our ownership interest in Round Top in lieu of funding our cash calls per the amended RTMD Operating Agreement (as of the filing date of this Annual Report, our membership interest is 19.323%);

●	risks associated with our properties;

●	risks associated with the lack of history in producing metals from the Round Top Project;

●	risks associated with our need for additional financing to fund our cash call obligations with respect to Round Top, as well as the requirement in general for additional capital to further develop, the Round Top Project;

●	risks associated with dilution of our Round Top membership interest due to the inability to fund our cash calls;

●	risks associated with owing a minority interest in Round Top;

●	risks associated with exploration activities not being commercially successful (as there is no assurance that Round Top will be commercially successful);

●	risks associated with ownership of surface rights and other title issues with respect to the Round Top Project;

●	risks related to pursuing a potential Santa Fe joint venture arrangement and ability to finance such arrangement;

●	risks associated with increased costs affecting our financial condition;

●	risks associated with a shortage of equipment and supplies adversely affecting the ability to operate properties;

●	risks associated with mining and mineral exploration being inherently dangerous;

●	risks associated with mineralization estimates;

●	risks associated with changes in mineralization estimates affecting the economic viability of the properties;

●	risks associated with uninsured risks;

●	risks associated with mineral operations being subject to market forces beyond our control;

●	risks associated with fluctuations in commodity prices;

●	risks associated with permitting, licenses and approval processes;

●	risks associated with the governmental and environmental regulations;

●	risks associated with future legislation regarding the mining industry and climate change;

●	risks associated with potential environmental lawsuits;

●	risks associated with land reclamation requirements;

●	risks associated with rare earth and mining in general presenting potential health risks;

●	risks related to competition in the mining and rare earth elements industries;

●	risks related to macroeconomic conditions, both in the United States and internationally, including without limitation inflation, high interest rates, and supply chain issues;

●	risks associated with cybersecurity threats, breaches, and disruptions associated therewith;

●	risks related to our ability to manage growth;

●	risks related to the potential difficulty of attracting and retaining qualified personnel;

●	risks related to our dependence on key personnel;

●	risks related to conducting our business in order to be excluded from the definition of an “investment company” under the Investment Company Act of 1940;

●	risks related to global hostilities, both in Ukraine and the Middle East;

●	risks related to cybersecurity threats;

●	risks related to our United States Securities and Exchange Commission (the “SEC”) filing history; and

●	risks related to our securities and the limited, sporadic market for our common stock.

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

SUMMARY OF SELECTED RISKS ASSOCIATED WITH OUR BUSINESS

Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition and results of operations could be materially adversely affected. You should carefully review and consider the full discussion of our risks factors in the section entitled “Rick Factors” in Part I, Item 1A of this Annual Report. Some of the more significant risks include the following:

●	Failure to fund cash calls;

●	Certain matters that require unanimous management committee approval will not be applicable if the Company’s membership interest falls below 15% in Round Top;

●	We have relied on an exclusion from the definition of “investment company” in order to avoid being subject to the Investment Company Act of 1940; to the extent the nature of our business changes in the future, we may become subject to the requirements of the Investment Company Act of 1940; which would limit our business operations and require us to spend significant resources in order to comply with such Act;

●	Our financial statements have been prepared assuming that the Company will continue as a going concern;

●	We have a history of losses and will require immediate additional financing to fund operations; failure to obtain immediate additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern in future periods;

●	We have a limited operating history on which to base an evaluation of our business and properties;

●	The Round Top Project is in the exploration stage and there is no assurance that Round Top can establish the existence of any mineral reserve from the Round Top Project in commercially exploitable quantities; until then, we cannot earn any revenues from the Round Top Project, and our business could fail;

●	There is no history of producing metals from the Round Top Project;

●	If Round Top establishes the existence of a mineral reserve in the Round Top Project in a commercially exploitable quantity, of which there can be no assurance, we will require additional capital in order to maintain our current membership interest in Round Top and fund our proportionate costs to develop the property into a producing mine; if we cannot raise this additional capital, our membership interest in RTMD will be diluted, our membership interest will lose value, and our Company could fail;

●	Our exploration activities may not be commercially successful;

●	Increased costs could affect our financial condition;

●	Macroeconomic conditions, domestic and global political turbulence could have a materially adverse impact on our business, financial condition, or results of operations;

●	No assurance that the Company will enter into any agreement with respect to the Alhambra project owned by Santa Fe or that this project will proceed;

●	Licensing and permitting of mining operations in the State of New Mexico is difficult and could have a material effect on the length of time and cost of securing the required permits;

●	A shortage of equipment and supplies could adversely affect our ability to operate our business;

●	Mining and mineral exploration is inherently dangerous and subject to conditions or events beyond our control, which could have a material adverse effect on our business and plans;

●	The figures for our mineralization are estimates based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated;

●	The Round Top operations may contain significant uninsured risks which could negatively impact future profitability;

●	Mineral operations are subject to market forces outside of our control which could negatively impact us;

●	We may be adversely affected by fluctuations in demand for, and prices of, rare earth minerals and products;

●	Permitting, licensing and approval processes are required for the operations at the Round Top Project and obtaining and maintaining required permits and licenses is subject to conditions which may be unable to be achieved;

●	Round Top is subject to significant governmental regulations, which affect its operations and costs of conducting its business;

●	Regulations and pending legislation governing issues involving climate change could result in increased operating costs, which could have a material adverse effect on Round Top as well as any other business in which we engage;

●	Round Top’s exploration and development activities are subject to environmental risks, which could expose Round Top to significant liability and delay, suspension or termination of our operations;

●	Round Top could be subject to environmental lawsuits;

●	Land reclamation requirements for the Round Top Project may be burdensome and expensive;

●	Mining presents potential health risks; payment of any liabilities that arise from these health risks may adversely impact Round Top;

●	There may be challenges to the title of the Round Top Project or any other mineral properties that we may acquire;

●	Increased competition could adversely affect our ability to attract necessary capital funding or acquire suitable producing properties or prospects for mineral exploration in the future;

●	Round Top competes with larger, better capitalized competitors in the mining industry;

●	Current economic conditions and capital markets are subject to fluctuations which could adversely affect our ability to access the capital markets, and thus adversely affect our business and liquidity;

●	Our resources may not be sufficient to manage our existing business as well as any growth; failure to properly manage our existing business will be detrimental;

●	We may experience difficulty attracting and retaining qualified management to meet our current business needs and/or any growth needs, and the failure to manage any growth effectively could have a material adverse effect on our business and financial condition;

●	Our operations are dependent upon key personnel, the loss of which would be detrimental to our business;

●	We have a history of losses and fluctuating operating results that raises doubt about our ability to continue as a going concern;

●	Our stock price is highly volatile;

●	The market for our Common Stock is limited, sporadic and volatile. Any failure to develop or maintain an active trading market could negatively affect the value of our shares and make it difficult or impossible for you to sell your shares;

●	The sale of substantial shares of our Common Stock or the issuance of shares upon exercise of our common stock equivalents will cause immediate and substantial dilution to our existing stockholders and may depress the market price of our Common Stock;

●	A low market price may severely limit the potential market for our Common Stock;

●	We do not currently intend to pay cash dividends;

●	Control by current stockholders;

●	There is not now, and there may never be, an active market for our Common Stock; and

●	We may issue shares of preferred stock.

PART I

ITEM 1. BUSINESS

Narrative Description of Business

We are a mining company engaged in the business of owning, acquiring, exploring and developing mineral properties. We currently own a 19.323% membership interest in Round Top, which entity holds two mineral property leases with the GLO to explore and develop a 950-acre rare earths project located in Hudspeth County, Texas, known as the Round Top Project. The leases expire in 2030 with provisions for automatic renewal if Round Top is producing in paying quantities (the receipt from the sale of materials exceeds all costs and expenses associated therewith for the prior 12 months). Round Top also holds prospecting permits covering 9,345 acres adjacent to the Round Top Project and other related assets. The strategy with Round Top is to develop a metallurgical process to concentrate or otherwise extract the metals from the Round Top Project’s rhyolite, conduct additional engineering, design, geotechnical work, and permitting necessary for a bankable feasibility study and then to extract mineral resources from the Round Top Project. The Round Top Project has not established as of the date hereof that any of the properties contain any probable mineral reserves or proven mineral reserves under Item 1300 of Regulation S-K.

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

Operations Update

USARE, the operating manager of the Round Top project, continues to progress the Round Top Project toward operations. Over the last two years, Round Top achieved several milestones including: (I) favorable breaker trials with the goal to increase mine throughput; (ii) favorable CIX separation trials for rare earth elements indicating that the CIX technology employed can extract commercial quality rare earths from the Round Top Project ore; and (iii) favorable membrane concentration trials. The USARE Round Top team continues to pursue its plan to determine an efficient means of managing alumina content, to add gallium to its output and to maximize the value of the lithium content.

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

Upon entry into the Contribution Agreement, USARE assigned the following assets to Round Top (or the Company, as applicable) for its initial 80% membership interest in Round Top:

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

On May 17, 2024, Round Top sent a cash call notice for the June 2024 Round Top cash call in the aggregate amount of $600,416, of which $483,765 was contributed by USARE and $116,651 was to be contributed by the Company but the Company elected to incur dilution rather than to fund its portion. The dilution to the Company’s membership interest in Round Top with respect to the June 2024 Round Top cash call notice was calculated as follows: (A) the USARE ownership interest in Round Top at April 30, 2024 was 80.575% and the Company’s ownership interest in Round Top at April 30, 2024 was 19.425%; (B) the Company provided a Notice of Non-Contribution on May 17, 2024 stating that it will not contribute the $116,651 which then became the Shortfall Amount; (C) USARE contributed its $483,765 plus the Shortfall Amount; (D) the Company as of the date of the Notice of Non-Contribution had a market capitalization of $22,211,932; and (E) as the Shortfall Amount equaled 0.525% of the Company’s market capitalization, the Company’s percentage Interest in Round Top was reduced to 19.323%.

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

Current Ownership in Round Top.

Pursuant to the Operating Agreement, USARE initially owned membership interests equating to 80% of Round Top and the Company initially owned membership interests equating to 20% of Round Top. These ownership interests have been and will be adjusted further under a variety of circumstances, including a decision by us not to fund in cash our portion of a Budget. Currently, USARE and the Company are obligated, subject to an election by the Company not to fund in cash its portion of a Round Top cash call and in lieu thereof to incur dilution to its membership interests, to fund further expenditures in proportion to their respective ownership interests. We did not fund any of our $898,740 cash call requirements during the fiscal year ended August 31, 2024 which resulted in the dilution of our Round Top membership interest to 19.323% at August 31, 2024. Subsequent to September 1, 2024 through the date of this Annual Report, we have not received a cash call notice from Round Top. We have not been advised by USARE with respect to any preliminary estimate of the Round Top Budget for the fiscal year ending August 31, 2025. Last year we were advised that the estimated budget for the fiscal year ended August 31, 2024 was anticipated to be between $15 million to $20 million, with the Company’s portion estimated to be between $3 million to $4 million. During the fiscal year ended August 31, 2024, the total expenditure on the Round Top Project by USARE (as we elected not to fund our portion, have USARE fund our portion, and in lieu thereof to incur dilution) was $4,200,996 (of which $898,740 was our portion funded by USARE when we elected to incur dilution rather than fund). It is possible that the Round Top Budget for the current fiscal year will exceed either the amount actually paid last fiscal year or the amount budgeted for the last fiscal year, and it should be expected that in future periods the Round Top Budget will be higher. The Company likely will decide to incur dilution to its then current membership interest in lieu of funding in cash its Round Top Budget obligations during this fiscal year, as it currently does not have sufficient capital to fund any cash calls during this current fiscal year (and only has sufficient cash to fund estimated general and administrative expenses through February 2025); consequently our ownership interest in the Round Top Project will likely be further diluted during this current fiscal year. We will be required to raise additional capital to fund future cash calls from Round Top (unless we elect in lieu of making cash contributions to dilute our membership interest percentage, which dilution could be significant), and there can be no assurance that we will be able to raise the necessary capital to fund future Round Top cash calls (or to fund estimated general and administrative expenses through the end of this current fiscal year). We estimate that our current cash is sufficient to fund estimated general and administrative expenses through February 2025. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Operations of the Round Top Project

During the fiscal year ending August 31, 2024, the total cash calls by Round Top, and expenditures in Round Top, was $4,200,996 used primarily to optimize the leaching and developing of the CIX/CIC processing of the Round Top Project. It is unclear what the preliminary estimate of the Round Top budget will be for the fiscal year ended August 31, 2025. Initial process design work will be carried out at USARE’s facility in Wheat Ridge, Colorado. Pending completion of the initial process development, this facility will either be relocated to or replicated at USARE’s Oklahoma facility where a pilot plant is expected to be established. It is estimated that the Round Top Project will require additional time and further expenditure to complete a bankable feasibility study. The Company lacks sufficient capital to fund any cash calls during the current fiscal year or thereafter and we expect to incur dilution to our then current membership interest in lieu of funding our Round Top cash calls during 2025.

Potential Santa Fe Gold Corporation/Alhambra Project

In November 2021, the Company entered into a mineral exploration and option agreement with Santa Fe Gold Corporation (“Santa Fe”), which agreement was amended in May 2024. Under the option agreement, the Company has the right to pursue a joint venture arrangement with Santa Fe to jointly explore and develop one or more target silver properties to be selected by the Company among patented and unpatented mining claims held by Santa Fe within the project area located in the Black Hawk Mining District in Grant County, New Mexico. Completion of a joint venture agreement, if any, is subject to the successful outcome of a multi-phase exploration plan leading to a bankable feasibility study planned to be undertaken in the near future by the Company. Under the contemplated terms of the proposed joint venture agreement, the Company would be project operator and initially own 50.5% of the joint venture while Santa Fe would initially own 49.5%. Additional terms of the joint venture are to be negotiated between the Company and Santa Fe in the future. There can be no assurance that the Company and Santa Fe will enter into a formal joint venture agreement, that there will be a successful outcome to any multi-phase exploration plan, that we will have the financial resources to fund exploration activities in the future, that any bankable feasibility study will be completed, or that this project will be commercialized.

Under the terms of the option agreement, the Company plans to conduct a district-wide evaluation among the patented and unpatented claims held by Santa Fe, as well as the area of interest, consisting of geologic mapping, sampling, trenching, radiometric surveying, geophysics, drilling and/or other methods as warranted. Based on the district-wide evaluation, the Company would designate a “project area or areas,” the size or sizes of which will be decided at the time, and commence development work. The property covered in the option agreement is approximately 1,600 acres and covers approximately 75% of the Black Hawk Mining District. The area to be studied also includes a two-mile radius “area of interest.” The term of the option is for so long as the Company continues to conduct exploration activities in the Project Area (although there can be no assurance that the Company will continue to conduct exploration activities in any future period, due to lack of financial resources or otherwise) and can be exercised on 60 days’ notice to Santa Fe. During the term of the option and subject to limited exceptions, Santa Fe has agreed not to transfer any portion of its patented and unpatented mining claims within the Black Hawk Mining District without granting the Company the right of first refusal. In October 2024, a Minimum Impact Exploration Permit, No. GR094EM, was issued by the New Mexico Mining and Minerals Division related to the project area.

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

Because of the high native silver content of ore historically mined in the district, we have considered the use of geophysics to locate these small lenses and pods, with the goal to make potential development and mining feasible. We have worked with a geophysical service provider and consultants, and have completed four phases of electromagnetic surveying in the immediate area of the Alhambra mine. The method producing the most meaningful geological data is a method called NANOTEM by its developer, Zonge International. This technique was developed to locate small electrically conducting objects such as pipes, underground tanks and unexploded ordinance. Working with consultants and with Zonge International this technique was modified and applied to the immediate area of the Alhambra mine. Results are encouraging and plans have been made to conduct a diamond drilling campaign to test the electrically conductive anomalies detected to date. This drilling is sited to test these “anomalies” within the geologically favorable area along the vein immediately to the north of the Alhambra mine workings.

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

In the fiscal year ended August 31, 2024, RTMD incurred minimal costs in complying with environmental laws and regulations in relation to its operating activities.

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

Investment Company Act Exclusion

Section 3(c)(9) of the Investment Company Act of 1940, as amended (“1940 Act”), provides that a company “substantially all of whose business consists of owning or holding oil, gas, or other mineral royalties or leases, or fractional interests therein, or certificates of interest or participation in or investment contracts relative to such royalties, leases, or fractional interests” is not an investment company within the meaning of the 1940 Act. The Company has determined that this exemption applies to it giving consideration to the following four factors:

●	whether the exempted activity constitutes “substantially all” of our business;

○	The Company has owned mineral leases since 2010, all of our business to date has been comprised of owning and developing the mineral leases and, after the May 2021 “farm-down” of its 100% interest in the mineral leases, substantially all of our business continues to be comprised of owning and holding a certificate of interest and a participation in the mineral leases owned by Round Top. The Company’s mineral assets historically, as well as the value of the certificate of interest at August 31, 2024, have been booked at cost in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). We have an accumulated deficit of approximately $43.2 million at August 31, 2024 as a result of owning and developing the Round Top Project.

●	whether we own or trade in the mineral leases;

○	The Company has owned the mineral leases, which are now owned by Round Top, since 2010 and neither the Company nor Round Top is in the business of dealing or trading in the mineral leases.

●	what qualifies as an eligible asset for purposes of the exception; and

○	The statute specifically references mineral leases and our mineral leases were owned by the Company and are now owned by Round Top. In accordance with Regulation S-K Item 1300 that governs disclosure by registrants engaged in mining operations, the definition of mineral resource is “a concentration or occurrence of material of economic interest in or on the Earth’s crust.” Our rare earth elements and minerals underlying the mineral leases meet that definition, as well as does coal, silver, gold and other material mined for economic value by registrants involved in mining operations. The SEC staff has recognized that an excepted entity can also engage in related business activities such as exploring, developing, and operating the eligible assets.

●	what qualifies as a “certificate of interest or participation in” or an “investment contract relative to” the eligible assets.

○	The statute allows a Company to own a “certificate of interest” or “participation in” the mineral leases. The SEC staff has advised that limited partnership interests and/or similar securities issued by entities that themselves own the leases constitute “certificate of interest or participation in or investment contracts” related to such leases. The Company’s 19.323% membership interest in Round Top constitutes a “certificate of interest” and a “participation in” the mineral leases that are owned by Round Top.

The Company intends to continue to conduct its business operations in order to continue to be excluded from the definition of an “investment company” under the 1940 Act.

Available Information

We make available, free of charge, on or through our Internet website, at https://tmrcorp.com/ our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Our Internet website and the information contained therein or connected thereto are not intended to be, and are not incorporated into this Annual Report.

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

As such, the failure by us to fund our cash calls will result in dilution to our membership interest in RTMD, which could be significant over time and could ultimately reduce us to a 3% membership interest and possibly a Priority Distribution owed to USARE, as described above. Dilution to our membership interest in RTMD will adversely affect the value of our Company and likely the value of our Common Stock. If our market capitalization continues to decrease, this result will negatively impact the dilution calculation. We currently do not have the necessary capital to fund future cash calls and there can be no assurance that we will be able to raise additional capital to fund cash calls. Moreover, the raising of capital by issuing shares of Common Stock will result in dilution to our then existing common stockholders.

Certain matters that require unanimous management committee approval will not be applicable if the Company’s membership interest falls below 15% in Round Top.

Meetings will be held every three months unless otherwise agreed. For matters before the management committee that require a vote, voting is by simple majority except for certain “major decisions” that require a unanimous vote. So long as the Company maintains a 15% or greater ownership interest, the nine decisions identified in the bullet points below require unanimous approval. If the Company’s ownership interest falls below 15%, the number of unanimous decisions is reduced to five (being the first five bullet points below). If the Company is acquired by a REE mining company or sells its ownership interest to a REE mining company, in each case who elects a majority of the Company’s board of directors, this unanimous approval requirement can be suspended by USARE, at its option. The major decisions requiring unanimous approval, as set forth above, are:

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

We have relied on an exclusion from the definition of “investment company” in order to avoid being subject to the Investment Company Act of 1940. To the extent the nature of our business changes in the future, we may become subject to the requirements of the 1940 Act, which would limit our business operations and require us to spend significant resources in order to comply with the 1940 Act.

The 1940 Act defines an “investment company,” among other things, as an issuer that is engaged in the business of investing, reinvesting, owning, holding or trading in securities and owns investment securities having a value exceeding 40 percent of the issuer’s unconsolidated assets, excluding cash items and securities issued by the federal government. However, the 1940 Act excludes from this definition any person substantially all of whose business consists of owning or holding oil, gas or other mineral royalties or leases or fractional interests therein, or certificates of interest or participation relating to such mineral royalties or leases. We believe that we satisfy this mineral company exception to the definition of “investment company.” If our reliance on the mineral company exclusion from the definition of investment company is misplaced, we may have been in violation of the 1940 Act, the consequences of which can be significant. For example, investment companies that fail to register under the 1940 Act are prohibited from conducting business in interstate commerce, which includes selling securities or entering into other contracts in interstate commerce. Section 47(b) of the 1940 Act provides that a contract made, or whose performance involves, a violation of the 1940 Act is unenforceable by either party unless a court finds that enforcement would produce a more equitable result than non-enforcement. Similarly, a court may not deny rescission to any party seeking to rescind a contract that violates the 1940 Act, unless the court finds that denial of rescission would produce a more equitable result than granting rescission. Accordingly, for example, any investor who purchases our securities during any period in which we were required to register as investment company may seek to rescind their subscriptions.

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

Risk Related to Our Business, Including Being an Owner of a 19.323% Membership Interest in a Mineral Project Being Operated by Round Top

Our financial statements have been prepared assuming that the Company will continue as a going concern.

Our financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit from inception through August 31, 2024, of approximately $43,177,000 and has yet to achieve profitable operations, and projects further losses in the development of its business. At August 31, 2024, the Company had a working capital surplus of approximately $432,000; however the Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

The Company does not have sufficient capital to fund any cash calls expected during the fiscal year ending August 31, 2025 or thereafter. Moreover, the Company only has sufficient cash to fund expected general and administrative expenses through February 2025 (not for the entire fiscal year ending August 31, 2025). We have not been informed by Round Top of the estimated budget for the 12 months ended August 31, 2025. During the fiscal year ended August 31, 2024, we did not fund our $898,740 portion of the $4,200,996 total cash call by Round Top, and elected to incur dilution to our Round Top membership interest which as of August 31, 2024 and as of the date of this Annual report was 19.323%. The failure of the Company to make required cash calls to Round Top during the remainder of our 2025 fiscal year will result in further dilution to our current 19.323% ownership interest. We currently expect to incur continued dilution to our membership interest in Round Top rather than to fund our cash call obligations during the fiscal year ending August 31, 2025. The Company will be required to raise additional capital to fund general and administrative expenses during the fiscal year ended August 31, 2025 as we currently have capital to fund estimated general and administrative expenses through February 2025. There can be no assurance that the Company will be able to raise the necessary capital to fund its cash calls (if it determines not to continue to incur dilution) and expected general and administrative expenses to be incurred in the fiscal year ended August 31, 2025. We have no firm commitments for equity or debt financing and any financing that may be obtained will be on a best efforts basis. Based on these factors, there is substantial doubt as to the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of these financial statements. The failure to obtain sufficient financing may cause us to curtail, cease or discontinue operations.

We have a history of losses and will require immediate additional financing to fund operations. Failure to obtain immediate additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern in future periods.

During the fiscal year ended August 31, 2024, we had no revenues. For the fiscal year ended August 31, 2024, our net loss was approximately $833,000 and our accumulated deficit at August 31, 2024 was approximately $43.2 million. At August 31, 2024, our cash position was approximately $428,000 and our working capital surplus was approximately $432,000. Round Top has not commenced commercial production on any of its mineral properties, and there can be no assurance that the Round Top Project will ever commence commercial production.

During the fiscal year ending August 31, 2025, it is likely that USARE will be required to fund our portion of the current Round Top Budget to optimize the leaching and developing of the CIX/CIC processing of the Round Top Project, based on our current cash position (which will result in dilution to our membership interest in RTMD). Initial process design work will be carried out at USARE’s facility in Wheat Ridge, Colorado. Pending completion of the initial process development, this facility will either be relocated to or replicated at USARE’s Oklahoma facility where a pilot plant is expected to be established. It is estimated that the Round Top Project will require additional time and further expenditure to complete a bankable feasibility study, if at all.

The Company will likely continue to elect to incur dilution to its Round Top membership interest in lieu of providing cash payments to fund its portion of the Round Top Budget, as we don’t have sufficient capital to fund any cash calls during the fiscal year ending August 31, 2025 or thereafter. We also lack sufficient capital to fund general and administrative expenses during the fiscal year ending August 31, 2025, as our current capital resources only cover expected general and administrative expenditures through February 2025. We will need to raise additional capital to fund our operations during this fiscal year. There can be no assurance that we will be able to raise the necessary capital to fund our operations during this current fiscal year or thereafter. The failure to fund our portion of the Round Top Budget during this current fiscal year and/or thereafter will result in the continued dilution of our membership interest in Round Top (currently 19.323%, which dilution during this current fiscal year and/or thereafter could be significant), and the failure to fund general and administrative expenses during this current fiscal year or thereafter would likely cause us to curtail or cease our operations. The most likely source of future financing presently available to us is through the sale of our securities, of which there is no assurance that we will be able to raise additional capital on reasonable terms, if at all. Any sale of our shares of Common Stock to raise capital will result in dilution of equity ownership to existing stockholders. This means that if we sell shares of Common Stock, more shares will be outstanding and each existing stockholder will own a smaller percentage of the shares then outstanding. Additionally, the actual or perceived sale of additional shares of Common Stock could have the effect of decreasing our stock price, which would further exacerbate dilution to our existing shareholders (as well as negatively impacting the dilution calculation of our membership interest in Round Top). Alternatively, we may rely on debt financing and assume debt obligations that require us to make substantial interest and principal payments. Also, we may issue or grant warrants or options in the future pursuant to which additional shares of Common Stock may be issued. Exercise of such warrants or options will result in dilution of equity ownership to our existing stockholders. We have no firm commitments with respect to obtaining equity or debt financing and, accordingly, we will be reliant upon a best efforts financing strategy. The failure to obtain sufficient financing in this current fiscal year (or subsequent thereto) will result in the continued dilution of our membership interest in RTMD (which could be significant) and will likely cause us to curtail or discontinue operations.

We have a limited operating history on which to base an evaluation of our business and properties.

Any investment in the Company should be considered a high-risk investment because investors will be placing funds at risk in an early stage, under-capitalized business with unforeseen costs, expenses, competition, a history of operating losses and other problems to which start-up ventures are often subject. Investors should not invest in the Company unless they can afford to lose their entire investment. Your investment must be considered in light of the risks, expenses, and difficulties encountered in establishing a new business in a highly competitive and mature industry. Our operating history has been restricted to the sampling of the Round Top Project and this does not provide a meaningful basis for an evaluation of the Round Top Project. Other than through conventional and typical exploration methods and procedures, we have no additional way to evaluate the likelihood of whether the Round Top Project contains commercial quantities of mineral reserves or, if it does, that it will be operated successfully. We anticipate that we will continue to incur operating costs in the form of cash calls in connection with our current 19.323% membership interest in Round Top without realizing any revenues during the foreseeable future. If we continue to satisfy our Round Top cash call obligations through dilution to our then current membership interest, then we will incur continued dilution to our membership interest, which could be significant. To date, substantially all of our business consists of owning a 19.323% membership interest in Round Top as of the date of this Annual Report.

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

If Round Top establishes the existence of a mineral reserve in the Round Top Project in a commercially exploitable quantity, of which there can be no assurance, we will require additional capital in order to maintain our current membership interest in Round Top and fund our proportionate costs to develop the property into a producing mine. If we cannot raise this additional capital, our membership interest in RTMD will be diluted, our membership interest will lose value, and our Company could fail.

Round Top will be required to expend significant funds to determine if there exist mineral reserves in commercially exploitable quantities in the Round Top Project, and then Round Top will be required to expend substantial additional sums of money to establish the extent of the reserve, develop processes to extract it and develop extraction and processing facilities and infrastructure. Each of USARE and the Company, as the members of Round Top, will likely need to fund such expenditure. Our failure to raise capital to fund our portion of future cash calls will result in our current 19.323% membership interest being diluted. Round Top does not have adequate capital to fund expenditures at the project level, therefore requiring the members to fund cash calls based upon our current ownership interests in Round Top and we can elect to satisfy our cash call obligations through incurring dilution to our Round Top membership interest. There is no assurance that any Round Top project level financing can ever be obtained, which will depend initially upon obtaining a preliminary feasibility study which has not been obtained to date and of which there can be no assurance that such a preliminary feasibility study will be obtained. As such, there is no assurance that, either at the member level or project level, the necessary financing can be obtained to develop necessary facilities and infrastructure to accomplish our goals. Although Round Top may derive substantial benefits from the discovery of a mineral deposit, there can be no assurance that such a deposit will be large enough to justify commercial operations, nor can there be any assurance that Round Top will be able to raise the funds at the Round Top level required for development on a timely basis. If Round Top cannot raise the necessary capital at the Round Top level or complete the necessary facilities and infrastructure, cash calls from the members will continue and if we can’t fund our position, our membership interest will continue to be diluted (which dilution could be significant) and/or our business may fail and your investment in our Common Stock will be lost. Our current membership interest is 19.323%, and it should be expected that our membership interest will be further diluted during this current fiscal year.

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

Substantial expenditures and time are required to establish existing proven and probable reserves through drilling and analysis, to develop metallurgical processes to extract metal, and to develop the mining and processing facilities and infrastructure at any site chosen for mining. Whether a mineral deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, allowable production, importing and exporting of minerals and environmental protection. Any one or a combination of these factors may result in us not receiving a return on our investment in Round Top or any other mineral project we may pursue. The decision to abandon a project will have an adverse effect on the market value of our securities and our ability, if any, to raise future financing.

Increased costs could affect our financial condition.

We anticipate that costs at the Round Top Project if and as it may be developed, if warranted, will frequently be subject to variation from one year to the next due to a number of factors, such as changing ore grade, metallurgy and revisions to mine plans, if any, in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities such as fuel, rubber, and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. A material increase in costs at any significant location could have a significant effect on the Round Top operations as well as Round Top member funding requirements.

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

No assurance that the Company will enter into any agreement with respect to the potential Alhambra project owned by Santa Fe or that this project will proceed.

While the Company has entered into a mineral exploration and option agreement with Santa Fe, there is no assurance the Company will enter into a formal joint venture agreement or otherwise pursue this project. Even if the Company enters into a formal joint venture agreement with Santa Fe, there is no assurance that this project will be economically feasible, that exploration will be successful or that this project will be a commercial success. The Company is currently pursuing financing sources for this project and there can be no assurance that the Company will be able to arrange and procure necessary financing to commercially exploit a silver property currently held by Santa Fe within the Black Hawk Mining District in Grant County, New Mexico. The status of our electromagnetic surveying and testing with respect to this project is preliminary in nature and there can be no assurance that this project will proceed or that results will be positive. There can be no assurance that we will have the financial resources to continue to fund exploration activities in future periods, thus jeopardizing the continuation of the option. There is no assurance that this project will ever materialize.

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

Any exploration of the Round Top Project will be subject to certain risks, including unexpected or unusual operating conditions including rock bursts, cave-ins, flooding, fire and earthquakes. It is not always possible to insure against these risks. Should events such as these arise, they could reduce or eliminate our investment in Round Top as well as result in increased costs and a decline in the value of our investment.

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

The goal is for Round Top to derive revenues, if any (and of which there can be no assurance), from the sale of rare earth and related minerals by Round Top. Changes in demand for, and the market price of, these minerals could significantly affect us. The value and price of our Common Stock and our financial results may be significantly adversely affected by declines in the prices of rare earth minerals and products. Rare earth minerals and product prices may fluctuate and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the relative value of the U.S. dollar against foreign currencies on the world market, global and regional supply and demand for rare earth minerals and products, and the political and economic conditions of countries (including specifically China and the U.S.’s relationship with China at any given time) that produce rare earth minerals and products.

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

Both mineral exploration and extraction at the Round Top Project requires permits from various federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. Permits known to be required are (i) an operating plan for the conduct of exploration and development approved by the GLO, (ii) an operating plan for production approved by the GLO, (iii) various reporting to and approval by the Texas Railroad Commission regarding drilling and plugging of drill holes, and (v) reporting to and compliance with regulations of the Texas Commission of Environmental Quality. If Round Top recovers uranium at the Round Top Project, it will be required to obtain a source material license from the United States Nuclear Regulatory Commission. Round Top may also be subject to the reporting requirements and regulations of the Texas Department of Health. Such licenses and permits are subject to changes in regulations and changes in various operating circumstances. Companies that engage in exploration activities often experience increased costs and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits. Issuance of permits for the Round Top activities is subject to the discretion of government authorities, and Round Top may be unable to obtain or maintain such permits. Permits required for future exploration or development may not be obtainable on reasonable terms or on a timely basis. There can be no assurance that Round Top will be able to obtain or maintain any of the permits required for the continued exploration or development of the Round Top Project (or any other of our mineral properties that we may subsequently acquire) or for the construction and operation of a mine on our properties that we may subsequently acquire at economically viable costs. If Round Top cannot accomplish these objectives, the business of Round Top could face difficulty and/or fail, adversely affecting us as a member.

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

Risks related to cybersecurity

We have not established specific processes for assessing, identifying and managing material risks from cybersecurity threats. While we have not experienced, to our knowledge, any material cybersecurity threats to date, there is no assurance that we will not be adversely impacted as a result of any future cybersecurity threat.

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

We lack sufficient capital to fund our operations during our current fiscal year ending August 31, 2025 (we believe that we have sufficient capital to fund general and administrative expenses through February 2025). Accordingly, we may fail to adequately manage our current business. Furthermore, any growth in our operations, of which there can be no assurance as the result of our lack of sufficient capital, will place a significant strain on our administrative, financial and operational resources, and increase demands on our management and on our operational and administrative systems, controls and other resources. We cannot assure you that our existing personnel, systems, procedures or controls will be adequate to support our current operations or operations in the future or that we will be able to successfully implement appropriate measures consistent with any growth. We may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base, and maintain close coordination among our staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems. Moreover, there can be no assurance that cybersecurity threats, breaches, or disruptions will not adversely affect us.

If we are unable to manage our current business effectively, our financial condition could be materially adversely affected. There is no assurance that our current business will continue and it may well be curtailed due to lack of capital.

We may experience difficulty attracting and retaining qualified management to meet our current business needs and/or any growth needs, and the failure to manage any growth effectively could have a material adverse effect on our business and financial condition.

Competition for qualified management is intense, and we may be unable to attract and retain key personnel, or to attract and retain personnel on terms acceptable to us. Management personnel are currently limited and they may be unable to manage our expansion successfully and the failure to do so could have a material adverse effect on our business, results of operations and financial condition. We have not entered into non-competition agreements. As our business is substantially dependent upon the directors, executive officers and consultants, the lack of non-competition agreements poses a significant risk to us in the event such persons were to resign or be terminated from such positions. Under such circumstances, such persons may provide confidential information and key contacts to our competitors and we may have difficulties in preventing the disclosure of such information. Such disclosure would have a material adverse effect on our business and operations.

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

From inception through August 31, 2024, we have incurred aggregate losses of approximately $43.2 million. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as general economic conditions, hostilities in the Middle East and Ukraine, market price of minerals and exploration and development costs. If we cannot raise sufficient financing to continue our operations, then we may be forced to scale down, curtail or cease our operations. Until such time as we generate revenues (not in the foreseeable future), we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production (if such event occurs). We currently lack capital necessary to fund operations through the end of our fiscal year ending August 31, 2025 (we believe that we have sufficient capital to fund general and administrative expenses through February 2025).

Our stock price is highly volatile.

The market price of our Common Stock has fluctuated and may continue to fluctuate. These fluctuations may be exaggerated since the trading volume of our Common Stock is limited, sporadic, and volatile. These fluctuations may or may not be based upon any business or operating results. Our Common Stock may experience similar or even more dramatic price and volume fluctuations in the future. Our Common Stock price has traded between $0.20 and $0.45 per share between January 2, 2024 and November 1, 2024. We have limited trading volume in our Common Stock. There is no assurance that our Common Stock price will not continue to decline. Based on current market prices and current trading volume, raising any capital will likely be dilutive and difficult, and may not be possible at all. A decline in our stock price reduces our market capitalization which negatively impacts the dilution calculation with respect to our membership interest in Round Top.

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

In order to provide capital for the operation of our business, we will need to enter into financing arrangements. These arrangements may involve the issuance of new Common Stock, preferred stock that is convertible into Common Stock, debt securities that are convertible into Common Stock or warrants for the purchase of Common Stock. Any of these items could result in a material increase in the number of shares of Common Stock outstanding which would in turn result in a dilution of the ownership interest of existing Common Stockholders. It is likely that any future private placements of our Common Stock will be at prices below market, thereby further placing pressure on the price of our Common Stock that trade on the OTCQB – this would have the effect of (i) both reducing our market price and diluting our current stockholders as well as (ii) negatively impacting the calculation of dilution with respect to reducing our membership interest in RTMD in the event we don’t fund our cash calls with cash. As such, any future capital raises will likely adversely affect our shareholders. In addition, these new securities could contain provisions, such as priorities on distributions and voting rights, which could affect the value of our existing Common Stock.

As of November 18, 2024, we have 74,588,426 shares of Common Stock issued and outstanding (100,000,000 shares of Common Stock are authorized to be issued), and 920,000 shares of our Common Stock underlying common stock equivalents at exercise prices between $0.22 and $1.97 per share, expiring through August 2029.

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

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Our present policy is to retain all available funds for use in our operations and the expansion of our business. Payment of future cash dividends, if any, will be at the discretion of our board of directors (“Board”) and will depend on our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our Board considers relevant. Accordingly, investors will only see a return on their investment if the value of our securities appreciates.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

As of the date of this Annual Report, we believe that we have limited risks associated with a breach in cybersecurity. Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents (of which we are not aware of any), have not materially affected or are not reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

Risk management and strategy.

We have not established specific processes for assessing, identifying, and managing material risks from cybersecurity threats or engaged third parties to assess such risks. However, if exposed to such a risk, we would assess any potential unauthorized attempts to access our information systems that may result in adverse effects on the confidentiality, integrity, or availability of those systems.

While we lack a formal risk assessment policy or analysis and no process has been integrated into our management system, a risk assessment would likely include identification of any reasonably foreseeable internal and external risks, any likelihood and potential damage that could result from such risks, and whether existing safeguards are sufficient to manage such risks. If appropriate and necessary, we would implement reasonable safeguards to minimize identified risks and address any identified gaps in existing systems.

Primary responsibility for assessing any cybersecurity risks rests with our chief financial officer, who would report any threat to our board of directors.

To date, we have not encountered cybersecurity threats or challenges that have materially impaired our operations, business strategy or financial condition..

ITEM 2. PROPERTIES

Executive and Field Offices. Our headquarters are located at 539 El Paso Street, Sierra Blanca, Texas 79851. Our accounting functions are conducted by personnel in Galveston, Texas and Castle Rock, Colorado, all under the supervision of our chief financial officer.

Overview of the Round Top Project. Round Top is currently in the exploration stage and has not established that the Round Top Project contains proven mineral reserves or probable mineral reserves as defined under Item 1300 of Regulation S-K. The Round Top Project is currently owned by Round Top Development, LLC in which we currently have a 19.323% membership interest.

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

In August 2024, Round Top paid the State of Texas a delay rental to extend the term of the lease in an amount equal to $134,155.

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

In August 2024, Round Top paid the State of Texas a delay rental to extend the term of the lease in an amount equal to $13,500.

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

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended August 31, 2024, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).

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

The 52-week range for our Common Stock is a high of $0.61 per shares and a low of $0.20 per share. The last bid price of our Common Stock on November 1, 2024 was $0.22 per share.

Holders

The approximate number of holders of record of our Common Stock as of November 1, 2024 was 530.

Dividends

We have not paid any cash dividends on our equity securities and our Board has no present intention of declaring any cash dividends. We are not prohibited from paying any dividends pursuant to any agreement or contract.

Securities Authorized for Issuance under Equity Compensation Plans

We previously adopted a stock option plan, approved by our shareholders (“Amended 2008 Plan”), although the ability to issue new grants under the Amended 2008 Plan was terminated. The following table sets forth certain information as of August 31, 2024 concerning our Common Stock that may be issued upon the exercise of outstanding options issued under the Amended 2008 Plan and outside of such plan:

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options		(b) Weighted- Average Exercise Price of Outstanding Options	(c) Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plan approved by stockholders	100,000		$0.22	—
Nonplan equity compensation	820,000	(1)	$1.57	—
Total	920,000		$1.42	—

(1) Includes (i) an option to purchase 500,000 shares of common stock at an exercise price of $1.31 per share issued to Mr. Marchese for services rendered as chairman of the board, and (ii) options to purchase an aggregate of 320,000 shares of common stock at an exercise price of $1.97 per share granted to a consultant.

Recent Sales of Unregistered Securities During Fiscal 2024

Except as set forth below, all unregistered sales of equity securities during the period covered by the Annual Report were previously disclosed in our current reports on Form 8-K or quarterly reports on Form 10-Q.

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (C)
June 2023	Common Stock	229,364(A)	Directors	$Nil	Services	Sec. 4(a)(2)
June 2024	Common Stock Options	10,000(B)	Consultant	$Nil	Services	Sec. 4(a)(2)
July 2024	Common Stock Options	10,000(B)	Consultant	$Nil	Services	Sec. 4(a)(2)
August 2024	Common Stock Options	10,000(B)	Consultant	$Nil	Services	Sec. 4(a)(2)

(A)	Common Stock issued to directors for services rendered.
(B)	Non-plan Common Stock options issued pursuant to a consulting agreement for professional services.
(C)	With respect to sales designated by “Sec. 4(a)(2),” these shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act as privately negotiated, isolated, non-recurring transactions not involving any public offer or solicitation. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

Purchase of Equity Securities by the Issuer or Affiliated Purchasers

We did not purchase any Common Stock during the three months ended August 31, 2024.

ITEM 6. CLIMATE RELATED DISCLOSURE

Not required.

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

Overview

We are a mining company engaged in the business of owning, acquiring, exploring and developing mineral properties. We currently own a 19.323% membership interest in Round Top, which entity holds two mineral property leases with the GLO to explore and develop a 950-acre rare earths project located in Hudspeth County, Texas, known as the Round Top Project. The leases expire in 2030 with provisions for automatic renewal if Round Top is producing in paying quantities (the receipt from the sale of materials exceeds all costs and expenses associated therewith for the prior 12 months). Round Top also holds prospecting permits covering 9,345 acres adjacent to the Round Top Project. The business strategy of Round Top is to develop a metallurgical process to concentrate or otherwise extract the metals from the Round Top Project’s rhyolite, conduct additional engineering, design, geotechnical work, and permitting necessary for a bankable feasibility study and then to extract mineral resources from the Round Top Project. There can be no assurance that Round Top will be successful in this endeavor. The Round Top Project has not established as of the date hereof that any of the properties contain any probable mineral reserves or proven mineral reserves under Item 1300 of Regulation S-K nor can there be any assurance that this will occur.

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

Operations Update

USARE, the operating manager of the Round Top project, continues to progress the Round Top Project toward operations. Over the last two years, Round Top achieved several milestones including: (i) favorable breaker trials with the goal to increase mine throughput; (ii) favorable CIX separation trials for rare earth elements indicating that the CIX technology employed can extract commercial quality rare earths from the Round Top Project ore; and (iii) favorable membrane concentration trials. The USARE Round Top team continues to pursue its plan to determine an efficient means of managing alumina content, to add gallium to its output and to maximize the value of the lithium content.

History of the Round Top Project

In May 2021, we contributed our assets in the Round Top Project to Round Top in exchange for our original 20% membership interest in Round Top. Between June 2023 through the date of this Annual Report, we elected not to contribute an aggregate of $898,740 to fund our cash calls and our membership interest in Round Top was diluted from 20% to 19.323%, our current membership interest in Round Top as of August 31, 2024 and the date of this Annual Report.

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

Our financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit from inception through August 31, 2024, of approximately $43,177,000 and has yet to achieve profitable operations, and projects further losses in the development of its business. At August 31, 2024, the Company had a working capital surplus of approximately $432,000; however the Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

The Company does not have sufficient capital to fund any cash calls expected during the fiscal year ending August 31, 2025, or thereafter. Moreover, the Company only has sufficient cash to fund expected general and administrative expenses through February 2025 (not for the entire fiscal year ending August 31, 2025). We have not been informed by Round Top of the estimated budget for the 12 months ended August 31, 2025. During the fiscal year ended August 31, 2024, we did not fund our $898,740 portion of the $4,200,996 total cash call by Round Top, and elected to incur dilution to our Round Top membership interest which as of August 31, 2024 and as the date of this Annual report was 19.323%. The failure of the Company to make required cash calls to Round Top during the remainder of our current fiscal year (and thereafter) will result in further dilution to our current 19.323% ownership interest. We currently expect to incur continued dilution to our membership interest in Round Top rather than to fund our cash call obligations during the fiscal year ending August 31, 2025. The Company will be required to raise additional capital to fund general and administrative expenses during the fiscal year ended August 31, 2025 as we currently only have capital sufficient to fund estimated general and administrative expenses through February 2025. There can be no assurance that the Company will be able to raise the necessary capital to fund its cash calls (if it determines not to continue to incur dilution) and expected general and administrative expenses to be incurred in the fiscal year ended August 31, 2025. We have no firm commitments for equity or debt financing and any financing that may be obtained will be on a best efforts basis. Based on these factors, there is substantial doubt as to the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of these financial statements. The failure to obtain sufficient financing may cause us to curtail, cease or discontinue operations.

Liquidity and Capital Resources

At August 31, 2024, our accumulated deficit was approximately $43,177,000 and our cash position was approximately $428,000. We had a working capital surplus of approximately $432,000. Round Top has not commenced commercial production on the Round Top Project. We have no revenues from operations and anticipate we will have no operating revenues until production from the Round Top Project, if any, of which there can be no assurance. This property is in the exploration stage.

During the fiscal year ending August 31, 2024, we did not fund our cash call obligations pursuant to the Operating Agreement. In lieu of funding $898,740 of cash calls during the fiscal year ended August 2024, we incurred dilution in our membership interest from 19.910% at August 31, 2023 to 19.323% at August 31, 2024. Subsequent to September 1, 2024 through the date of this Annual Report, we have not received a cash call notice from Round Top. We have not been advised by USARE with respect to any preliminary estimate of the Round Top Budget for the fiscal year ending August 31, 2025. Last year we were advised that the estimated budget for the fiscal year ended August 31, 2024 was anticipated to be between $15 million to $20 million, with the Company’s portion estimated to be between $3 million to $4 million. During the fiscal year ended August 31, 2024, the total expenditure on the Round Top Project by USARE (as we elected not to fund our portion, have USARE fund our portion, and in lieu thereof to incur dilution) was $4,200,996 (of which $898,740 was our portion funded by USARE when we elected to incur dilution rather than fund). It is possible that the Round Top Budget for the current fiscal year could exceed either the amount actually paid last fiscal year or what was budgeted for the last fiscal year, and it should be expected that in future periods the Round Top Budget will be higher. The Company likely will decide to incur dilution to its then current membership interest in lieu of funding in cash its Round Top Budget obligations during this fiscal year, as it currently does not have sufficient capital to fund any cash calls (and only has sufficient cash to fund estimated general and administrative expenses through February 2025); consequently our ownership interest in the Round Top Project will likely be further diluted during this current fiscal year. We will be required to raise additional capital to fund future cash calls from Round Top (unless we elect in lieu of making cash contributions to dilute our membership interest percentage, which dilution could be significant), and there can be no assurance that we will be able to raise the necessary capital to fund future Round Top cash calls (or estimated general and administrative expenses through the end of this current fiscal year). We estimate that our current cash position is only sufficient to fund estimated general and administrative expenses through February 2025.

We do not have sufficient cash on hand to fund any portion of the Round Top Budget during our current fiscal year nor to fund general and administrative expenditures throughout our current fiscal year (we have sufficient capital to fund our estimated general and administrative expenses only through February 2025). Therefore, we will need to raise additional capital to fund (i) our portion of the Round Top Budget if we elect not to dilute our Round Top membership interest and (ii) necessary general and administrative expenditures for our current fiscal year. If we elect to dilute our Round Top membership interest (through choice or as a result of the failure to raise capital), such event will result in the dilution to our Round Top membership interest. If we are not able to raise capital to fund our estimated general and administrative expenses for the balance of our current fiscal year, we will likely need to curtail operations. The most likely source of future financing presently available to us is through the sale of our securities. Any sale of our shares of Common Stock will result in dilution of equity ownership to existing stockholders. This means that if we sell shares of Common Stock, more shares will be outstanding and each existing stockholder will own a smaller percentage of the shares then outstanding. Moreover, the actual or perceived sale of additional shares of our Common Stock to raise capital could further depress the price of our Common Stock which could adversely impact our ability to raise capital, result in more dilution to be incurred by existing stockholders, and also negatively impact the dilution calculation with respect to our Round Top membership interest. Alternatively, we may rely on debt financing and assume debt obligations that require us to make substantial interest and capital payments. Also, we may issue or grant warrants or options in the future pursuant to which additional shares of Common Stock may be issued. Exercise of such warrants or options will result in dilution of equity ownership to our existing stockholders. We have no firm commitment with respect to obtaining debt or equity financing and, accordingly, we will be reliant upon a best efforts financing strategy. Accordingly, there is no assurance that we will be able to raise necessary capital, if any, to fund our portion of the Round Top Budget and our general and administrative expenses during the fiscal year ending August 31, 2025, the failure of which would likely cause us to curtail, discontinue or cease our operations.

Results of Operations

Fiscal Years ended August 31, 2024 and 2023

Revenue

During the fiscal year ended August 31, 2024 and 2023, we had no revenues. For the fiscal year ended August 31, 2024, our net loss was approximately $833,000. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $43,177,000 as of August 31, 2024.

Operating expenses and resulting losses from operations.

We incurred exploration costs for the fiscal years ended August 31, 2024 and 2023, in the amount of approximately $76,000 and $782,000, respectively. Expenditures during fiscal year 2024 and 2023 were primarily for our obligation to fund our portion of the cash requirements set forth by our joint venture agreement with USARE and for project contractors for our New Mexico mining exploration. Currently most of the expenditures associated with the USARE joint venture are funded by our joint venture partner, USARE.

Our general and administrative expenses for the fiscal year ended August 31, 2024 were approximately $877,000 of which approximately $245,000 were stock compensation for services. The remaining expenditures were primarily for payroll, professional fees and other general and administrative expenses necessary for our operations.

Our general and administrative expenses for the fiscal year ended August 31, 2023 were approximately $1,822,000 of which approximately $952,000 were stock compensation for services. The remaining expenditures were primarily for payroll, professional fees and other general and administrative expenses necessary for our operations.

We had losses from operations for the fiscal years ended August 31, 2024 and 2023 totaling approximately $954,000 and $2,604,000, respectively. We had a net loss for the fiscal year ended August 31, 2024 and 2023 totaling approximately $833,000 and $2,592,000, respectively. We earned interest from our cash balances of approximately $36,000 and $34,000 for the years ended August 31, 2024 and 2023, respectively. Other income in fiscal 2024 also included $85,000 as a reimbursement for expenses incurred in a prior fiscal year.

Off-Balance Sheet Arrangements

None

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position, or cash flow.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are fairly presented in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Management believes that the valuation of options granted to directors, officers, and consultants using the Black-Scholes model include critical accounting estimates and judgments that have a significant impact on our financial statements. The accounting policies are described in greater detail in Note 2 to our audited financial statements for the fiscal year ended August 31, 2024.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Texas Mineral Resources Corp.

Sierra Blanca, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Texas Mineral Resources Corp. (the Company) as of August 31, 2024 and 2023, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended August 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company does not have sufficient cash on hand to fund general and administrative expenses as they become due or to meet its funding requirements for its interest in Round Top Mountain Development, LLC, which would result in dilution of its ownership interest. The Company has not generated any revenues and the Company does not have resources sufficient to meet the projected funding requirements. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Houston, Texas

November 29, 2024

PCAOB ID #298

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

August 31, 2024 and 2023

	2024	2023
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$428,197	$1,079,307
Prepaid expenses and other current assets	46,090	39,577

Total current assets	474,287	1,118,884

Mineral properties, net	432,206	415,607

TOTAL ASSETS	$906,493	$1,534,491

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$42,664	$93,406

Total current liabilities	42,664	93,406

COMMITMENTS AND CONTINGENCIES	—

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and oustanding as of August 31, 2024 and 2023	—	—
Common stock, par value $0.01; 100,000,000 shares authorized, 74,343,827 and 73,728,262 shares issued and oustanding as of August 31, 2024 and 2023, respectively	743,439	737,283
Additional paid-in capital	43,297,421	43,047,824
Accumulated deficit	(43,177,031)	(42,344,022)

Total shareholders’ equity	863,829	1,441,085

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$906,493	$1,534,491

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended August 31, 2024 and 2023

	2024	2023

OPERATING EXPENSES
Exploration costs	$76,325	$781,547
General and administrative expenses	877,278	1,821,984

Total operating expenses	953,603	2,603,531

LOSS FROM OPERATIONS	(953,603)	(2,603,531)

OTHER INCOME
Interest income	35,594	34,259
Other income (expense), net	85,000	(22,689)

Total other income, net	120,594	11,570

NET LOSS	$(833,009)	$(2,591,961)

Net loss per share:
Basic and diluted net loss per share	$(0.01)	$(0.04)

Weighted average shares outstanding:
Basic and diluted	73,934,797	73,199,501

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended August 31, 2024 and 2023

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(833,009)	$(2,591,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	—	1,164
Loss on disposal of property and equipment	—	22,689
Stock based compensation	244,753	952,146
Changes in current assets and liabilities:
Prepaid expenses and other current assets	(6,513)	253,553
Accounts payable and accrued liabilities	(50,742)	52,305

Net cash used in operating activities	(645,511)	(1,310,104)

CASH FLOWS FROM INVESTING ACTIVITIES
Return of deposits	—	7,500
Purchases of mineral properties	(16,599)	—
Proceeds from maturing short-term investment	—	505,611

Net cash provided by (used in) investing activities	(16,599)	513,111

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock options and warrants	11,000	38,000

Net cash provided by financing activities	11,000	38,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(651,110)	(758,993)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,079,307	1,838,300

CASH AND CASH EQUIVALENTS, END OF PERIOD	$428,197	$1,079,307

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$—	$—

Taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended August 31, 2024 and 2023

					Additional
	Preferred Stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at August 31, 2022	—	$—	72,869,220	$728,692	$42,066,269	$(39,752,061)	$3,042,900

Stock based compenstaion	—	—	136,544	1,366	166,304	—	167,670
Common stock issued for prior services rendered	—	—	612,498	6,125	(6,125)	—	—
Common stock options issued for services	—	—	—	—	784,476	—	784,476
Common stock issued upon exercise of options and warrants	—	—	110,000	1,100	36,900	—	38,000
Net loss	—	—	—	—	—	(2,591,961)	(2,591,961)

Balance at August 31, 2023	—	—	73,728,262	737,283	43,047,824	(42,344,022)	1,441,085

Stock based compenstaion	—	—	565,564	5,656	200,022	—	205,678
Common stock options issued for services	—	—	—	—	39,075	—	39,075
Common stock issued upon exercise of options and warrants	—	—	50,000	500	10,500	—	11,000
Net loss	—	—	—	—	—	(833,009)	(833,009)

Balance at August 31, 2024	—	$—	74,343,826	$743,439	$43,297,421	$(43,177,031)	$863,829

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2024 AND 2023

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

We are a mining company engaged in the business of owning, acquiring, exploring and developing mineral properties. At August 31, 2024, we owned a 19.323% membership interest in Round Top Mountain Development, LLC, a Delaware limited liability company (“Round Top” or “RTMD”), which entity holds two mineral property leases with the GLO to explore and develop a 950-acre rare earths project located in Hudspeth County, Texas, known as the Round Top Project. The leases expire in 2030. Round Top also holds prospecting permits covering 9,345 acres adjacent to the Round Top Project. The business strategy of Round Top is to develop a metallurgical process to concentrate or otherwise extract the metals from the Round Top Project’s rhyolite, conduct additional engineering, design, geotechnical work, and permitting necessary for a bankable feasibility study and then to extract mineral resources from the Round Top Project. The Round Top Project has not established as of the date hereof that any of the properties contain any probable mineral reserves or proven mineral reserves under Item 1300 of Regulation S-K (“Item 1300”).

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

Going Concern

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit from inception through August 31, 2024, of approximately $43,177,000 and has yet to achieve profitable operations, and projects further losses in the development of its business.

At August 31, 2024, the Company had a working capital surplus of approximately $432,000, however the Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should we be unable to continue as a going concern.

We do not have sufficient cash on hand to fund any portion of the Round Top Budget during our current fiscal year nor to fund general and administrative expenditures throughout our current fiscal year (we have sufficient capital to fund our estimated general and administrative expenses only through February 2025). In accordance with our current projected budget, the Company does not have sufficient capital to fund its total cash calls and expected general and administrative expenses during the fiscal year ending August 31, 2025. Failure by the Company to make required cash calls to Round Top during the twelve month period from the issuance date of these financial statements, would result in dilution to its membership interest in Round Top, which is 19.323% at August 31, 2024. Accordingly, the Company may be required to raise additional capital to fund its obligations during the fiscal year ended August 31, 2025. There can be no assurance that the Company will be able to raise the necessary capital to fund its cash calls (if it elects not to dilute its membership interest in lieu of funding the cash calls) and expected general and administrative expenses. The Company may also seek to obtain short-term loans from the directors of the Company. Based on these factors, there is substantial doubt as to the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of these financial statements.

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

Long-lived Assets

The Company reviews the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through operations. To determine if these costs are in excess of their recoverable amount, periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC 360”), Property, Plant and Equipment. The Company’s assets susceptible to impairment analysis are the mineral properties described in Note 4.

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

The Company recognizes and measures a tax benefit from uncertain tax positions when it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company adjusts these liabilities when its judgement changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate or future recognition of an unrecognized tax benefit. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. The Company recognizes interest and penalties related to unrecognized tax positions within the income tax expense line in the consolidated statements of operations. Management believes the Company has no uncertain tax positions at August 31, 2024 and 2023.

Basic and Diluted Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share on the face of the consolidated statements of operations. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period, including stock options and warrants using the treasury method. Dilutive income (loss) per share excludes all potential common shares if their effect is anti-dilutive.

At August 31, 2024, options to purchase 920,000 shares of common stock were outstanding but not included in the computation of dilutive earnings per share because these options were antidilutive.

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

Upon entry into the Contribution Agreement, USARE assigned the following assets to Round Top (or the Company, as applicable) for its initial 80% membership interest in Round Top:

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

In August 2024, Round Top paid the State of Texas a delay rental to extend the term of the lease in an amount equal to $134,155.

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

In August 2024, Round Top paid the State of Texas a delay rental to extend the term of the lease in an amount equal to $13,500.

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

Potential Santa Fe Gold Corporation/Alhambra Project

In November 2021, the Company entered into a mineral exploration and option agreement with Santa Fe Gold Corporation (“Santa Fe”). Under the option agreement, the Company has the right to pursue a joint venture arrangement with Santa Fe to jointly explore and develop a target silver property to be selected by the Company among patented and unpatented mining claims held by Santa Fe within the Black Hawk Mining District in Grant County, New Mexico. Completion of a joint venture agreement, if any, is subject to the successful outcome of a multi-phase exploration plan leading to a bankable feasibility study to be undertaken in the near future by the Company. Under the contemplated terms of the proposed joint venture agreement, the Company would be project operator and initially own 50.5% of the joint venture while Santa Fe would initially own 49.5%. Additional terms of the joint venture are to be negotiated between the Company and Santa Fe in the future.

Under the terms of the option agreement, the Company plans to conduct a district-wide evaluation among the patented and unpatented claims held by Santa Fe, as well as the area of interest, consisting of geologic mapping, sampling, trenching, radiometric surveying, geophysics, drilling and/or other methods as warranted. Based on the district-wide evaluation, the Company would designate a “project area or areas,” the size or sizes of which will be decided at the time, and commence development work. The property covered in the option agreement is approximately 1,600 acres and covers approximately 75% of the Black Hawk Mining District. The area to be studied also includes a two-mile radius “area of interest.” The term of the option is for so long as the Company continues to conduct exploration activities in the Project Area (although there can be no assurance that the Company will continue to conduct exploration activities in any future period, due to lack of financial resources or otherwise) and can be exercised on 60 days’ notice to Santa Fe. During the term of the option and subject to limited exceptions, Santa Fe has agreed not to transfer any portion of its patented and unpatented mining claims within the Black Hawk Mining District without granting the Company the right of first refusal.

NOTE 5 – INCOME TAXES

The following table sets forth a reconciliation of the federal income tax benefit to the United States federal statutory rate of 21% for the years ended August 31, 2024 and 2023:

	2024	2023
Income tax benefit at 21% statutory rate	$174,932	$544,311
Stock-based compensation	(51,398)	(199,950)
Increase in valuation allowance	(123,534)	(344,361)
	$—	$—

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as a deferred tax asset and liability. Significant components of the deferred tax assets are set out below along with a valuation allowance to reduce the net deferred tax asset to zero.

Management has established a valuation allowance because, based on an analysis of the tax benefits underlying deferred tax assets, it is unable to establish that it is more-likely-than-not that a tax benefit will be realized. Significant components of deferred tax asset at August 31, 2024 and 2023 are as follows:

	2024	2023
Net operating loss carryforward	$4,810,496	$4,702,990
Difference in property and equipment basis	977,043	961,015
Less valuation allowance	(5,787,539)	(5,664,005)
Net deferred tax asset	$—	$—

As a result of a change in control effective in April 2007, net operating losses prior to that date may be partially or entirely unavailable under tax law, to offset future income and; accordingly, these net operating losses are excluded from deferred tax assets.

The net operating loss carryforward in the approximate amount of $22,983,000 began to expire in 2022. The Company files income tax returns in the United States and in one state jurisdiction. With few exceptions, the Company is no longer subject to United States federal income tax examinations for fiscal years ending before 2022 and no longer subject to state tax examinations for years before 2021.

NOTE 6 – SHAREHOLDERS’ EQUITY

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

Following is an analysis of common stock issuances during the years ended August 31, 2024 and 2023:

Issuances during the fiscal year ended August 31, 2024

In October 2023, the Company issued 56,547 shares of common stock to directors for fees earned and expensed during the year ended August 31, 2023.

During the year ended August 31, 2024, the Company issued 509,017 shares of common stock valued at a market value of $152,845, as payment for director fees. In addition, the Company recognized stock compensation and a corresponding charge to additional paid-in capital in the amount of $52,833 for director’s fees earned during the quarter ended August 31, 2024. The Company issued the related 244,599 shares of common stock in October 2024.

During the year ended August 31, 2024, the holder of 50,000 common stock options were exercised for total cash consideration of $11,000. The exercise price of the common stock options was $0.22 per share.

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

In January 2020, the Company entered into three separate consulting agreements for total consideration of 699,999 shares of common stock (233,333 per agreement). The common stock underlying the agreements had a total market value of $448,000, based on the $0.64 quoted market price per share of the common stock on the agreement date. The right to receive the common stock is subject to ratable vesting over a 24-month period and at August 31, 2022, all 699,999 shares had vested and 87,501 shares had been issued. The Company recognized no compensation expense under these consulting agreements during the years ended August 31, 2023 and 2022. The consultants had requested that the Company hold the remaining shares issuable under the agreements in trust to allow the consultants to request their shares as they vest. During the year ended August 31, 2023, the Company issued the remaining 612,498 shares under the agreement.

During the year ended August 31, 2023, the holders of 110,000 common stock options were exercised for total cash consideration of $38,000. The exercise price of the common stock options ranged from $0.22 to $0.45 per share.

Options

The following table sets forth certain information as of August 31, 2024 and 2023 concerning common stock that may be issued upon the exercise of options issued under the Amended 2008 Plan and outside of the Amended 2008 Plan (all options are fully vested and exercisable at August 31, 2024 and 2023):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding, vested and exercisable at August 31, 2022	520,000	$0.31	2.79	$693,300
Options granted	620,000	1.11	—	—
Options exercised	(110,000)	0.35	—	—
Options cancelled/forfeited/expired	--	0.45	—	—

Outstanding, vested and exercisable at August 31, 2023	1,030,000	0.31	2.79	693,300
Options granted	120,000	1.97	—	—
Options exercised	(50,000)	0.22	—	—
Options cancelled forfeited/expired	(120,000)	0.45	—	—

Options vested and exercisable at August 31, 2024	920,000	$0.91	4.37	$784,476

In September 2008, the Board adopted the 2008 Stock Option Plan (the “2008 Plan”), which was approved by the Company’s shareholders and provided 2,000,000 shares available for grant. In 2011, 2012, and 2016, the Board adopted amendments to the 2008 Plan, approved by the shareholders, that increased the shares available for issuance under the 2008 Plan by a total of 7,000,000 shares (as amended, the “Amended 2008 Plan”). No further securities are eligible to be issued pursuant to the Amended 2008 Plan.

During the year ended August 31, 2024, the Company granted a total of 120,000 non-qualified, non-plan stock options, with a fair value of $39,075 on the date of grant, to a consultant. The fair value of the options was determined using the Black-Scholes option-pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 4.00%, (ii) estimated volatility of 202% (iii) dividend yield of 0.00% and (iv) expected life of all options of 5 years. The Company recognized the full $39,075 as compensation expense during the year ended August 31, 2024.

During the year ended August 31, 2024, the holder of 50,000 common stock options were exercised for total cash consideration of $11,000. The exercise price of the common stock options was $0.22 per share.

During the year ended August 31, 2023, the Company granted a total of 120,000 non-qualified, non-plan stock options, with a fair value of $146,928 on the date of grant, to a consultant. The fair value of the options was determined using the Black-Scholes option-pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 4.00%, (ii) estimated volatility of 202% (iii) dividend yield of 0.00% and (iv) expected life of all options of 5 years. The Company recognized the full $146,928 as compensation expense during the year ended August 31, 2023

During the year ended August 31, 2023, the Company granted a total of 500,000 non-qualified, non-plan stock options, with a fair value of $637,548 on the date of grant, to Mr. Marchese for services rendered as chairman of the board of directors. The fair value of the options was determined using the Black-Scholes option-pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 5.00%, (ii) estimated volatility of 194% (iii) dividend yield of 0.00% and (iv) expected life of all options of 5 years. The Company recognized the full $637,548 as compensation expense during the year ended August 31, 2023.

Warrants

Warrant activity for the years ended August 31, 2024 and 2023 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding and exercisable at August 31, 2022	12,000	$0.04	1.0	$23,780
Warrants granted	—	—	—	—
Warrants exercised	—	—	—	—
Warrants cancelled/forfeited/expired	(12,000)	0.04	—	—
Outstanding and exercisable at August 31, 2023	—	—	—	—
Warrants granted	—	—	—	—
Warrants exercised	—	—	—	—
Warrants cancelled forfeited/expired	—	—	—	—
Outstanding and exercisable at August 31, 2024	—	$—	—	$—

NOTE 7 – SUBSEQUENT EVENTS

In October 2024, we issued 244,599 shares of common stock to our directors for accrued director fees earned from June through August 2024.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended August 31, 2024, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

As a result of the existence of these material weaknesses as of August 31, 2024, management has concluded that we did not maintain effective internal control over financial reporting as of August 31, 2024, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our current directors and executive officers. The term for each director expires at our next Annual Meeting or until his successor is appointed and qualified. The ages of the directors and officers are shown as of August 31, 2024:

Name	Age	Current Office with Company	Positions Held Since
Daniel E. Gorski	87	Director Chief Executive Officer	January 2007 August 2012
Anthony Marchese	68	Director	December 2009
Cecil Wall	93	Director	August 2007
Peter Denetclaw	65	Director	August 2019
LaVern (Vern) Kenneth Lund	51	Director	May 2022
Kevin Francis	64	Director	November 2020
Donald E Hulse	65	Director	March 2024
Deepak Malhotra	76	Director	March 2024
Wm Chris Mathers	65	Chief Financial Officer	February 2016

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

Peter Denetclaw, Jr. – Mr. Denetclaw has served as a manager of Freeport McMoran since 2008. Mr. Denetclaw has served as vice-chair of the management committee for Navajo Transitional Energy Company (“NTEC”) since 2014. Mr. Denetclaw’s specific mining and business experience and qualifications led the Board to conclude that Mr. Denetclaw, Jr. should serve as a member of the Board of Directors.

LaVern Kenneth Lund – Mr. Lund began his career as an Engineer with North American Coal Corporation (NACoal) in 1996. Mr. Lund has served as chief executive officer of NTEC since February 1, 2022. Over the past 25 years prior to employment with NTEC Company, Mr. Lund had held various technical, operational management and executive level positions, including over 18 years of field operating experience while working at five different surface mines located in North Dakota, Texas and Mississippi. Mr. Lund is a Registered Professional Engineer in the state of Mississippi. He also holds a Masters of Business Administration from Auburn University and is a graduate of Wharton Advanced Management Program. Mr. Lund’s specific mining and business experience and qualifications led the Board to conclude that Mr. Lund should serve as a member of the Board of Directors.

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

Donald Hulse – Mr. Hulse has served as director of business development and mining at Forte Dynamics, Inc. since January 2023, served as a corporate vice-president of WSP USA from July 2021 until December 2023, and served as vice president mining of Gustavson Associates LLC from February 2008 until July 2021. Mr. Hulse has 40 years of experience in the mining industry, including technical and general management in a multi-cultural/multi-lingual environment. Mr. Hulse has performed due diligence review and consulting in mineral resources and mine design and planning in North and South America, Europe and Asia. Mr. Hulse’s project experience includes involvement with gold, silver, base metals, and industrial minerals. Mr. Dulse has led project teams through permitting, construction and commissioning of two mines in Mexico, and has been a team member for strategic re-engineering three gold operations. Mr. Hulse was an adjunct professor at Colorado School of Mines from August 2022 through December 2022 and received a B.S. degree in 1982 from the Colorado School of Mines. Mr. Hulse is a licensed engineer and a “qualified person” as defined in Item 1300 of Regulation S-K for purposes of reporting on mineral assets for SEC purposes. Mr. Hulse’s mining experience and qualifications led the Board to believe that Mr. Hulse is qualified to serve as a member of the Board.

Deepak Malhotra – Mr. Malhotra has served as president and principal of Resource Development Inc., a metallurgical testing and consulting company that he formed, since 1990. Mr. Malhotra has over 40 years of experience providing consulting services in process design, process development, plant auditing, project management, and capital and opening cost estimates. Mr. Malhotra serves or has served as a director of the following public companies: (i) Rare Earth Ridge Resources since 2023; (ii) Euro Pacific Materials since 2018; (iii) Magellan Gold Corp. from 2016 to December 2023; (iv) Teako Gold Corp. from 2020 to 2022; (v) Cardero Resources from 2016 to 2021; (vi) Canagold Corp. from 2015 to 2022; (vii) Pro Solv Consulting from 2018 to 2022; and (viii) Resources Development Inc. from 1990 to 2022. Mr. Malhotra holds a Ph.D. in mineral economics and a M.S. in metallurgical engineering. Mr. Malhotra specializes in strategic planning due diligence, acquisitions, divestures, training, feasibility studies, preparation of N143-101 documents, and more. Mr. Malhotra has managed projects in research, process development for new projects, processing plant troubleshooting, plant audits, detailed engineering and overall business management. Mr. Malhotra has assisted in the commercialization of 15 plants worldwide with capital ranging from $50 to $750 million and has performed more than 25 audits of mining operations worldwide. Mr. Malhotra holds four patents and has published over 60 articles and edited several books. Mr. Malhotra’s mining experience and qualifications led the Board to believe that Mr. Malhotra is qualified to serve as a member of the Board.

Wm. Chris Mathers – Mr. Mathers has served as chief financial officer of the Company since 2016. Mr. Mathers is a senior finance and accounting professional with more than 40 years of experience in financial accounting, mergers and acquisition, Securities and Exchange Commission compliance and operational and administrative support. Mr. Mathers holds a BBA in Accounting from Southwestern University at Georgetown, Texas, and is a certified public accountant. Mr. Mathers began his career in public accounting in 1981 with the accounting firm of Price Waterhouse focusing on multi-national public audits. From 1983 through 1989, Mr. Mathers was in private practice focusing on tax preparation, and the financial audits of corporations, partnerships and individuals. From 1989 through 1993, Mr. Mathers was a Controller and Administrative Officer of GJR Investments, Inc., a national real estate firm. Beginning in 1994, Mr. Mathers began work as chief financial officer for several privately and publicly held companies, including: InterSystems, Inc. of Houston, Texas, a multi-state manufacturing firm; Nexus Custom Electronics, Inc., a manufacturer of circuit boards to private industry and the U.S. Department of Defense; Interactive Nutrition International, Inc., Ottawa, Canada, a manufacturer of Nutritional products.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our directors and executive officers with any other person, including directors and executive officers, pursuant to which the director or officer was selected to serve in such position, except as set forth below.

Pursuant to the investment by NTEC in 2019, NTEC has the right to appoint two director nominees as long as its ownership is at least 2,555,813 shares of our common stock. Messrs. Denetclaw and Lund are the NTEC nominees and currently serve as directors.

Family Relationships

None of our directors or executive officers are related by blood, marriage, or adoption to any other director or executive officer.

Board of Directors Structure

The Company’s current bylaws require the Board to consist of one or more directors, the number of directors to be determined from time to time by resolution of the stockholders or by resolution of the Board. The current Board is composed of eight directors.

Director Independence

The Company currently has six independent directors, as defined by the OTC Markets Group OTCQB independence standards, as follows:

●	Anthony Marchese
●	Cecil Wall
●	Peter Denetclaw
●	LaVern Lund
●	Kevin Francis
●	Deepak Malhotra

Meetings of the Board and Board Member Attendance at Annual Meeting

During the fiscal year ending August 31, 2024, the Board held four (4) meetings of the Board. None of the directors attended fewer than 75% of the board meetings which occurred during their tenure on the Board.

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

Audit Committee and Audit Committee Financial Experts

The Company has a standing Audit Committee and audit committee charter, which complies with Rule 10A-3 of the Exchange Act. The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is currently comprised of three (3) directors, all of whom, in the opinion of the Board, are independent (in accordance with the OTC Markets Group, Inc. OTCQB independence standards), being Anthony Marchese (Chairman), LaVern Lund and Cecil Wall. Mr. Marchese is a “financial expert” as defined under Item 407(d)(5) of Regulation S-K.

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

A copy of the Audit Committee charter is available for review on the Company’s website at https://tmrcorp.com/.

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

In the course of providing its oversight responsibilities regarding the audited annual financial statements for the year ended August 31, 2024, the Committee reviewed the audited annual financial statements for the year ended August 31, 2024 with management and the Company’s independent auditors. The Committee reviewed accounting principles, practices, and judgments as well as the adequacy and clarity of the notes to the financial statements.

The Committee reviewed the independence and performance of the independent auditors who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States of America, and such other matters as required to be communicated by the independent auditors in accordance with Auditing Standard No. 1301, Communications with Audit Committees, issued by the Public Company Accounting Oversight Board (“PCAOB”).

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

In reliance on the reviews and discussions referred to above, the Committee recommended to the Board, and the Board has approved, that the audited financial statements be included in the Annual Report to the SEC on Form 10-K for the year ended August 31, 2024. The Committee and the Board have also recommended the selection of Ham, Langston & Brezina, L.L.P. as independent auditors for the Company for the fiscal year ending August 31, 2024.

Submitted by the Audit Committee Members

Anthony Marchese (Chairman)
Cecil Wall LaVern Lund

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

The Compensation Committee does not and cannot delegate its authority to determine director and executive officer compensation. Our Compensation Committee and management did not engage the services of an external compensation consultant during fiscal year 2024.

A copy of the Compensation Committee charter is available for review on the Company’s website at https://tmrcorp.com/.

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

A copy of the Corporate Governance and Nominating Committee charter is available on the Company’s website at https://tmrcorp.com/.

Board Diversity

The Company does not have a formal policy regarding diversity in the selection of nominees for directors. The Corporate Governance and Nominating Committee does, however, consider diversity on an informal basis as part of its overall selection strategy.

Recommendations to the Board

The Corporate Governance and Nominating Committee will consider recommendations for director nominees made by stockholders and others if these individuals meet the criteria for consideration. For consideration by the Corporate Governance and Nominating Committee, the nominating stockholder or other person must provide the corporate secretary at the Company’s principal offices with information about the nominee, including the detailed background of the suggested candidate that will demonstrate how the individual meets the Company’s director nomination criteria. If a candidate proposed by a stockholder meets the criteria, the individual will be considered on the same basis as other candidates. There have been no changes to the procedures by which stockholders may recommend nominees to the board of directors.

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

Insider Trading Policy and Prohibition against Hedging and Pledging Transactions

Pursuant to our amended and restated insider trading policy adopted in November 2024 which was filed as an exhibit to the Annual Report (“Insider Trading Policy”), short sales of the Company’s securities are prohibited. This prohibition also applies to any derivative securities that provide the economic equivalent of ownership of any of the Company’s securities or an opportunity, direct or indirect, to profit from any change in the value of the Company’s securities. In addition, pledging of our securities as collateral for a loan (or modifying an existing pledge) is not permitted.

The Insider Trading Policy sets forth the procedures governing the purchase, sale, and/or other disposition of the Company’s common stock by officers, directors and employees designed to promote compliance with insider trading laws, rules and regulations. Neither any executive officer or director nor the Company adopted or terminated a Rule 10b5-1 trading arrangement (or non-Rule 10b5-1 trading arrangement) during the last fiscal quarter of our fiscal year ended August 31, 2024.

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

The Company’s Code of Business and Ethical Conduct is available on our web site at https://tmrcorp.com/. A copy of the Code of Business and Ethical Conduct will be provided to any person without charge upon written request to the Company at its executive offices. We intend to disclose any waiver from a provision of the Code of Business and Ethical Conduct that applies to any of the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions that relates to any element of the Company’s Code of Business and Ethical Conduct on the Company’s website. No waivers were granted from the requirements of the Code of Business and Ethical Conduct during the year ended August 31, 2024, or during the subsequent period thereto.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years stated for those persons who were, at August 31, 2024 named executive officers. “Named Executive Officer” means: (a) each principal executive officer, (b) the two most highly compensated executive officers other than the principal executive officer, at the end of the most recently completed financial year; and (c) up to two additional individuals who would be an Named Executive Officer under paragraph (b) but for the fact that the individual was not serving as an executive officer of the Company at the end of that financial year. There are only two Named Executive Officers, each of which is listed below.

Summary Compensation Table

Name and principal position	Year	Salary (US$)	Bonus (US$)	Stock or Option Awards (US$)	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (US$)	Total Compensation (US$)
Daniel Gorski	2024	$120,000	—	—	—	—	—	$120,000
Chief Executive Officer	2023	$120,000	—	—	—	—	—	$120,000

Wm Chris Mathers	2024	$60,000	—	—	—	—	—	$60,000
Chief Financial Officer	2023	$60,000	—	—	—	—	—	$60,000

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

The Board doesn’t grant equity awards to its Named Executive Officers and has no written policy regarding the timing of any awards to Named Executive Officers.

As required under SEC rules adopted pursuant to the Dodd-Frank Act and Item 402(v) of Regulation S-K, we are providing the following information about the relationship between executive compensation and certain measurements of the Company’s performance.

The following table sets forth the information of our NEOs, consisting of the Company’s primary executive officer (“PEO”) and primary financial officer (“PFO”) for the fiscal years ended August 31, 2024 and 2023. The amounts represented under “compensation actually paid” (“CAP”) were computed in accordance with SEC rules relative to Item 402(v) of Regulation S-K.

Pay Versus Performance Table

Year	Summary compensation table total for first PEO (1)	Summary compensation table total for second PEO (2)	Compensation actually paid to first PEO	Compensation actually paid to second PEO	Average summary compensation table total for non-PEO NEOs (3)	Average compensation actually paid to non-PEO and NEOs (3)	Value of initial fixed $100 investment based on total shareholder return	Net income (Loss)
8/31/2023	$120,000	$60,000	$120,000	$60,000	$—	$—	$142.03	$(2,591,961)
8/31/2024	$120,000	$60,000	$120,000	$60,000	$—	$—	$40.31	$(833,009)

(1) Represents amounts actually paid to our CEO Daniel E Gorski

(2) Represents amounts actually paid to our CFO Wm Chris Mathers

(3) No non-PEO NEOs were paid by the Company as there exists only two employees, Messrs. Gorski and Mathers.

Executive Compensation Agreements and Summary of Executive Compensation

During the year ended August 31, 2024, the Board and the Company’s Compensation Committee were responsible for establishing a compensation policy and administering the compensation programs of the Company’s executive officers.

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

Stock Incentive Awards

The Compensation Committee believes that the use of direct stock awards is at times appropriate for employees, and in the future may use direct stock awards to reward outstanding service or to attract and retain individuals with exceptional talent and credentials. The use of stock options and other awards would be intended to strengthen the alignment of interests of executive officers and other key employees with those of our stockholders.

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

Outstanding Equity Awards At Fiscal Year-End

There were no awarded stock options previously issued to Named Executive Officers that were outstanding as of August 31, 2024.

Nonqualified Deferred Compensation

The Company does not offer nonqualified deferred compensation to any of its named executive officers.

Compensation Policy and Practices as it Relates to Risk Management

Neither the Compensation Committee nor the Board believe that the Company’s compensation practices provide any material risk to, or have an adverse effect on, the Company, as the compensation consists solely of salary. There is no golden parachute or change of control compensation arrangements..

Director Compensation

The following table sets forth the compensation granted to our directors during the fiscal year ended August 31, 2024. No cash director fees are paid and this has been the Company’s policy for more than the last two fiscal years. All director fees for services rendered are paid through the issuance of shares of Company Common Stock or through non-qualified options to purchase shares of Company Common Stock. No director compensation is paid to Mr. Gorski.

	Fees Paid or	Fee Paid or
	Earned in	Earned in		Option
	Cash	Stock		Awards	Total
Name	($)	($)		($)	($)
Anthony Marchese	$—	$61,000	(1)	$--	$61,000
Cecil Wall	$—	$31,000	(1)	$—	$31,000
Peter Denetclaw, Jr.	$—	$27,000	(1)	$—	$27,000
LaVern Lund	$—	$29,000	(1)	$—	$29,000
Kevin Francis	$—	$35,000	(1)	$—	$35,000
Donald E Hulse	$	$11,334	(1)	$	$11,334
Deepak Malhotra	$	$11,334	(1)	$	$11,334

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

The following tables set forth information as of November 18, 2024, regarding the ownership of the Company’s common stock by: (i) each Named Executive Officer, each director and all of the Company’s directors and executive officers as a group; and (ii) each person who is known by us to own more than 5% of the Company’s shares of common stock. The number of shares beneficially owned and the percentage of shares beneficially owned are based on 74,588,426 shares of common stock outstanding as of November 18, 2024.

Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. Shares subject to options that are exercisable within 60 days following November 18, 2024 are deemed to be outstanding and beneficially owned by the optionee for the purpose of computing share and percentage ownership of that optionee but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percent of Class Beneficially Owned
Daniel E. Gorski	7,006,423		9.3%
Anthony Marchese	6,668,270	(1)	8.8%
Cecil Wall	2,010,647	(2)	2.7%
Wm Chris Mathers	488,454		*
Peter Denetclaw, Jr.	10,234,371	(3)	13.6%
LaVern Lund	10,242,538	(4)	13.6%
Kevin Francis	160,118		*
Donald E. Hulse	45,736		*
Deepak Malhotra	45,736		*
All directors and executive officers as a group (9 persons)	26,950,528	(5)	35.7%
Navajo Transitional Energy Company	10,111,883	(6)	13.6%

* Less than 1%.

(1)	Consists of (i) 3,903,563 shares of Common Stock owned individually, (ii) 2,264,707 shares of common stock registered in the name of the Insiders Trend Fund, LP., an entity in which Mr. Marchese serves as general partner and chief investment officer, and (iii) 500,000 shares of common stock underlying a currently exercisable option.

(2)	Consists of (i) 86,493 shares of Common Stock owned by Cecil Wall individually and (ii) 1,924,154 shares of Common Stock owned by various trusts controlled by Mr. Wall.

(3)	Comprised of (i) 122,488 shares of Common Stock owned individually and (ii) 10,111,883 shares of common stock owned by Navajo Transitional Energy Company, of which Mr. Denetclaw is deemed to be a beneficial owner.

(4)	Comprised of (i) 130,655, shares of Common Stock owned individually and (ii) 10,111,883 shares of common stock owned by Navajo Transitional Energy Company, of which Mr. Lund is deemed to be a beneficial owner.

(5)	Includes (i) 500,000 shares of common stock underlying a currently exercisable option owned by Mr. Marchese and 2,264,707 shares of common stock owned by an entity controlled by Mr. Marchese, (ii) 10,111,883 shares of common stock owned by Navajo Transitional Energy Company, of which each of Messrs. Lund and Denetclaw are deemed to be a beneficial owner, and (iii) 1,924,154 shares of common stock owned by various trusts controlled by Mr. Wall.

(6)	Messrs. Denetclaw and Lund have voting and investment power with respect to these shares.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, the Company believes that during fiscal year ended August 31, 2024 the filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, except for : (i) Mr. Lund was issued 8,558 shares of the Company’s Common Stock on October 9, 2023, as a director and failed to timely file a Form 4; (ii) Mr. Lund was issued 19,068 shares of the Company’s Common Stock on May 6, 2024 as a director and failed to timely file a Form 4; (iii) Mr. Lund was issued 31,840 shares of the Company’s Common Stock on August 1, 2024 as a director and failed to timely file a Form 4; (iv) Mr. Denetclaw was issued 19,068 shares of the Company’s Common Stock on May 6, 2024 as a director and failed to timely file a Form 4; (v) Mr. Wall was issued 22,246 shares of the Company’s Common Stock on May 6, 2024 as a director and failed to timely file a Form 4; (vi) Mr. Francis was issued 11,450 shares of the Company’s Common Stock on October 9, 2023 as a director and failed to timely file a Form 4; (vii) Mr. Francis was issued 28,602 shares of the Company’s Common Stock on February 9, 2024 as a director and failed to timely file a Form 4; (viii) Mr. Francis was issued 25,424 and 35,377 shares of the Company’s Common Stock on May 6, 2024 and August 1, 2024, respectively, as a director and failed to timely file a Form 4; (ix) Mr. Malhotra was issued 21,816 shares of the Company’s Common Stock on August 29, 2024 as a director and failed to timely file a Form 4, and (x) Mr. Marchese was issued 19,323 shares of the Company’s Common Stock on October 9, 2023, 49,258 shares of the Company’s Common Stock on February 9, 2024, 46,081 shares of the Company’s Common Stock on May 6, 2024 and 58,373 shares of the Company’s Common Stock on August 1, 2024, as a director and failed to timely file a Form 4.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditor, Ham, Langston & Brezina, L.L.P., for our two fiscal years ended August 31, 2024 and 2023, respectively:

	Years Ended August 31,
	2024	2023
Audit Fees	$88,950	$79,000
Audit Related Fees	—	—
Tax Fees	5,250	5,000
All Other Fees	—	—

Total	$94,200	$84,000

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

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The Audit Committee has adopted procedures requiring the Audit Committee to review and approve in advance, all particular engagements for services provided by the Company’s independent auditor. Consistent with applicable laws, the procedures permit limited amounts of services, other than audit, review or attest services, to be approved by one or more members of the Audit Committee pursuant to authority delegated by the Audit Committee, provided the Audit Committee is informed of each particular service. All of the engagements and fees for 2024 were pre-approved by the Audit Committee. The Audit Committee reviews with Ham, Langston & Brezina, L.L.P., whether the non-audit services to be provided are compatible with maintaining the auditor’s independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Documents filed as part of this Annual Report on Form 10-K or incorporated by reference:

(1)	The financial statements are listed on the “Index to Financial Statements” in Item 8.

(2)	Financial Statement Schedules (omitted because the Company is a smaller reporting issuer).

The following exhibits are attached hereto or are incorporated by reference:

Exhibit No.	Description
2.1	Plan of Conversion, dated August 24, 2012, incorporated by reference to Exhibit 2.1 of our Form 8-K filed with the SEC on August 29, 2012.

3.1	Delaware Certificate of Conversion, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on August 29, 2012.

3.2	Delaware Certificate of Incorporation, incorporated by reference to Exhibit 3.2 of our Form 8-K filed with the SEC on August 29, 2012.

3.3	Delaware Certificate of Amendment, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on March 18, 2016

3.4	Delaware Bylaws, incorporated by reference to Exhibit 3.3 of our Form 8-K filed with the SEC on August 29, 2012.

3.5	Common Stock, par value $0.01; 100,000,000 shares authorized, 72,869,220 shares issued and outstanding as of August 31, 2022.

4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.

4.2	Form of Warrant Indenture, incorporated by reference to Exhibit 4.2 of our Form S-1/A filed with the SEC on December 10, 2014.

4.3	Form of Class A Warrant, included as Schedule A in Exhibit 4.2.

4.4	Form of Class B Warrant, included as Schedule B in Exhibit 4.2.

10.1	Amended and Restated 2008 Stock Option Plan, incorporated by reference to Exhibit 10.1 of our Form 10-Q for the period ended May 31, 2011 filed with the SEC on July 15, 2011.

10.2	Mining Lease, incorporated by reference to Exhibit 10.2 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.

10.3	Mining Lease dated November 2011 with the State of Texas, incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.4	Purchase option agreement dated September 2014 with the State of Texas, incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.5	Groundwater lease dated September 2014 with the State of Texas, incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.6	ReeTech Operating Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on July 21, 2015

10.7	Amendment Number One to the Reetech Operating Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on November 30, 2015

10.8	Amendment Number One to the TRER License, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K as filed with the Commission on November 30, 2015

10.9*	Director’s Agreement by and between the Company and Anthony Marchese, incorporated by reference to Exhibit 10.6 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.

10.10*	Summary of Dan Gorski Employment Arrangement, incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019

10.11*	Summary of Wm. Chris Mathers Employment Arrangement, incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019

10.12*	Option Agreement for Wm. Chris Mathers incorporated by reference to Exhibit 10.21 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.

10.13*	Form of Directors Option Agreement incorporated by reference to Exhibit 10.22 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.

10.14	Consulting Agreement between the Company and Chemetals, Inc., dated January 22, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2013.

10.15	Lease Agreement between the Company and Southwest Range & Wildlife Foundation, Inc., dated March 6, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2013.

10.16	Variation agreement with Morzev PTY LTD. (USA Rare Earth) dated October 2018, incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.17	Amended and Restated Option Agreement with Morzev (USA Rare Earth) dated August 2019, incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.18	First Amendment to the Amended and Restated Option Agreement with USA Rare Earth dated June 29, 2020, incorporated by reference to the definitive proxy statement on Schedule 14A filed with the SEC on July 15, 2020

10.19	Mining Lease dated September 2011, incorporated by reference to Exhibit 10.19 of the Form 10-K for the period ended August 31, 2020 filed with the SEC on November 30, 2020.

10.20	Contribution Agreement, effective as of May 17, 2021, among USA Rare Earth, LLC, Texas Mineral Resources Corp., and Round Top Mountain Development, LLC, filed with the SEC on Form 8-K on May 21, 2021

10.21	Limited Liability Company Agreement dated effective as of May 17, 2021, among USA Rare Earth, LLC, Texas Mineral Resources Corp., and Round Top Mountain Development, LLC, filed with the SEC on Form 8-K on May 21, 2021

10.22	Mineral Exploration and Option Agreement dated effective October 7, 2021 between Standard Silver Corp. and Santa Fe Gold Corporation, filed with the SEC on Form 8-K on November 10, 2021.

10.23	Amendment to Mineral Exploration and Option Agreement between Standard Silver Corp. and Santa Fe Gold Corporation, filed with the SEC on Form 8-K on May 30, 2024.

10.24	Amended and Restated Limited Liability Company Agreement dated effective as of June 26, 2023, among USA Rare Earth, LLC, Texas Mineral Resources Corp., and Round Top Mountain Development, LLC, filed with the SEC on Form 8-K on June 27, 2023.

19.1	Insider Trading Policy(1)
21.1	List of Subsidiaries(1)
31.1	Section 302 Certification(1)
31.2	Section 302 Certification(1)
32.1	Section 906 Certification(1)
32.2	Section 906 Certification(1)
101.INS(2)	XBRL Instance Document
101.SCH(2)	XBRL Taxonomy Extension — Schema
101.CAL(2)	XBRL Taxonomy Extension — Calculations
101.DEF(2)	XBRL Taxonomy Extension — Definitions
101.LAB(2)	XBRL Taxonomy Extension — Labels
101.PRE(2)	XBRL Taxonomy Extension — Presentations

* Management contract or compensatory plan or arrangement.

(1)	Filed herewith.

(2)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at August 31, 2024 and 2023; (ii) Consolidated Statements of Operations for the years ended August 31, 2024 and 2023; (iii) Consolidated Statements of Cash Flows for the years ended August 31, 2024 and 2023; (iv) Consolidated Statements of Shareholders’ Equity for the years ended August 31, 2024 and 2023; and (v) Notes to Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY

None included.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS MINERAL RESOURCES CORP.

/s/ Daniel E Gorski
Daniel E Gorski, Chief Executive Officer

DATED: November 29, 2024

/s/ Wm Chris Mathers
Wm Chris Mathers, Chief Financial Officer

DATED: November 29, 2024

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Daniel E Gorski	Chief Executive Officer, Principal Executive Officer and Director	November 29, 2024
Daniel E Gorski

/s/ Wm Chris Mathers	Chief Financial Officer	November 29, 2024
Wm Chris Mathers

/s/ Anthony Marchese	Chairman of the Board	November 29, 2024
Anthony Marchese

/s/ Cecil C Wall	Director	November 29, 2024
Cecil C Wall

/s/ Peter Denetclaw, Jr.	Director	November 29, 2024
Peter Denetclaw, Jr

/s/ LaVern Lund	Director	November 29, 2024
LaVern Lund

/s/ Kevin Francis	Director	November 29, 2024
Kevin Francis

/s/ Donald E Hulse	Director	November 29, 2024
Donald E Hulse

/s/ Deepak Malhotra	Director	November 29, 2024
Deepak Malhotra