Form 10-Q
period 2024-11-30
Texas Mineral Resources Corp.
filed 2025-01-14
CIK 1445942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024

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

Number of shares of issuer’s common stock outstanding as of January 6, 2025: 74,833,025.

TEXAS MINERAL RESOURCES CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30,	August 31,
	2024	2024
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$269,387	$428,197
Prepaid expenses and other current assets	19,257	46,090

Total current assets	288,644	474,287

Restricted investment	37,600	—
Mineral properties, net	432,206	432,206

TOTAL ASSETS	$758,450	$906,493

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$70,881	$42,664

Total current liabilities	70,881	42,664

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and oustanding as of November 30, 2024 and August 31, 2024	—	—
Common stock, par value $0.01; 100,000,000 shares authorized, 74,588,426 and 74,343,827 shares issued and oustanding as of November 30, 2024 and August 31, 2024, respectively	745,885	743,439
Additional paid-in capital	43,347,812	43,297,421
Accumulated deficit	(43,406,128)	(43,177,031)

Total shareholders’ equity	687,569	863,829

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$758,450	$906,493

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended November 30, 2024 and 2023
(Unaudited)

	2024	2023
OPERATING EXPENSES
Exploration costs	$21,735	$—
General and administrative expenses	211,009	232,909

Total operating expenses	232,744	232,909

LOSS FROM OPERATIONS	(232,744)	(232,909)

OTHER INCOME
Interest income	3,647	11,498

Total other income	3,647	11,498

NET LOSS	$(229,097)	$(221,411)

Net loss per share:
Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	74,443,279	73,766,161

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.
CONSOLIDATED STATEMENTS OF CASHFLOWS
For the Three Months Ended November 30, 2024 and 2023
(Unaudited)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(229,097)	$(221,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	52,837	57,834
Changes in current assets and liabilities:
Prepaid expenses and other current assets	26,833	15,130
Accounts payable and accrued liabilities	28,217	(26,373)

Net cash used in operating activities	(121,210)	(174,820)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of restricted investment	(37,600)	—

Net cash used in investing activities	(37,600)	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	(158,810)	(174,820)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	428,197	1,079,307

CASH AND CASH EQUIVALENTS, END OF PERIOD	$269,387	$904,487

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$—	$—

Taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Months Ended November 30, 2024 and 2023
(Unaudited)

					Additional
	Preferred Stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at August 31, 2024	—	$—	74,343,827	$743,439	$43,297,421	$(43,177,031)	$863,829

Common stock issued for services	—	—	244,599	2,446	50,391	—	52,837
Net loss	—	—	—	—	—	(229,097)	(229,097)

Balance at November 30, 2024	—	$—	74,588,426	$745,885	$43,347,812	$(43,406,128)	$687,569

Balance at August 31, 2023	—	$—	73,728,262	$737,283	$43,047,824	$(42,344,022)	$1,441,085

Options issued for services	—	—	—	—	11,330	—	11,330
Common stock issued for services	—	—	56,537	565	45,939	—	46,504
Net loss	—	—	—	—	—	(221,411)	(221,411)

Balance at November 30, 2023	—	$—	73,784,799	$737,848	$43,105,093	$(42,565,433)	$1,277,508

The accompanying notes are an integral part of these consolidated financial statements.

Texas Mineral Resources Corp.

Notes to Interim Consolidated Financial Statements

November 30, 2024

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Texas Mineral Resources Corp. (“we”, “us”, “our”, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the SEC, and should be read in conjunction with the audited financial statements and notes thereto contained in our annual report on Form 10-K, for the year ended August 31, 2024, dated November 29, 2024 as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended August 31, 2024 as reported in our annual report on Form 10-K, have been omitted.

Principles of Consolidation

The consolidated financial statements include the accounts of Texas Mineral Resources Corp and its proportionate interest in the assets, liabilities, and operations of Round Top Mountain Development Company, LLC (“RTMD”). All significant intercompany balances and transactions have been eliminated.

Going Concern

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit from inception through November 30, 2024, of approximately $43,406,000 and has yet to achieve profitable operations, and projects further losses in the development of its business.

At November 30, 2024, the Company had a working capital surplus of approximately $218,000; however the Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should we be unable to continue as a going concern.

We do not have sufficient cash on hand to fund any portion of the Round Top Budget during our current fiscal year nor to fund general and administrative expenditures throughout our current fiscal year (we have sufficient capital to fund our estimated general and administrative expenses only through February 2025). In accordance with our current projected budget, the Company does not have sufficient capital to fund its total cash calls and expected general and administrative expenses during the fiscal year ending August 31, 2025. Failure by the Company to make required cash calls to Round Top during the twelve-month period from the issuance date of these financial statements, would result in dilution to its membership interest in Round Top, which is 19.323% at November 30, 2024. Accordingly, the Company may be required to raise additional capital to fund its obligations during the fiscal year ended August 31, 2025. There can be no assurance that the Company will be able to raise the necessary capital to fund its cash calls (if it elects not to dilute its membership interest in lieu of funding the cash calls) and expected general and administrative expenses. The Company may also seek to obtain short-term loans from the directors of the Company. Based on these factors, there is substantial doubt as to the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of these financial statements.

Texas Mineral Resources Corp.

Notes to Interim Consolidated Financial Statements

November 30, 2024

(Unaudited)

NOTE 2 – JOINT VENTURE ARRANGEMENTS

The Company accounts for its interest in RTMD using the proportionate consolidation method, which is an exception available to entities in the extractive industries, thereby recognizing its pro-rata share of the assets, liabilities, and operations of RTMD in the appropriate classifications in the financial statements.

NOTE 3 – MINERAL PROPERTIES

The following discussion under “ – RTMD Mineral Properties” provides a history of the ownership and obligations of the Round Top Project, of which we, as of November 30, 2024, held a 19.323% proportionate interest and USA Rare Earth LLC (“USARE”) held an 80.677% proportionate interest.

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

November 30, 2024

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

Texas Mineral Resources Corp.

Notes to Interim Consolidated Financial Statements

November 30, 2024

(Unaudited)

NOTE 4 – RECLAMATION

In connection with a Minimum Impact Exploration Permit No. GR094EM issued by the New Mexico Mining and Minerals Division, the Company was required to provide an irrevocable standby letter of credit as financial support for reclamation costs. As of November 30, 2024 and August 31, 2024, there were $37,600 and $0, respectively, of outstanding letters of credit. The Company has legally pledged a certificate of deposit in the amount of $37,600, which is Included in non-current restricted investments, for purposes of settling reclamation obligations that may become due.

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

In October 2024, we issued 244,599 shares of common stock related to director fees earned and expensed during the year ended August 31, 2024.

During the quarter ended November 30, 2024, the Company recognized stock compensation and a corresponding charge to additional paid-in capital in the amount of $52,837 for director’s fees earned during the quarter. The Company issued the related 244,599 shares of common stock in January 2025.

NOTE 6 – SUBSEQUENT EVENTS

Carlisle Mine

In December 2024, Dan Gorski, our chief executive officer and a director, assigned all of his ownership interest in the Carlisle mine and related real estate to a wholly-owned subsidiary of the Company in consideration for a $75,000 promissory note, without interest, due and payable by the Company in December 2025, secured by the property conveyed.  The Carlisle mine and related real estate consist of the following:

●	Carlisle Millsite, patent No. 280, described as Section 12, township 17S, range 21W, comprising 5.00 acres, more or less;

●	Homestead Lode, patent No. 283, described as Section 12, township 17S, range 21W, comprising 17.91 acres, more or less;

●	Columbia Lode, patent No. 284, Described as Section 12, township 17S, range 21W, comprising 19.46 acres, more or less; and

●	Carlisle Lode, patent No. 279, described as Section 01, township 17S, range 21W, compromising 20.660 acres, more or less.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, unless the context requires otherwise, references to “Texas Mineral Resources Corp,” “the Company” “we,” “our” or “us” refer to Texas Mineral Resources Corp. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this quarterly report as well as our Annual Report on Form 10-K for the fiscal year ended August 31, 2024. This Quarterly Report on Form 10-Q may also contain statistical data and estimates we obtained from industry publications and reports generated by third parties. Although we believe that the publications and reports are reliable, we have not independently verified their data.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”). Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q, include, but are not limited to:

●	the progress, potential and uncertainties of the rare-earth exploration plans at our Round Top project in Hudspeth County, Texas (the “Round Top Project” or “Round Top”);

●	timing for a completed feasibility study, if any, for the Round Top Project;

●	the success of obtaining the necessary permits for future Round Top drill programs and project development;

●	success, if any, of Round Top Mountain Development, LLC (“RTMD”) in developing the Round Top Project, including without limitation raising sufficient capital to fund any development;

●	expectations regarding our ability to raise capital and to continue our exploration plans on our properties (either to fund our proportionate expenditures in the Round Top Project as a member of RTMD or otherwise);

●	our ability to complete a preliminary feasibility study, if at all;

●	plans regarding anticipated expenditures at the Round Top Project and our ability, if any, to fund anticipated Company expenditures;

●	plans to enter into a joint venture agreement with Santa Fe and our ability to fund such potential exploration and development project; and

●	possibility of entering into a mining venture with Steeple Rock and our ability to fund such arrangement.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

●	risks of being classified as an “exploration stage” company for purposes of SEC Regulation S-K Item 1300;

●	risks associated with our ability to continue as a going concern in future periods;

●	risks associated with our history of losses and need for additional financing;

●	risks associated with our ability to raise capital on acceptable terms, if at all;

●	risks associated with our operating history;

●	risks associated with owning a membership interest in Round Top which may be diluted (which could be significant) if we are unable to fund our cash call obligations and elect to dilute our ownership interest in Round Top in lieu of funding our cash calls per the amended RTMD Operating Agreement (as of November 30, 2024, our membership interest was 19.323%);

●	risks associated with our properties;

●	risks associated with the lack of history in producing metals from the Round Top Project;

●	risks associated with our need for additional financing to fund our cash call obligations with respect to Round Top, as well as the requirement in general for additional capital to further develop, the Round Top Project;

●	risks associated with owing a minority interest in Round Top;

●	risks associated with exploration activities not being commercially successful (as there is no assurance that Round Top will be commercially successful);

●	risks associated with ownership of surface rights and other title issues with respect to the Round Top Project;

●	risks associated with pursuing a potential Santa Fe joint venture arrangement and ability to finance such potential arrangement;

●	risks associated with the Steeple Rock non-binding letter of intent regarding a possible mining venture and ability to finance such possible arrangement;

●	risks associated with increased costs affecting our financial condition;

●	risks associated with a shortage of equipment and supplies adversely affecting our ability to operate properties;

●	risks associated with mining and mineral exploration being inherently dangerous;

●	risks associated with mineralization estimates;

●	risks associated with changes in mineralization estimates affecting the economic viability of the properties;

●	risks associated with uninsured risks;

●	risks associated with mineral operations being subject to market forces beyond our control;

●	risks associated with fluctuations in commodity prices, and in particular rare earth elements and other critical minerals that are necessary for energy transition;

●	risks associated with permitting, licenses and approval processes;

●	risks associated with governmental and environmental regulations;

●	risks associated with future legislation regarding the mining industry and climate change;

●	risks associated with potential environmental lawsuits;

●	risks associated with land reclamation requirements;

●	risks associated with rare earth and mining in general presenting potential health risks;

●	risks related to competition in the mining and rare earth elements industries;

●	risks related to macroeconomic conditions, both in the United States and internationally, including without limitation inflation, high interest rates, and supply chain issues;

●	risks associated with cybersecurity threats, breaches, and disruptions associated therewith;

●	risks related to our ability to manage growth;

●	risks related to the potential difficulty of attracting and retaining qualified personnel;

●	risks related to our dependence on key personnel;

●	risks related to conducting our business in order to be excluded from the definition of an “investment company” under the Investment Company Act of 1940;

●	risks related to global hostilities, both in Ukraine and the Middle East;

●	risks related to our United States Securities and Exchange Commission (the “SEC”) filing history; and

●	risks related to our securities.

This list is not exhaustive of the factors that may affect the Company’s forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report, as well as in the Annual Report filed on Form 10-K for the fiscal year ended August 31, 2024. Although the Company has attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all the forward-looking statements contained in this Quarterly Report by the foregoing cautionary statements.

In light of these risks and uncertainties, many of which are described in greater detail elsewhere in this Quarterly Report, as well as in the Annual Report filed on Form 10-K for the fiscal year ended August 31, 2024, there can be no assurance that the events predicted in forward-looking statements contained in the Quarterly Report will in fact transpire.

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

Going Concern

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit from inception through November 30, 2024, of approximately $43,406,000 and has yet to achieve profitable operations, and projects further losses in the development of its business.

On November 30, 2024, the Company had a working capital surplus of approximately $218,000, however the Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company doesn’t expect to generate revenue from operations in the near future. See “Liquidity and Capital Resources” below for a discussion of our liquidity and capital needs for the next twelve months.

Overview

We are a mining company engaged in the business of the acquisition, exploration and development of mineral properties. As of November 30, 2024, we own a 19.323% membership interest in RTMD, which entity holds two mineral property leases with the Texas General Land Office to explore and develop a 950-acre rare earths project located in Hudspeth County, Texas, (referred to as the “Round Top Project” or the “Project”). The leases, originally signed with primary terms of approximately 19 and 18 years, each currently have remaining terms of approximately five years and provisions for automatic renewal if Round Top is in production. RTMD also holds prospecting permits covering 9,345 acres adjacent to the Round Top Project. The strategy of RTMD is to develop a metallurgical process to concentrate or otherwise extract the metals from the Round Top Project’s rhyolite, conduct additional engineering, design, geotechnical work, and permitting necessary for a bankable feasibility study and then to extract mineral resources from the Round Top Project. The Round Top Project has not established as of the date hereof that any of the properties contain any probable mineral reserves or proven mineral reserves under Item 1300 of Regulation S-K.

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

Operations of the Round Top Project.

During the fiscal year ending August 31, 2024, the total cash calls by Round Top, and expenditures in Round Top, was $4,200,996 used primarily to optimize the leaching and developing of the CIX/CIC processing of the Round Top Project. During the quarter ended November 30, 2024, there were no cash calls by Round Top. It is unclear what the preliminary estimate of the Round Top budget will be for the fiscal year ended August 31, 2025. Initial process design work will be carried out at USARE’s facility in Wheat Ridge, Colorado. Pending completion of the initial process development, this facility will either be relocated to or replicated at USARE’s Oklahoma facility where a pilot plant is expected to be established. It is estimated that the Round Top Project will require additional time and further expenditure to complete a bankable feasibility study. The Company lacks sufficient capital to fund any cash calls during the current fiscal year or thereafter and we expect to incur dilution to our then current membership interest in lieu of funding our Round Top cash calls during 2025.

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

Under the terms of the option agreement, the Company plans to conduct a district-wide evaluation among the patented and unpatented claims held by Santa Fe, as well as the area of interest, consisting of geologic mapping, sampling, trenching, radiometric surveying, geophysics, drilling and/or other methods as warranted. Based on the district-wide evaluation, the Company would designate a “project area or areas,” the size or sizes of which will be decided at the time, and commence development work. The property covered in the option agreement is approximately 1,600 acres and covers approximately 75% of the Black Hawk Mining District. The area to be studied also includes a two-mile radius “area of interest.” The term of the option is for so long as the Company continues to conduct exploration activities in the Project Area (although there can be no assurance that the Company will continue to conduct exploration activities in any future period, due to lack of financial resources or otherwise) and can be exercised on 60 days’ notice to Santa Fe. During the term of the option and subject to limited exceptions, Santa Fe has agreed not to transfer any portion of its patented and unpatented mining claims within the Black Hawk Mining District without granting the Company the right of first refusal. In October 2024, a Minimum Impact Exploration Permit, No. GR094EM, was issued by the New Mexico Mining and Minerals Division related to the project area. In connection with a Minimum Impact Exploration Permit No. GR094EM issued by the New Mexico Mining and Minerals Division, the Company was required to provide an irrevocable standby letter of credit as financial support for reclamation costs. As of November 30, 2024 and August 31, 2024, there were $37,600 and $0, respectively, of outstanding letters of credit. The Company has legally pledged a certificate of deposit in the amount of $37,600, which is Included in non-current restricted investments, for purposes of settling reclamation obligations that may become due.

Carlisle Mine

In December 2024, Dan Gorski, our chief executive officer and a director, assigned all of his ownership interest in the Carlisle mine and related real estate to a wholly-owned subsidiary of the Company in consideration for a $75,000 promissory note, without interest, due and payable by the Company in December 2025, secured by the property conveyed.  Mr. Gorski acquired the property in 2022 for $75,000. The Carlisle mine and related real estate consist of the following:

•	Carlisle Millsite, patent No. 280, described as Section 12, township 17S, range 21W, comprising 5.00 acres, more or less;
•	Homestead Lode, patent No. 283, described as Section 12, township 17S, range 21W, comprising 17.91 acres, more or less;
•	Columbia Lode, patent No. 284, Described as Section 12, township 17S, range 21W, comprising 19.46 acres, more or less; and
•	Carlisle Lode, patent No. 279, described as Section 01, township 17S, range 21W, compromising 20.660 acres, more or less.

Non-Binding Letter of Intent with Steeple Rock

The Company entered into a non-binding letter of intent with Steeple Rock Holding Company, LLC (“Steeple Rock”) to explore the possibility of entering into a mining venture involving (i) four mines, being the Billali mine, the Jim Crow  mine, the inactive Imperial mine, and the Carlisle mine, all located on patented mining claims in Grant County, New Mexico, and (ii) certain related assets including a 150 tons per day, unassembled flotation mill located in Duncan, Arizona. The Billali mine, Jim Crow mine and millsite have valid operating permits; the Imperial mine and the Carlisle mine do not.

The initial anticipated capital required for the potential project, in an amount to be determined and agreed upon by the parties, is expected to be used for the initiation of mining and milling operations.  There can be no assurance that entry into the non-binding letter of intent will result in a definitive agreement or, if a definitive agreement is reached, the potential project will proceed on the preliminary and general terms described above or at all. Legal, regulatory, business and financial diligence, along with the procurement of necessary capital to proceed with this potential project in an amount to be determined (of which there can be no assurance the necessary capital can be procured to proceed with this potential project), will need to be satisfactorily completed by the parties, as well as other customary conditions and approvals.

We may acquire up to a 50.1% interest in this potential project by contribution of the Carlisle mine and by raising the initial capital needed, in an amount to be determined, to assemble the mill and commence development and production.

Liquidity and Capital Resources

At November 30, 2024, our accumulated deficit was approximately $43,405,000 and our cash position was approximately $269,000. We had a working capital surplus of approximately $218,000. Round Top has not commenced commercial production on the Round Top Project. We have no revenues from operations and anticipate we will have no operating revenues until production from the Round Top Project, if any, of which there can be no assurance. This property is in the exploration stage.

During the fiscal year ending August 31, 2024, we did not fund our cash call obligations pursuant to the Operating Agreement. In lieu of funding $898,740 of cash calls during the fiscal year ended August 2024, we incurred dilution in our membership interest from 19.910% at August 31, 2023 to 19.323% at August 31, 2024. We did not receive a cash call notice from Round Top during the fiscal quarter ended November 30, 2024. Subsequent to November 30, 2024 through the date of this Report, we have not received a cash call notice from Round Top. We have not been advised by USARE with respect to any preliminary estimate of the Round Top Budget for the fiscal year ending August 31, 2025. Last year we were advised that the estimated budget for the fiscal year ended August 31, 2024 was anticipated to be between $15 million to $20 million, with the Company’s portion estimated to be between $3 million to $4 million. During the fiscal year ended August 31, 2024, the total expenditure on the Round Top Project by USARE (as we elected not to fund our portion, have USARE fund our portion, and in lieu thereof to incur dilution) was $4,200,996 (of which $898,740 was our portion funded by USARE when we elected to incur dilution rather than fund). It is possible that the Round Top Budget for the current fiscal year could exceed either the amount actually paid last fiscal year or what was budgeted for the last fiscal year, and it should be expected that in future periods the Round Top Budget will be higher. The Company likely will decide to incur dilution to its then current membership interest in lieu of funding in cash its Round Top Budget obligations during this fiscal year, as it currently does not have sufficient capital to fund any cash calls (and only has sufficient cash to fund estimated general and administrative expenses through February 2025); consequently our ownership interest in the Round Top Project will likely be further diluted during this current fiscal year. We will be required to raise additional capital to fund future cash calls from Round Top (unless we elect in lieu of making cash contributions to dilute our membership interest percentage, which dilution could be significant), and there can be no assurance that we will be able to raise the necessary capital to fund future Round Top cash calls (or estimated general and administrative expenses through the end of this current fiscal year). We estimate that our current cash position is only sufficient to fund estimated general and administrative expenses through February 2025.

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

Results of Operations

Three months ended November 30, 2024 and 2023

General and Revenue

We had no operating revenues during the three months ended November 30, 2024 and November 30, 2023. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $43,406,000 as of November 30, 2024.

Operating expenses, other income (expenses) and resulting losses from Operations.

We incurred exploration costs for the three months ended November 30, 2024 and November 30, 2023, in the amount of approximately $22,000 and $0, respectively. The expenditures for the three months ended November 30, 2024 were primarily for exploration costs for the Black Hawk project in New Mexico. During the three months ended November 30, 2024 and November 30, 2023, any exploration expenditures for mining activities at Round Top were funded by RTMD. We account for our interest in RTMD under the proportional consolidation method. Under the proportional consolidation method, we record our share of expenses of RTMD within the income statement in the same line items that we would if we were to consolidate our financial statements with RTMD.

Our general and administrative expenses for the three months ended November 30, 2024 and November 30, 2023, respectively, were approximately $211,000 and $233,000. For the three months ended November 30, 2024 and November 30, 2023, this amount included approximately $53,000 and $58,000, respectively, in stock-based compensation to directors and common stock and stock options to outside consultants. The remaining expenditures were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

For the three months ended November 30, 2024 and November 30, 2023, we earned approximately $3,600 and $11,500, respectively, in interest income from depository accounts.

We had losses from operations for the three months ended November 30, 2024 and November 30, 2023 totaling approximately $233,000 and $233,000, respectively.

We had net losses for the three months ended November 30, 2024 and November 30, 2023 totaling approximately $229,000 and $221,000, respectively.

Investment Company Act Exclusion

Section 3(c)(9) of the Investment Company Act of 1940, as amended (“1940 Act”), provides that a company “substantially all of whose business consists of owning or holding oil, gas, or other mineral royalties or leases, or fractional interests therein, or certificates of interest or participation in or investment contracts relative to such royalties, leases, or fractional interests” is not an investment company within the meaning of the 1940 Act. The Company has determined that this exemption applies to it giving consideration to the following four factors:

●	whether the exempted activity constitutes “substantially all” of our business;

	○	The Company has owned mineral leases since 2010, all of our business to date has been comprised of owning and developing the mineral leases and, after the May 2021 “farm-down” of its 100% interest in the mineral leases, all of our business continues to be comprised of owning and holding a certificate of interest and a participation in the mineral leases owned by RTMD. The Company’s mineral assets historically, as well as the value of the certificate of interest at November 30, 2024, have been booked at cost in accordance with GAAP. We have an accumulated deficit of approximately $43,406,000 at November 30, 2024 as a result of owning and developing the Round Top Project.

●	whether we own or trade in the mineral leases;

	○	The Company has owned the mineral leases, which are now owned by RTMD, since 2010 and neither the Company nor RTMD is in the business of dealing or trading in the mineral leases.

●	what qualifies as an eligible asset for purposes of the exception; and

	○	The statute specifically references mineral leases and our mineral leases were owned by the Company and are now owned by RTMD. In accordance with Regulation S-K Item 1300 that governs disclosure by registrants engaged in mining operations, the definition of mineral resource is “a concentration or occurrence of material of economic interest in or on the Earth’s crust.” Our rare earth elements and minerals underlying the mineral leases meet that definition, as well as does coal, silver, gold and other material mined for economic value by registrants involved in mining operations. The SEC staff has recognized that an excepted entity can also engage in related business activities such as exploring, developing, and operating the eligible assets.

●	what qualifies as a “certificate of interest or participation in” or an “investment contract relative to” the eligible assets.

	○	The statute allows a Company to own a “certificate of interest” or “participation in” the mineral leases. The SEC staff has recognized that limited partnership interests and/or similar securities issued by entities that themselves own the leases constitute “certificate of interest or participation in or investment contracts” related to such leases. The Company’s 19.323% membership interest in RTMD as of November 30, 2024 constitutes a “certificate of interest” and a “participation in” the mineral leases that are owned by RTMD.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation, and in light of the material weakness existing in our internal controls over financial reporting as of August 31, 2024 (as described in greater detail in our annual report on From 10-K for the year ended August 31, 2024), the CEO and CFO have concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective in providing reasonable assurance that: (i) information required to be disclosed by us in our reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Except as set forth below, there have been no changes to the Company’s risk factors previously reported in Part I, Item 1A, of the Annual Report on Form 10-K filed with the SEC on November 29, 2024.

We have limited liquidity which may impact our ability to continue our operations.

We do not have sufficient cash on hand to fund any portion of the Round Top Budget during our current fiscal year nor to fund general and administrative expenditures throughout our current fiscal year (we have sufficient capital to fund our estimated general and administrative expenses only through February 2025). Therefore, we will need to raise additional capital to fund (i) our portion of the Round Top Budget if we elect not to dilute our Round Top membership interest and (ii) necessary general and administrative expenditures for our current fiscal year. If we elect to dilute our Round Top membership interest (through choice or as a result of the failure to raise capital), such event will result in the dilution to our Round Top membership interest. To date we have not raised any additional capital. If we are not able to raise capital to fund our estimated general and administrative expenses for the balance of our current fiscal year, we will likely need to curtail operations. The most likely source of future financing presently available to us is through the sale of our securities. Any sale of our shares of Common Stock will result in dilution of equity ownership to existing stockholders. This means that if we sell shares of Common Stock, more shares will be outstanding and each existing stockholder will own a smaller percentage of the shares then outstanding. Moreover, the actual or perceived sale of additional shares of our Common Stock to raise capital could further depress the price of our Common Stock which could adversely impact our ability to raise capital, result in more dilution to be incurred by existing stockholders, and also negatively impact the dilution calculation with respect to our Round Top membership interest. Alternatively, we may rely on debt financing and assume debt obligations that require us to make substantial interest and capital payments. Also, we may issue or grant warrants or options in the future pursuant to which additional shares of Common Stock may be issued. Exercise of such warrants or options will result in dilution of equity ownership to our existing stockholders. We have no firm commitment with respect to obtaining debt or equity financing and, accordingly, we will be reliant upon a best efforts financing strategy. Accordingly, there is no assurance that we will be able to raise necessary capital, if any, to fund our portion of the Round Top Budget and our general and administrative expenses during the fiscal year ending August 31, 2025, the failure of which would likely cause us to curtail, discontinue or cease our operations.

There is no assurance that the Steeple Rock non-binding letter of intent will result in a definitive agreement or result in materialization of a possible mining venture.

There can be no assurance that entry into the non-binding letter of intent will result in a definitive agreement or, if a definitive agreement is reached, the potential project will proceed on the preliminary and general terms as currently contemplated. Legal, regulatory, business and financial diligence, along with the procurement of necessary capital to proceed with this potential project in an amount to be determined (of which there can be no assurance the necessary capital can be procured to proceed with this potential project), will need to be satisfactorily completed by the parties, as well as other customary conditions and approvals. As such, there can be no assurance that this possible mining venture will materialize.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as set forth below, all unregistered sales of equity securities during the period covered by this Quarterly Report were previously disclosed in our current reports on Form 8-K or quarterly reports on Form 10-Q.

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (C)
October 2024	Common Stock	244,599	Directors	$Nil	Services	Sec. 4(a)(2)

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended November 30, 2024, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

Item 5. Other Information

(a)       Carlisle Mine Property Purchase and Sale Agreement

In December 2024, Dan Gorski, our chief executive officer and a director, assigned all of his ownership interest in the Carlisle mine and related real estate to a wholly-owned subsidiary of the Company in consideration for a $75,000 promissory note, without interest, due and payable by the Company in December 2025, secured by the property conveyed.  Mr. Gorski acquired the property in 2022 for $75,000. The Carlisle mine and related real estate consist of the following:

●	Carlisle Millsite, patent No. 280, described as Section 12, township 17S, range 21W, comprising 5.00 acres, more or less;
●	Homestead Lode, patent No. 283, described as Section 12, township 17S, range 21W, comprising 17.91 acres, more or less;
●	Columbia Lode, patent No. 284, Described as Section 12, township 17S, range 21W, comprising 19.46 acres, more or less; and
●	Carlisle Lode, patent No. 279, described as Section 01, township 17S, range 21W, compromising 20.660 acres, more or less.

The foregoing description of the purchase and sale agreement dated December 3, 2024 does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the purchase and sale agreement dated December 3, 2024 filed as exhibit 10.25 to this Quarterly Report on Form 10-Q.

(c)       Insider Trading Arrangements

During the quarter ended November 30, 2024, neither any director or officer adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit
No.	Description

2.1	Plan of Conversion, dated August 24, 2012, incorporated by reference to Exhibit 2.1 of our Form 8-K filed with the SEC on August 29, 2012.

3.1	Delaware Certificate of Conversion, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on August 29, 2012.

3.2	Delaware Certificate of Incorporation, incorporated by reference to Exhibit 3.2 of our Form 8-K filed with the SEC on August 29, 2012.

3.3	Delaware Certificate of Amendment, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on March 18, 2016

3.4	Delaware Bylaws, incorporated by reference to Exhibit 3.3 of our Form 8-K filed with the SEC on August 29, 2012.

4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.

10.1	Amended and Restated 2008 Stock Option Plan, incorporated by reference to Exhibit 10.1 of our Form 10-Q for the period ended May 31, 2011 filed with the SEC on July 15, 2011.

10.2	Mining Lease, incorporated by reference to Exhibit 10.2 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.

10.3	Mining Lease dated November 2011 with the State of Texas, incorporated by reference to Exhibit 10.3 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.4	Purchase option agreement dated September 2014 with the State of Texas, incorporated by reference to Exhibit 10.4 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.5	Groundwater lease dated September 2014 with the State of Texas, incorporated by reference to Exhibit 10.5 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.6	ReeTech Operating Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on July 21, 2015.

10.7	Amendment Number One to the Reetech Operating Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on November 30, 2015.

10.8	Amendment Number One to the TRER License, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K as filed with the Commission on November 30, 2015.

10.9*	Director’s Agreement by and between the Company and Anthony Marchese, incorporated by reference to Exhibit 10.6 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.

10.10*	Summary of Dan Gorski Employment Arrangement, incorporated by reference to Exhibit 10.10 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.11*	Summary of Wm. Chris Mathers Employment Arrangement, incorporated by reference to Exhibit 10.11 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.12*	Option Agreement for Wm. Chris Mathers incorporated by reference to Exhibit 10.21 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.

10.13*	Form of Directors Option Agreement incorporated by reference to Exhibit 10.22 of our Amendment No. 2 to its Registration Statement on Form S-1 (333- 172116) filed with the SEC on May 25, 2011.

10.14	Consulting Agreement between the Company and Chemetals, Inc., dated January 22, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2013.

10.15	Lease Agreement between the Company and Southwest Range & Wildlife Foundation, Inc., dated March 6, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2013.

10.16	Variation agreement with Morzev PTY LTD. (USA Rare Earth) dated October 2018, incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.17	Amended and Restated Option Agreement with Morzev (USA Rare Earth) dated August 2019, incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.18	First Amendment to the Amended and Restated Option Agreement with USA Rare Earth dated June 29, 2020, incorporated by reference to Appendix A of the definitive proxy statement on Schedule 14A filed with the SEC on July 15, 2020.

10.19	Mining lease dated September 2011, incorporated by reference to Exhibit 10.19 of the Form 10-K for the period ended August 31, 2020 filed with the SEC on November 30, 2020.

10.20	Contribution Agreement, effective as of May 17, 2021, among USA Rare Earth, LLC, Texas Mineral Resources Corp., and Round Top Mountain Development, LLC, filed with the SEC on Form 8-K on May 21, 2021.

10.21	Limited Liability Company Agreement dated effective as of May 17, 2021, among USA Rare Earth, LLC, Texas Mineral Resources Corp., and Round Top Mountain Development, LLC, filed with the SEC on Form 8-K on May 21, 2021.

10.22	Mineral Exploration and Option Agreement dated effective October 7, 2021 between Standard Silver Corp. and Santa Fe Gold Corporation, filed with the SEC on Form 8-K on November 10, 2021.

10.23	Amended and Restated Limited Liability Company Agreement dated effective as of June 26, 2023, among USA Rare Earth, LLC, Texas Mineral Resources Corp., and Round Top Mountain Development, LLC, filed with the SEC on Form 8-K on June 27, 2023.

10.24	First Amendment to Mineral Exploration and Option Agreement dated May 23, 2024 among Standard Silver Corp. and Santa Fe Gold Corporation, filed with the SEC on Form 8-K on May 30, 2024.

10.25	Purchase and Sale Agreement by and between Standard Silver Corporation and Daniel E Gorski and Patrice Gorski dated December 3, 2024.

19.1	Insider Trading Policy, incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2024 filed with the SEC on November 29, 2024.

21.1	List of Subsidiaries, incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2024 filed with the SEC on November 29, 2024.

31.1	Certification by Chief Executive Officer

31.2	Certification by Chief Financial Officer

32.1	Section 1350 Certification by Chief Executive Officer

32.2	Section 1350 Certification by Chief Financial Officer

101.INS(1)	XBRL Instance Document 101.SCH(1) XBRL Taxonomy Extension – Schema

101.CAL(1)	XBRL Taxonomy Extension – Calculations 101.DEF(1) XBRL Taxonomy Extension – Definitions 101.LAB(1) XBRL Taxonomy Extension – Labels 101.PRE(1) XBRL Taxonomy Extension – Presentations

*	Management contract or compensatory plan or arrangement.

(1)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at November 30, 2024 and August 31, 2024; (ii) Consolidated Statements of Operations for the three months ended November 30, 2024 and November 30, 2023; (iii) Consolidated Statements of Cash Flows for the three months ended November 30, 2024 and November 30, 2023; (iv) Consolidated Statements of Shareholders’ Equity for the three months ended November 30, 2024 and November 30, 2023; and (v) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS MINERAL RESOURCES CORP.

Date: January 14, 2025

/s/ Daniel E. Gorski
Daniel E. Gorski, duly authorized officer Chief Executive Officer and Principal Executive Officer

Date: January 14, 2025

/s/ Wm Chris Mathers
Wm Chris Mathers, Chief Financial Officer and Principal Financial and Accounting Officer