Form 10-Q
period 2025-05-31
Texas Mineral Resources Corp.
filed 2025-07-15
CIK 1445942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 000-53482

TEXAS MINERAL RESOURCES CORP.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-0294969
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

527 21st Street #44
Galveston, Texas	77550
(Address of Principal Executive Offices)	(Zip Code)

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

Number of shares of issuer’s common stock outstanding as of July 15, 2025: 75,030,946.

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 31,	August 31,
	2025	2024
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$779,880	$428,197
Prepaid expenses and other current assets	27,445	46,090

Total current assets	807,325	474,287

Restricted investment	37,600	—
Mineral properties, net	507,206	432,206

TOTAL ASSETS	$1,352,131	$906,493

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$59,294	$42,664
Notes payable, related party	75,000	—
Convertible notes	698,725	—

Total current liabilities and liabilities	833,019	42,664

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and oustanding as of May 31, 2025 and August 31, 2024	—	—
Common stock, par value $0.01; 100,000,000 shares authorized, 75,030,946 and 74,343,826 shares issued and oustanding as of May 31, 2025 and August 31, 2024, respectively	750,310	743,439
Additional paid-in capital	44,220,522	43,297,421
Accumulated deficit	(44,451,720)	(43,177,031)

Total shareholders' equity	519,112	863,829

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,352,131	$906,493

The accompanying notes are an integral part of these interim consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine and Three Months Ended May 31, 2025 and 2024

(Unaudited)

	Nine Months Ended		Three Months Ended
	2025	2024	2025	2024

OPERATING EXPENSES
Exploration costs	$281,387	$58,360	$255,650	$50,482
General and administrative expenses	661,394	673,236	250,000	212,071

Total operating expenses	942,781	731,596	505,650	262,553

LOSS FROM OPERATIONS	(942,781)	(731,596)	(505,650)	(262,553)

OTHER INCOME (EXPENSE)
Interest expense	(346,858)	—	(307,433)	—
Other income	14,950	114,579	9,444	8,189

Total other income (expense)	(331,908)	114,579	(297,989)	8,189

NET LOSS	$(1,274,689)	$(617,017)	$(803,639)	$(254,364)

Net loss per share:
Basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.01)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	74,707,698	73,850,271	74,955,649	73,943,832

The accompanying notes are an integral part of these interim consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the Nine Months Ended May 31, 2025 and 2024

(Unaudited)

	Preferred Stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at August 31, 2024	—	$—	74,343,826	$743,439	$43,297,421	$(43,177,031)	$863,829

Common stock issued for services	—	—	244,599	2,446	50,391	—	52,837
Net loss	—	—	—	—	—	(229,097)	(229,097)

Balance at November 30, 2024	—	—	74,588,425	745,885	43,347,812	(43,406,128)	687,569

Common stock issued for services	—	—	244,599	2,446	48,224	—	50,670
Issuance of detachable warrants	—	—			746,133	—	746,133
Net loss	—	—	—	—	—	(241,953)	(241,953)

Balance at February 28, 2025	—	—	74,833,024	748,331	44,142,169	(43,648,081)	1,242,419

Common stock and stock options issued for services	—	—	197,922	1,979	78,353	—	80,332
Net loss	—	—	—	—	—	(803,639)	(803,639)

Balance at May 31, 2025	—	$—	75,030,946	$750,310	$44,220,522	$(44,451,720)	$519,112

Balance at August 31, 2023	—	$—	73,728,262	$737,283	$43,047,824	$(42,344,022)	$1,441,085

Common stock and stock options issued for services	—	—	—	—	11,330	—	11,330
Stock based compensation	—	—	56,537	565	45,939	—	46,504
Net loss	—	—	—	—	—	(221,411)	(221,411)

Balance at November 30, 2023	—	—	73,784,799	737,848	43,105,093	(42,565,433)	1,277,508

Common stock and stock options issued for services	—	—	—	—	10,930	—	10,930
Stock based compensation	—	—	147,776	1,478	40,022	—	41,500
Net loss	—	—	—	—	—	(141,242)	(141,242)

Balance at February 29, 2024	—	—	73,932,575	739,326	43,156,045	(42,706,675)	1,188,696

Common stock and stock options issued for services	—	—	—	—	10,036	—	10,036
Stock based compensation	—	—	131,887	1,319	63,518	—	64,837
Net loss	—	—	—	—	—	(254,364)	(254,364)

Balance at May 31, 2023	—	$—	74,064,462	$740,645	$43,229,599	$(42,961,039)	$1,009,205

The accompanying notes are an integral part of these interim consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASHFLOWS

For the Nine Months Ended May 31, 2025 and 2024

(Unaudited)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,274,689)	$(617,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	183,839	185,137
Accretion of debt discount	346,858	—
Changes in current assets and liabilities:
Prepaid expenses and other current assets	18,645	(8,323)
Accounts payable and accrued liabilities	16,630	(44,679)

Net cash used in operating activities	(708,717)	(484,882)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of restricted investment	(37,600)	—

Net cash used in investing activities	(37,600)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes and detachable warrants	1,098,000	—

Net cash provided by financing activities	1,098,000	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	351,683	(484,882)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	428,197	1,079,307

CASH AND CASH EQUIVALENTS, END OF PERIOD	$779,880	$594,425

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$—	$—

Taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES

Mineral properties acquired under notes payable, related party	$75,000	$—

Issuance of detahcable warrants and discount on convertible notes	$746,133	$—

The accompanying notes are an integral part of these interim consolidated financial statements.

Texas Mineral Resources Corp.

Notes to Interim Consolidated Financial Statements

May 31, 2025

(Unaudited)

NOTE 1 – GENERAL

Exploration-Stage Company

Since January 1, 2009, Texas Mineral Resources Corp. (“we”, “us”, “our”, the “Company”) has been classified as an “exploration stage” company for purposes of Regulation S-K Item 1300 of the U.S. Securities and Exchange Commission (“SEC”). Under SEC Regulation S-K Item 1300, companies engaged in significant mining operations are classified into three categories, referred to as “stages” - exploration, development, and production. Exploration stage includes all companies that do not have established reserves in accordance with Item 1300. Such companies are deemed to be “in the search for mineral deposits.” Notwithstanding the nature and extent of development-type or production-type activities that have been undertaken or completed, a company cannot be classified as a development or production stage company unless it has established reserves in accordance with Item 1300.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Texas Mineral Resources Corp., its wholly-owned subsidiary Standard Silver Corp. and its proportionate interest in the assets, liabilities, and operations of Round Top Mountain Development Company, LLC (“Round Top” or “RTMD”). All significant intercompany balances and transactions have been eliminated.

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

Going Concern

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit from inception through May 31, 2025, of approximately $44,452,000 and has yet to achieve profitable operations, and projects further losses in the development of its business.

At May 31, 2025, the Company had a working capital deficit of approximately $26,000. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations arising from the recent debt financing that mature in August 2025, as well as liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should we be unable to continue as a going concern.

We do not have sufficient capital on hand to repay our short-term, unsecured convertible debt in the principal amount of $1,098,000 upon maturity in August 2025.  If we are unable to refinance this short-term debt into Company securities prior to maturity, either through the holder’s optional conversion of the Notes (as defined in Note 5) into Company common stock, par value $0.01 per share (“Common Stock”), or the holder’s optional exchange of the Notes into Company securities that may be issued in a subsequent financing that closes on or before August 10, 2025, then the Company would be required to obtain additional financing to repay these short-term debt obligations upon maturity in August 2025. The failure to timely repay these unsecured debt obligations upon maturity would result in a default.  If, however, we are able to refinance this short-term indebtedness prior to maturity through a conversion or an exchange, we will have sufficient cash on hand to fund our estimated operating expenses through at least November 2025, assuming that the Company will fund any cash calls for the Round Top Budget through diluting its membership interests in Round Top (as opposed to a cash funding). Failure by the Company to make required cash calls to fund its portion of the Round Top Budget would result in dilution to its membership interest in Round Top, which is 19.323% at May 31, 2025. Accordingly, the Company may be required to raise additional capital to fund the repayment of the convertible notes at maturity, of which there can be no assurance that the Company will be able to raise such capital. Moreover, in the event the Company elects not to dilute its Round Top membership interest, it would be required to raise the necessary capital to fund its cash calls, of which there is no assurance that the Company would be able to raise such capital. Based on these factors, there is substantial doubt as to the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of these financial statements.

NOTE 2 – JOINT VENTURE ARRANGEMENTS

The Company accounts for its interest in RTMD using the proportionate consolidation method, which is an exception available to entities in the extractive industries, thereby recognizing its pro-rata share of the assets, liabilities, and operations of RTMD in the appropriate classifications in the financial statements.

NOTE 3 – MINERAL PROPERTIES

The following discussion under “RTMD Mineral Properties” provides a history of the ownership and obligations of the Round Top Project, of which we, as of May 31, 2025, held a 19.323% proportionate interest and USA Rare Earth LLC (“USARE”) held an 80.677% proportionate interest.

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

Under the terms of the option agreement, the Company plans to conduct a district-wide evaluation among the patented and unpatented claims held by Santa Fe, as well as the area of interest, consisting of geologic mapping, sampling, trenching, radiometric surveying, geophysics, drilling and/or other methods as warranted. Based on the district-wide evaluation, the Company would designate a “project area or areas,” the size or sizes of which will be decided at that time, and commence development work. The property covered in the option agreement is approximately 1,600 acres and covers approximately 75% of the Black Hawk Mining District. The area to be studied also includes a two-mile radius “area of interest.” The term of the option is for so long as the Company continues to conduct exploration activities in the Project Area (although there can be no assurance that the Company will continue to conduct exploration activities in any future period, due to lack of financial resources or otherwise) and can be exercised on 60 days’ notice to Santa Fe. During the term of the option and subject to limited exceptions, Santa Fe has agreed not to transfer any portion of its patented and unpatented mining claims within the Black Hawk Mining District without granting the Company the right of first refusal. In October 2024, a Minimum Impact Exploration Permit, No. GR094EM, was issued by the New Mexico Mining and Minerals Division related to the project area.

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

NOTE 4 – RECLAMATION

In connection with a Minimum Impact Exploration Permit No. GR094EM issued by the New Mexico Mining and Minerals Division, the Company was required to provide an irrevocable standby letter of credit as financial support for reclamation costs. As of May 31, 2025 and August 31, 2024, there were $37,600 and $0, respectively, of outstanding letters of credit. The Company has legally pledged a certificate of deposit in the amount of $37,600, which is included in non-current restricted investments, for purposes of settling reclamation obligations that may become due.

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

The Notes issued to the thirteen investors (i) are in the aggregate principal amount of $848,000, (ii) do not bear interest, (iii) mature and are due and payable on August 10, 2025, (iv) are convertible at any time on or prior to the maturity date, at the option of the holders, into shares of Common Stock at a conversion price of $0.30 per share, and (v) are exchangeable, at the option of the holders, into any Company debt or equity securities issued by the Company for cash consideration in any financing exceeding $1,000,000 that closes on or prior to August 10, 2025, by exchanging the principal amount of the Note(s) for an investment in the financing equal to the principal amount of the Note(s) so exchanged. If the Notes in the principal amount of $848,000 are converted in full into shares of Common Stock, the Company will issue an aggregate of 2,826,667 shares of Common Stock. The Notes are prepayable by the Company at any time, without penalty, prior to maturity. Upon an event of default, the Notes may become immediately due and payable.

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

On February 20, 2025, with respect to these thirteen investors, the Company issued to: (i) four of these investors that are directors Notes representing an aggregate principal amount of $203,000 (convertible into up to 676,667 shares of Common Stock) and Warrants exercisable to purchase up to 2,030,000 shares of Common Stock, with Mr. Marchese being issued a Note in the principal amount of $100,000 and a Warrant exercisable for 1,000,000 shares of Common Stock, Mr. Wall being issued Notes in the aggregate principal amount of $75,000 and Warrants exercisable for an aggregate of 750,000 shares of Common Stock, Mr. Gorski being issued a Note in the principal amount of $20,000 and a Warrant exercisable for 200,000 shares of Common Stock, and Mr. Malhotra being issued a Note in the principal amount of $8,000 and a Warrant exercisable for 80,000 shares of Common stock; and (ii) three of these investors that are adult family members of Mr. Marchese were issued Notes in the aggregate amount of $225,000 (convertible into up to 750,000 shares of Common Stock) and Warrants exercisable to purchase up to 2,250,000 shares of Common Stock.

The Company received $848,000 in gross proceeds from the offering. At inception, the proceeds for the Notes and Warrants were allocated on a relative fair value basis. The Company assessed the Notes for embedded derivatives requiring bifurcation in accordance with ASC 815-15 and did not bifurcate any derivatives.

The Notes are measured at amortized cost. Interest expense, representing the amortization of the $575,235 of initial relative fair value of the Warrants is amortized using an effective interest rate of 250% over the term of the Notes. The Company recorded $236,569 and $270,210 of interest expense related to the Notes during the three and nine months ended May 31, 2025, respectively.

As of May 31, 2025, the carrying amount of the Notes was $542,975 with unamortized discount of $305,025.

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

The Notes issued to the two investors (i) are in the aggregate principal amount of $250,000, (ii) do not bear interest, (iii) mature and are due and payable on August 10, 2025, (iv) are convertible at any time on or prior to the maturity date, at the option of the holders, into shares of Common Stock at a conversion price of $0.30 per share, and (v) are exchangeable, at the option of the holders, into any Company debt or equity securities issued by the Company for cash consideration in any financing exceeding $1,000,000 that closes on or prior to August 10, 2025, by exchanging the principal amount of the Note(s) for an investment in the financing equal to the principal amount of the Note(s) so exchanged. If the Notes in the principal amount of $250,000 are converted in full into shares of Common Stock, the Company will issue an aggregate of 833,333 shares of Common Stock. The Notes are prepayable by the Company at any time, without penalty, prior to maturity. Upon an event of default, the Notes may become immediately due and payable.

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

The Notes are measured at amortized cost. Interest expense, representing the amortization of the $170,898 of initial relative fair value of the Warrants is amortized using an effective interest rate of 267% over the term of the Notes. The Company recorded $70,864 and $76,648 of interest expense related to the Notes during the three and nine months ended May 31, 2025, respectively.

As of May 31, 2025, the carrying amount of the Notes was $155,750 with unamortized discount of $94,250.

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

During the quarter ended February 28, 2025, the Company recognized stock compensation and a corresponding charge to additional paid-in capital in the amount of $50,670 for director’s fees earned during the quarter. The Company issued the related 197,922 shares of Common Stock in April 2025.

During the quarter ended May 31, 2025, the Company recognized stock compensation and a corresponding charge to additional paid-in capital in the amount of $80,332 for director’s fees earned during the quarter.

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

There were 10,980,000 warrant shares issued and outstanding as of May 31, 2025. See Note 5 – Convertible Notes Payable for further discussion of the warrants.

NOTE 7 – RELATED PARTIES

Certain members of our board of directors and their immediate family members participated in the Loan Agreements as further discussed in Note 5 – Convertible Notes Payable.

In December 2024, the Company acquired an ownership interest in the Carlisle Mine and related real estate from Dan Gorski, the Company’s Chief Executive Officer and a director, in consideration for a promissory note in the amount of $75,000. See Note 3 – Mineral Properties, for additional information.

During the three and nine months ended May 31, 2025, the Company engaged a family member of a board member for consulting purposes and incurred and paid $0 and $1,500, respectively, in costs which is included in general and administrative expenses in the accompanying consolidated statements of operations.

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

The carrying amounts of the Company’s cash and cash equivalents, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying value of the Company’s restricted investment approximates fair value due to the certificate of deposit containing a market rate.

Debt instruments as of May 31, 2025 consisted of the following:

	Net Carrying Amounts	Estimated Fair Value
Convertible notes	$698,725	$1,916,260

No debt instruments were outstanding at August 31, 2024. To estimate the fair value of the convertible notes, management evaluated the debt instrument with conversion option, using a discounted cash flow analysis based on imputed market interest rates and the conversion option using the Black-Scholes option pricing model (level 3 inputs) and the following assumptions:

Risk-free interest rate	4.35%
Expected dividend yield	0.00%
Expected term in years	0.19
Expected volatility	138.10%

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

The following shares of potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as the effect of including such securities would be anti-dilutive:

May 31, 2025
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

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

●	risks of being classified as an “exploration stage” company for purposes of SEC Regulation S-K Item 1300;

●	risks associated with our ability to continue as a going concern in future periods;

●	risks associated with our history of losses and need for additional financing;

●	risks associated with our ability to raise capital on acceptable terms, if at all;

●	risks associated with our operating history;

●	risks associated with owning a membership interest in Round Top which may be diluted (which could be significant) if we are unable to fund our cash call obligations and elect to dilute our ownership interest in Round Top in lieu of funding our cash calls per the amended RTMD Operating Agreement (as of May 31, 2025, our membership interest was 19.323%);

●	risks associated with our properties;

●	risks associated with the lack of history in producing metals from the Round Top Project;

●	risks associated with our need for additional financing to fund our cash call obligations with respect to Round Top, as well as the requirement in general for additional capital to further develop, the Round Top Project;

●	risks associated with owning a minority interest in Round Top;

●	risks associated with exploration activities not being commercially successful (as there is no assurance that Round Top will be commercially successful);

●	risks associated with ownership of surface rights and other title issues with respect to the Round Top Project;

●	risks associated with pursuing a potential joint venture arrangement with Santa Fe and our ability to finance such potential arrangement;

●	risks associated with the Steeple Rock non-binding letter of intent regarding a possible mining venture and ability to finance such possible arrangement;

●	risks associated with increased costs affecting our financial condition;

●	risks associated with a shortage of equipment and supplies adversely affecting our ability to operate properties;

●	risks associated with mining and mineral exploration being inherently dangerous;

●	risks associated with mineralization estimates;

●	risks associated with changes in mineralization estimates affecting the economic viability of the properties;

●	risks associated with uninsured risks;

●	risks associated with mineral operations being subject to market forces beyond our control;

●	risks associated with fluctuations in commodity prices, and in particular rare earth elements and other critical minerals that are necessary for energy transition;

●	risks associated with permitting, licenses and approval processes;

●	risks associated with governmental and environmental regulations;

●	risks associated with future legislation regarding the mining industry and climate change;

●	risks associated with potential environmental lawsuits;

●	risks associated with land reclamation requirements;

●	risks associated with rare earth elements and mining in general presenting potential health risks;

●	risks related to competition in the mining and rare earth elements industries;

●	risks related to macroeconomic conditions, both in the United States and internationally, including without limitation inflation, high interest rates, and supply chain issues;

●	risks associated with cybersecurity threats, breaches, and disruptions associated therewith;

●	risks related to our ability to manage growth;

●	risks related to the potential difficulty of attracting and retaining qualified personnel;

●	risks related to our dependence on key personnel;

●	risks related to conducting our business in order to be excluded from the definition of an “investment company” under the Investment Company Act of 1940;

●	risks related to global hostilities, both in Ukraine and the Middle East;

●	risks related to our United States Securities and Exchange Commission (the “SEC”) filing history; and

●	risks related to our securities.

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

Going Concern

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit from inception through May 31, 2025, of approximately $44,452,000 and has yet to achieve profitable operations, and projects further losses in the development of its business.

At May 31, 2025, the Company had a working capital deficit of approximately $26,000. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from the recent debt financing and normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should we be unable to continue as a going concern.

These financial statements have been prepared assuming that the Company will continue as a going concern.

We do not have sufficient capital on hand at to repay our short-term, unsecured convertible debt in the principal amount of $1,098,000 upon maturity on August 10, 2025.  If we are unable to refinance this short-term debt into Company securities prior to maturity, either through the holder’s optional conversion of the Notes (as defined below) into Company Common Stock or the holder’s optional exchange of the Notes into Company securities that may be issued in a subsequent financing that closes on or before August 10, 2025, then the Company would be required to obtain additional financing to repay these short-term debt obligations upon maturity in August 2025. The failure to timely repay these unsecured debt obligations upon maturity would result in a default.  If, however, we are able to refinance this short-term indebtedness prior to maturity through a conversion or an exchange, we will have sufficient cash on hand to fund our estimated operating expenses through at least November 2025, assuming that the Company will fund any cash calls for the Round Top Budget through diluting its membership interests in Round Top (as opposed to a cash funding). Failure by the Company to make required cash calls to fund its portion of the Round Top Budget would result in dilution to its membership interest in Round Top, which is 19.323% at May 31, 2025. Accordingly, the Company may be required to raise additional capital to fund the repayment of the convertible notes at maturity, of which there can be no assurance that the Company will be able to raise such capital. Moreover, in the event the Company elects not to dilute its Round Top membership interest, it would be required to raise the necessary capital to fund its cash calls, of which there is no assurance that the Company would be able to raise such capital. Based on these factors, there is substantial doubt as to the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of these financial statements.

Overview

We are a mining company engaged in the business of the acquisition, exploration and development of mineral properties. As of May 31, 2025, we own a 19.323% membership interest in RTMD, which entity holds two mineral property leases with the Texas General Land Office to explore and develop a 950-acre rare earths project located in Hudspeth County, Texas, (referred to as the “Round Top Project” or the “Project”). The leases, originally signed with primary terms of approximately 19 and 18 years, each currently have remaining terms of approximately four years and provisions for automatic renewal if Round Top is in production. RTMD also holds prospecting permits covering 9,345 acres adjacent to the Round Top Project. The strategy of RTMD is to develop a metallurgical process to concentrate or otherwise extract the metals from the Round Top Project’s rhyolite, conduct additional engineering, design, geotechnical work, and permitting necessary for a bankable feasibility study and then to extract mineral resources from the Round Top Project. The Round Top Project has not established as of the date hereof that any of the properties contain any probable mineral reserves or proven mineral reserves under Item 1300 of Regulation S-K.

Rare earth elements (“REE”) are a group of chemically similar elements that usually are found together in nature – they are referred to as the “lanthanide series.” These individual elements have a variety of characteristics that are critical in a wide range of technologies, products, and applications and are critical inputs in existing and emerging applications. Without these elements, multiple high-tech technologies would not be possible. These technologies include:

●	cell phones,

●	computer and television screens,

●	battery-operated vehicles,

●	clean energy technologies, such as hybrid and electric vehicles and wind power turbines,

●	fiber optics, lasers and hard disk drives,

●	numerous defense applications, such as guidance and control systems and global positioning systems, and

●	advanced water treatment technology for use in industrial and military applications.

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

Operations of the Round Top Project.

During the fiscal year ended August 31, 2024, the total cash calls by Round Top, and expenditures in Round Top, was $4,200,996 used primarily to optimize the leaching and developing of the CIX/CIC processing of the Round Top Project. During the three and nine months ended May 31, 2025, there were no cash calls by Round Top. It is unclear what the preliminary estimate of the Round Top budget will be for the three months ending August 31, 2025 or the fiscal year ending August 31, 2026. Initial process design work will be carried out at USARE’s facility in Wheat Ridge, Colorado. Pending completion of the initial process development, this facility will either be relocated to or replicated at USARE’s Oklahoma facility where a pilot plant is expected to be established. It is estimated that the Round Top Project will require additional time and further expenditure to complete a bankable feasibility study. The Company lacks sufficient capital to fund any cash calls during the current fiscal year or thereafter and we expect to incur dilution to our then current membership interest in lieu of funding our Round Top cash calls during the balance of fiscal 2025 and fiscal 2026, if any.

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

Under the terms of the option agreement, the Company plans to conduct a district-wide evaluation among the patented and unpatented claims held by Santa Fe, as well as the area of interest, consisting of geologic mapping, sampling, trenching, radiometric surveying, geophysics, drilling and/or other methods as warranted. Based on the district-wide evaluation, the Company would designate a “project area or areas,” the size or sizes of which will be decided at the time, and commence development work. The property covered in the option agreement is approximately 1,600 acres and covers approximately 75% of the Black Hawk Mining District. The area to be studied also includes a two-mile radius “area of interest.” The term of the option is for so long as the Company continues to conduct exploration activities in the Project Area (although there can be no assurance that the Company will continue to conduct exploration activities in any future period, due to lack of financial resources or otherwise) and can be exercised on 60 days’ notice to Santa Fe. During the term of the option and subject to limited exceptions, Santa Fe has agreed not to transfer any portion of its patented and unpatented mining claims within the Black Hawk Mining District without granting the Company the right of first refusal. In October 2024, a Minimum Impact Exploration Permit, No. GR094EM, was issued by the New Mexico Mining and Minerals Division related to the project area. In connection with a Minimum Impact Exploration Permit No. GR094EM issued by the New Mexico Mining and Minerals Division, the Company was required to provide an irrevocable standby letter of credit as financial support for reclamation costs. As of May 31, 2025 and August 31, 2024, there were $37,600 and $0, respectively, of outstanding letters of credit. The Company has legally pledged a certificate of deposit in the amount of $37,600, which is included in non-current restricted investments, for purposes of settling reclamation obligations that may become due.

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

Non-Binding Letter of Intent with Steeple Rock

The Company entered into a non-binding letter of intent with Steeple Rock Holding Company, LLC (“Steeple Rock”) to explore the possibility of entering into a mining venture involving (i) four mines, being the Billali mine, the Jim Crow  mine, the inactive Imperial mine, and the Carlisle mine, all located on patented mining claims in Grant County, New Mexico, and (ii) certain related assets including a 150 tons per day, unassembled flotation mill located in Duncan, Arizona. New Mexico Minimum Impact Mining permits are in effect for the Billali mine, which also holds a valid Federal Discharge Permit and the Jim Crow and adjacent Imperial mine which are operated under a common permit; and the millsite which has a valid operating permit issued by the State of Arizona; the Carlisle mine is currently unpermitted.

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

Liquidity and Capital Resources

Recent Debt Financing

Notes and Warrants Issued Pursuant to the Loan Agreements Dated February 10, 2025

On February 20, 2025, pursuant to the closing of the $848,000 of debt financing in accordance with the Loan Agreements dated February 10, 2025, the Company issued to thirteen accredited investors unsecured promissory notes in the principal amount of $848,000 (“Notes”) and, as additional consideration for effecting the loans, on February 20, 2025, the Company issued these thirteen investors warrants (“Warrants”) to purchase an aggregate of up to 8,480,000 shares of Common Stock.

The Notes issued to the thirteen investors (i) are in the aggregate principal amount of $848,000, (ii) do not bear interest, (iii) mature and are due and payable on August 10, 2025, (iv) are convertible at any time on or prior to the maturity date, at the option of the holders, into shares of Common Stock at a conversion price of $0.30 per share, and (v) are exchangeable, at the option of the holders, into any Company debt or equity securities issued by the Company for cash consideration in any financing exceeding $1,000,000 that closes on or prior to August 10, 2025, by exchanging the principal amount of the Note(s) for an investment in the financing equal to the principal amount of the Note(s) so exchanged. If the Notes in the principal amount of $848,000 are converted in full into shares of Common Stock, the Company will issue an aggregate of 2,826,667 shares of Common Stock. The Notes are prepayable by the Company at any time, without penalty, prior to maturity. Upon an event of default, the Notes may become immediately due and payable.

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

The Notes issued to the two investors (i) are in the aggregate principal amount of $250,000, (ii) do not bear interest, (iii) mature and are due and payable on August 10, 2025, (iv) are convertible at any time on or prior to the maturity date, at the option of the holders, into shares of Common Stock at a conversion price of $0.30 per share, and (v) are exchangeable, at the option of the holders, into any Company debt or equity securities issued by the Company for cash consideration in any financing exceeding $1,000,000 that closes on or prior to August 10, 2025, by exchanging the principal amount of the Note(s) for an investment in the financing equal to the principal amount of the Note(s) so exchanged. If the Notes in the principal amount of $250,000 are converted in full into shares of Common Stock, the Company will issue an aggregate of 833,333 shares of Common Stock. The Notes are prepayable by the Company at any time, without penalty, prior to maturity. Upon an event of default, the Notes may become immediately due and payable.

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

Liquidity

At May 31, 2025, our accumulated deficit was approximately $44,452,000 and our cash position was approximately $780,000. We had a working capital deficit of approximately $26,000. Round Top has not commenced commercial production on the Round Top Project. We have no revenues from operations and anticipate we will have no operating revenues until production from the Round Top Project, if any, of which there can be no assurance. This property is in the exploration stage.

During the fiscal year ended August 31, 2024, we did not fund our cash call obligations pursuant to the Operating Agreement. In lieu of funding $898,740 of cash calls during the fiscal year ended August 2024, we incurred dilution in our membership interest from 19.910% at August 31, 2023 to 19.323% at August 31, 2024. We did not receive a cash call notice from Round Top during the fiscal quarters ended November 30, 2024, February 28, 2025 or May 31, 2025. Subsequent to May 31, 2025 through the date of this Report, we have not received a cash call notice from Round Top. We have not been advised by USARE with respect to any preliminary estimate of the Round Top Budget for the fiscal years ending August 31, 2025 and 2026. Last year we were advised that the estimated budget for the fiscal year ended August 31, 2024 was anticipated to be between $15 million to $20 million, with the Company’s portion estimated to be between $3 million to $4 million. During the fiscal year ended August 31, 2024, the total expenditure on the Round Top Project by USARE (as we elected not to fund our portion, have USARE fund our portion, and in lieu thereof to incur dilution) was $4,200,996 (of which $898,740 was our portion funded by USARE when we elected to incur dilution rather than fund). It is possible that the Round Top Budget for the current fiscal year or the 2026 fiscal year could exceed either the amount actually paid last fiscal year or what was budgeted for the last fiscal year, and it should be expected that in future periods the Round Top Budget will be higher. The Company likely will decide to incur dilution to its then current membership interest in lieu of funding in cash its Round Top Budget obligations during the remainder of this fiscal year and thereafter (which dilution could be significant), as it currently does not have sufficient capital to fund in cash any cash calls; consequently our ownership interest in the Round Top Project will likely be further diluted in future periods. If we decided to fund in cash future Round Top Budget cash calls, we will be required to raise additional capital to fund such cash calls, and there can be no assurance that we will be able to raise the necessary capital to fund future Round Top cash calls; consequently it should be expected that our ownership interest in the Round Top Project will be diluted in future periods.

We do not have sufficient capital on hand to repay our short-term, unsecured convertible debt in the principal amount of $1,098,000 upon maturity on August 10, 2025.  If we are unable to refinance this short-term debt into Company securities prior to maturity, either through the holder’s optional conversion of the Notes into Company Common Stock or the holder’s optional exchange of the Notes into Company securities that may be issued in a subsequent financing that closes on or before August 10, 2025, then the Company would be required to obtain additional financing to repay these short-term debt obligations upon maturity in August 2025. The failure to timely repay these unsecured debt obligations upon maturity would result in a default.  If, however, we are able to refinance this short-term indebtedness prior to maturity through a conversion or an exchange, we will have sufficient cash on hand to fund our estimated operating expenses through at least November 2025, assuming that the Company will fund any cash calls for the Round Top Budget through diluting its membership interests in Round Top (as opposed to a cash funding). Accordingly, the Company may be required to raise additional capital to fund the repayment of the convertible notes at maturity, of which there can be no assurance that the Company will be able to raise such capital. As such, there is substantial doubt as to the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of these financial statements.

The most likely source of future financing presently available to us is through the sale of our securities. Any sale of our shares of Common Stock will result in dilution of equity ownership to existing shareholders. This means that if we sell shares of Common Stock, more shares will be outstanding and each existing shareholder will own a smaller percentage of the shares then outstanding. Moreover, the actual or perceived sale of additional shares of our Common Stock to raise capital could further depress the price of our Common Stock which could adversely impact our ability to raise capital, result in more dilution to be incurred by existing shareholders, and also negatively impact the dilution calculation with respect to our Round Top membership interest. Alternatively, we may rely on debt financing and assume debt obligations that require us to make substantial interest and capital payments. Also, we may issue or grant warrants or options in the future pursuant to which additional shares of Common Stock may be issued. Exercise of such warrants or options will result in dilution of equity ownership to our existing shareholders. We have no firm commitment with respect to obtaining debt or equity financing and, accordingly, we will be reliant upon a best efforts financing strategy. Accordingly, there is no assurance that we will be able to raise necessary capital, if any, to fund (i) in cash (versus dilution to our membership interest) our portion of the Round Top Budget, during the balance of the current fiscal year or in any future period, (ii) our general and administrative expenses subsequent to November 30, 2025, (iii) the repayment of our $1,098,000 short-term convertible debt obligations that mature in August 2025, or (iv) the repayment of our $75,000 related party note payable that matures in December 2025; the failure of which could cause us to curtail, discontinue or cease our operations.

Results of Operations

Nine months ended May 31, 2025 and May 31, 2024

General and Revenue

We had no operating revenues during the nine months ended May 31, 2025 and May 31, 2024. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $44,452,000 as of May 31, 2025.

Operating expenses, other income (expenses) and resulting losses from Operations.

We incurred exploration costs for the nine months ended May 31, 2025 and May 31, 2024, in the amount of approximately $281,000 and $58,000, respectively. The expenditures for the nine months ended May 31, 2025 and the nine months ended May 31, 2024 were primarily for exploration costs for the Black Hawk project in New Mexico. Any exploration expenditures for mining activities at Round Top were funded by RTMD. We account for our interest in RTMD under the proportional consolidation method. Under the proportional consolidation method, we record our share of expenses of RTMD within the income statement in the same line items that we would if we were to consolidate our financial statements with RTMD.

Our general and administrative expenses for the nine months ended May 31, 2025 and May 31, 2024, respectively, were approximately $661,000 and $673,000. For the nine months ended May 31, 2025 and May 31, 2024, this amount included approximately $184,000 and $185,000, respectively, in stock-based compensation to directors and Common Stock and stock options to outside consultants. The remaining expenditures were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

For the nine months ended May 31, 2025 and May 31, 2024, we earned approximately $15,000 and $30,000, respectively, in interest income from depository accounts. Other income for the nine months ended May 31, 2024 also includes approximately $85,000 as a reimbursement for expenses incurred in a prior period.

For the nine months ended May 31, 2025, we recognized approximately $347,000 in interest expense related to accretion of debt discount recognized on our convertible notes. During the nine months ended May 31, 2024, we had no debt outstanding and accordingly, no interest expense was recognized.

We had losses from operations for the nine months ended May 31, 2025 and May 31, 2024 totaling approximately $943,000 and $732,000, respectively.

We had net losses for the nine months ended May 31, 2025 and May 31, 2025 totaling approximately $1,275,000 and $617,000, respectively.

Three months ended May 31, 2025 and May 31, 2024

Revenue

We had no operating revenues during the three months ended May 31, 2025 and May 31, 2024. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $44,452,000 as of May 31, 2025.

Operating expenses and resulting losses from Operations.

We incurred exploration costs for the three months ended May 31, 2025 and May 31, 2024, in the amount of approximately $256,000 and $50,000, respectively. Expenditures during the three months May 31, 2025 and May 31, 2024 were primarily for our exploration costs for the Black Hawk project in New Mexico. Any exploration expenditures for mining activities at Round Top were funded by RTMD. We account for our interest in RTMD under the proportional consolidation method. Under the proportional consolidation method, we record our share of expenses of RTMD within the income statement in the same line items that we would if we were to consolidate our financial statements with RTMD.

Our general and administrative expenses for the three months ended May 31, 2025 and May 31, 2024, respectively, were approximately $250,000 and $212,000. For the three months ended May 31, 2025 and May 31, 2024, this amount included approximately $80,000 and $75,000, respectively, in stock-based compensation to directors and outside consultants. The remaining expenditures were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

For the three months ended May 31, 2025 and May 31, 2024, we earned approximately $9,000 and $8,000, respectively, in interest income from depository accounts.

For the three months ended May 31, 2025, we recognized approximately $307,000 in interest expense related to accretion of debt discount recognized on our convertible notes. During the three months ended May 31, 2024, we had no debt outstanding and accordingly, no interest expense was recognized.

We had losses from operations for the three months ended May 31, 2025 and May 31, 2024 totaling approximately $506,000 and $263,000, respectively.

We had net losses for the three months ended May 31, 2025 and May 31, 2024 totaling approximately $804,000 and $254,000, respectively.

Investment Company Act Exclusion

Section 3(c)(9) of the Investment Company Act of 1940, as amended (“1940 Act”), provides that a company “substantially all of whose business consists of owning or holding oil, gas, or other mineral royalties or leases, or fractional interests therein, or certificates of interest or participation in or investment contracts relative to such royalties, leases, or fractional interests” is not an investment company within the meaning of the 1940 Act. The Company has determined that this exemption applies to it giving consideration to the following four factors:

●	whether the exempted activity constitutes “substantially all” of our business;

	○	The Company has owned mineral leases since 2010, all of our business to date has been comprised of owning and developing the mineral leases and, after the May 2021 “farm-down” of its 100% interest in the mineral leases, all of our business continues to be comprised of owning and holding a certificate of interest and a participation in the mineral leases owned by RTMD. The Company’s mineral assets historically, as well as the value of the certificate of interest at May 31, 2025, have been booked at cost in accordance with GAAP. We have an accumulated deficit of approximately $44,452,000 at May 31, 2025 as a result of owning and developing the Round Top Project.

●	whether we own or trade in the mineral leases;

	○	The Company has owned the mineral leases, which are now owned by RTMD, since 2010 and neither the Company nor RTMD is in the business of dealing or trading in the mineral leases.

●	what qualifies as an eligible asset for purposes of the exception; and

	○	The statute specifically references mineral leases and our mineral leases were owned by the Company and are now owned by RTMD. In accordance with Regulation S-K Item 1300 that governs disclosure by registrants engaged in mining operations, the definition of mineral resource is “a concentration or occurrence of material of economic interest in or on the Earth’s crust.” Our rare earth elements and minerals underlying the mineral leases meet that definition, as well as does coal, silver, gold and other material mined for economic value by registrants involved in mining operations. The SEC staff has recognized that an excepted entity can also engage in related business activities such as exploring, developing, and operating the eligible assets.

●	what qualifies as a “certificate of interest or participation in” or an “investment contract relative to” the eligible assets.

	○	The statute allows a Company to own a “certificate of interest” or “participation in” the mineral leases. The SEC staff has recognized that limited partnership interests and/or similar securities issued by entities that themselves own the leases constitute “certificate of interest or participation in or investment contracts” related to such leases. The Company’s 19.323% membership interest in RTMD as of May 31, 2025 constitutes a “certificate of interest” and a “participation in” the mineral leases that are owned by RTMD.

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

We do not have sufficient capital on hand to repay our short-term, unsecured convertible debt in the principal amount of $1,098,000 upon maturity on August 10, 2025.  If we are unable to refinance this short-term debt into Company securities prior to maturity, either through the holder’s optional conversion of the Notes into Company Common Stock or the holder’s optional exchange of the Notes into Company securities that may be issued in a subsequent financing that closes on or before August 10, 2025, then the Company would be required to obtain additional financing to repay these short-term debt obligations upon maturity in August 2025. The failure to timely repay these unsecured debt obligations upon maturity would result in a default.  If, however, we are able to refinance this short-term indebtedness prior to maturity through a conversion or an exchange, we will have sufficient cash on hand to fund our estimated operating expenses through at least November 2025, assuming that the Company will fund any cash calls for the Round Top Budget through diluting its membership interests in Round Top (as opposed to a cash funding). Accordingly, the Company may be required to raise additional capital to fund the repayment of the convertible notes at maturity, of which there can be no assurance that the Company will be able to raise such capital. As such, there is substantial doubt as to the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of these financial statements.

The most likely source of future financing presently available to us is through the sale of our securities. Any sale of our shares of Common Stock will result in dilution of equity ownership to existing stockholders. This means that if we sell shares of Common Stock, more shares will be outstanding and each existing stockholder will own a smaller percentage of the shares then outstanding. Moreover, the actual or perceived sale of additional shares of our Common Stock to raise capital could further depress the price of our Common Stock which could adversely impact our ability to raise capital, result in more dilution to be incurred by existing stockholders, and also negatively impact the dilution calculation with respect to our Round Top membership interest. Alternatively, we may rely on debt financing and assume debt obligations that require us to make substantial interest and capital payments. Also, we may issue or grant warrants or options in the future pursuant to which additional shares of Common Stock may be issued. Exercise of such warrants or options will result in dilution of equity ownership to our existing stockholders. We have no firm commitment with respect to obtaining debt or equity financing and, accordingly, we will be reliant upon a best efforts financing strategy. Accordingly, there is no assurance that we will be able to raise necessary capital, if any, to fund (i) in cash (versus dilution to our membership interest) our portion of the Round Top Budget, during the balance of the current fiscal year or in any future period, (ii) our general and administrative expenses subsequent to November 30, 2025, (iii) the repayment of our $1,098,000 of short-term convertible debt obligations that mature in August 2025, or (iv) the repayment of our $75,000 related party note payable that matures in December 2025; the failure of which could cause us to curtail, discontinue or cease our operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as set forth below, all unregistered sales of equity securities during the period covered by this Quarterly Report were previously disclosed in our current reports on Form 8-K.

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (C)
October 2024	Common Stock	244,599	Directors	$Nil	Services	Sec. 4(a)(2)
January 2025	Common Stock	244,599	Directors	$Nil	Services	Sec. 4(a)(2)
April 2025	Common Stock	197,922	Directors	$Nil	Services	Sec. 4(a)(2)

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended May 31, 2025, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

Item 5. Other Information

During the quarter ended May 31, 2025, neither any director or officer adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit
No.	Description

2.1	Plan of Conversion, dated August 24, 2012, incorporated by reference to Exhibit 2.1 of our Form 8-K filed with the SEC on August 29, 2012.

3.1	Delaware Certificate of Conversion, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on August 29, 2012.

3.2	Delaware Certificate of Incorporation, incorporated by reference to Exhibit 3.2 of our Form 8-K filed with the SEC on August 29, 2012.

3.3	Delaware Certificate of Amendment, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on March 18, 2016

3.4	Delaware Bylaws, incorporated by reference to Exhibit 3.3 of our Form 8-K filed with the SEC on August 29, 2012.

4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.

10.1	Amended and Restated 2008 Stock Option Plan, incorporated by reference to Exhibit 10.1 of our Form 10-Q for the period ended May 31, 2011 filed with the SEC on July 15, 2011.

10.2	Mining Lease, incorporated by reference to Exhibit 10.2 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.

10.3	Mining Lease dated November 2011 with the State of Texas, incorporated by reference to Exhibit 10.3 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.4	Purchase option agreement dated September 2014 with the State of Texas, incorporated by reference to Exhibit 10.4 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.5	Groundwater lease dated September 2014 with the State of Texas, incorporated by reference to Exhibit 10.5 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.6	ReeTech Operating Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on July 21, 2015.

10.7	Amendment Number One to the Reetech Operating Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on November 30, 2015.

10.8	Amendment Number One to the TRER License, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K as filed with the Commission on November 30, 2015.

10.9*	Director’s Agreement by and between the Company and Anthony Marchese, incorporated by reference to Exhibit 10.6 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.

10.10*	Summary of Dan Gorski Employment Arrangement, incorporated by reference to Exhibit 10.10 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.11*	Summary of Wm. Chris Mathers Employment Arrangement, incorporated by reference to Exhibit 10.11 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.12*	Option Agreement for Wm. Chris Mathers incorporated by reference to Exhibit 10.21 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.

10.13*	Form of Directors Option Agreement incorporated by reference to Exhibit 10.22 of our Amendment No. 2 to its Registration Statement on Form S-1 (333- 172116) filed with the SEC on May 25, 2011.

10.14	Consulting Agreement between the Company and Chemetals, Inc., dated January 22, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2013.

10.15	Lease Agreement between the Company and Southwest Range & Wildlife Foundation, Inc., dated March 6, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2013.

10.16	Variation agreement with Morzev PTY LTD. (USA Rare Earth) dated October 2018, incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.17	Amended and Restated Option Agreement with Morzev (USA Rare Earth) dated August 2019, incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.18	First Amendment to the Amended and Restated Option Agreement with USA Rare Earth dated June 29, 2020, incorporated by reference to Appendix A of the definitive proxy statement on Schedule 14A filed with the SEC on July 15, 2020.

10.19	Mining lease dated September 2011, incorporated by reference to Exhibit 10.19 of the Form 10-K for the period ended August 31, 2020 filed with the SEC on November 30, 2020.

10.20	Contribution Agreement, effective as of May 17, 2021, among USA Rare Earth, LLC, Texas Mineral Resources Corp., and Round Top Mountain Development, LLC, filed with the SEC on Form 8-K on May 21, 2021.

10.21	Limited Liability Company Agreement dated effective as of May 17, 2021, among USA Rare Earth, LLC, Texas Mineral Resources Corp., and Round Top Mountain Development, LLC, filed with the SEC on Form 8-K on May 21, 2021.

10.22	Mineral Exploration and Option Agreement dated effective October 7, 2021 between Standard Silver Corp. and Santa Fe Gold Corporation, filed with the SEC on Form 8-K on November 10, 2021.

10.23	Amended and Restated Limited Liability Company Agreement dated effective as of June 26, 2023, among USA Rare Earth, LLC, Texas Mineral Resources Corp., and Round Top Mountain Development, LLC, filed with the SEC on Form 8-K on June 27, 2023.

10.24	First Amendment to Mineral Exploration and Option Agreement dated May 23, 2024 among Standard Silver Corp. and Santa Fe Gold Corporation, filed with the SEC on Form 8-K on May 30, 2024.

10.25	Purchase and Sale Agreement by and between Standard Silver Corporation and Daniel E Gorski and Patrice Gorski dated December 3, 2024, filed with the SEC on Form 10-Q on January 14, 2025.

10.26	Form of Loan and Securities Purchase Agreement by and among the Company and lender dated February 10, 2025, filed with the SEC on Form 8-K on February 12, 2025.

10.27	Form of Note issued by the Company dated February 10, 2025, filed with the SEC on Form 8-K on February 12, 2025.

10.28	Form of Warrant issued by the Company dated February 10, 2025, filed with the SEC on Form 8-K on February 12, 2025.

19.1	Insider Trading Policy, incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2024 filed with the SEC on November 29, 2024.

21.1	List of Subsidiaries, incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2024 filed with the SEC on November 29, 2024.

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(1)	XBRL Instance Document 101.SCH(1) XBRL Taxonomy Extension – Schema

101.CAL(1)	XBRL Taxonomy Extension – Calculations 101.DEF(1) XBRL Taxonomy Extension – Definitions 101.LAB(1) XBRL Taxonomy Extension – Labels 101.PRE(1) XBRL Taxonomy Extension – Presentations

*	Management contract or compensatory plan or arrangement.

(1)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at May 31, 2025 and August 31, 2024; (ii) Consolidated Statements of Operations for the three and nine months ended May 31, 2025 and May 31, 2024; (iii) Consolidated Statements of Cash Flows for the nine months ended May 31, 2025 and May 31, 2024; (iv) Consolidated Statements of Shareholders’ Equity for the three and nine months ended May 31, 2025 and May 31, 2024; and (v) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS MINERAL RESOURCES CORP.

Date: July 15, 2025

/s/ Daniel E. Gorski
Daniel E. Gorski, duly authorized officer Chief Executive Officer and Principal Executive Officer

Date: July 15, 2025

/s/ Wm Chris Mathers
Wm Chris Mathers, Chief Financial Officer, Principal Financial Officer and Chief Accounting Officer