Form 10-K
period 2025-08-31
Texas Mineral Resources Corp.
filed 2025-11-28
CIK 1445942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2025

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: As of February 28, 2025 the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $20,591,400 based upon the closing sale price of the common stock as reported by the OTCQB.

The number of shares of the Registrant’s common stock outstanding as of November 25, 2025 was 81,335,813.

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

Any statements that express or involve discussions with respect to predictions, expectations, anticipations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements include, but are not limited to:

●	the progress, potential and uncertainties of the rare-earth exploration plans at our Round Top project in Hudspeth County, Texas (the “Round Top Project” or “Round Top”);

●	timing for a completed feasibility study, if any, for the Round Top Project;

●	the success of obtaining the necessary permits for future Round Top drill programs and project development;

●	success, if any, of RTMD in developing the Round Top Project, including without limitation raising sufficient capital to fund any development;

●	expectations regarding our ability to raise capital and to continue our exploration plans on our properties (either to fund our proportionate expenditures in the Round Top Project as a member of RTMD or otherwise);

●	ability to complete a preliminary feasibility study for the Round Top Project;

●	plans regarding anticipated expenditures at the Round Top Project and ability, if any, to fund anticipated Company expenditures;

●	plans to enter into a joint venture arrangement with Santa Fe and our ability to fund any such potential exploration and development project; and

●	plans to enter into a mining venture with Steeple Rock and our ability to fund any such potential exploration and development project.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

●	risks of being classified as an “exploration stage” company for purposes of SEC Regulation S-K Item 1300;

●	risks associated with our ability to continue as a going concern in future periods;

●	risks associated with our history of losses and immediate need for additional financing;

●	risks associated with our ability to raise capital on acceptable terms, if at all;

●	risks associated with our operating history;

●	risks associated with owning a membership interest in Round Top which may be diluted (which could be significant) if we are unable to fund our cash call obligations and elect to dilute our ownership interest in Round Top in lieu of funding our cash calls per the amended RTMD Operating Agreement (as of the filing date of this Annual Report, our membership interest is 18.715%);

●	risks associated with our properties;

●	risks associated with the lack of history in producing metals from the Round Top Project;

●	risks associated with our need for additional financing to fund our cash call obligations with respect to Round Top, as well as the requirement in general for additional capital to further develop, the Round Top Project;

●	risks associated with dilution of our Round Top membership interest due to the inability to fund our cash calls;

●	risks associated with owing a minority interest in Round Top;

●	risks associated with exploration activities not being commercially successful (as there is no assurance that Round Top will be commercially successful);

●	risks associated with ownership of surface rights and other title issues with respect to the Round Top Project;

●	risks related to pursuing a potential Santa Fe joint venture arrangement and ability to finance any such arrangement;

●	risks related to pursuing a potential Steeple Rock mining venture and ability to finance any such arrangement;

●	risks associated with increased costs affecting our financial condition;

●	risks associated with a shortage of equipment and supplies adversely affecting the ability to operate properties;

●	risks associated with mining and mineral exploration being inherently dangerous;

●	risks associated with mineralization estimates;

●	risks associated with changes in mineralization estimates affecting the economic viability of the properties;

●	risks associated with uninsured risks;

●	risks associated with mineral operations being subject to market forces beyond our control;

●	risks associated with fluctuations in commodity prices;

●	risks associated with permitting, licenses and approval processes;

●	risks associated with the governmental and environmental regulations;

●	risks associated with future legislation regarding the mining industry and climate change;

●	risks associated with potential environmental lawsuits;

●	risks associated with land reclamation requirements;

●	risks associated with rare earth and mining in general presenting potential health risks;

●	risks related to competition in the mining and rare earth elements industries;

●	risks related to macroeconomic conditions, both in the United States and internationally, including without limitation inflation, high interest rates, tariffs and other economic measures implemented or that may be adopted by President Trump, and supply chain issues;

●	risks associated with cybersecurity threats, breaches, and disruptions associated therewith;

●	risks related to our ability to manage growth;

●	risks related to the potential difficulty of attracting and retaining qualified personnel;

●	risks related to our dependence on key personnel;

●	risks related to conducting our business in order to be excluded from the definition of an “investment company” under the Investment Company Act of 1940;

●	risks related to global hostilities, both in Ukraine and the Middle East;

●	risks related to cybersecurity threats;

●	risks related to our United States Securities and Exchange Commission (the “SEC”) filing history; and

●	risks related to our securities and the limited, sporadic market for our common stock, $0.01 par value (“Common Stock”).

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

SUMMARY OF SELECTED RISKS ASSOCIATED WITH OUR BUSINESS

Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition and results of operations could be materially adversely affected. You should carefully review and consider the full discussion of our risks factors in the section entitled “Rick Factors” in Part I, Item 1A of this Annual Report. Some of the more significant risks include the following:

●	Failure to fund cash calls;

●	Certain matters that require unanimous management committee approval will not be applicable if the Company’s membership interest falls below 15% in Round Top;

●	We have relied on an exclusion from the definition of “investment company” in order to avoid being subject to the Investment Company Act of 1940; to the extent the nature of our business changes in the future or our reliance on the exclusion is misplaced, we may become subject to the requirements of the Investment Company Act of 1940; which would limit our business operations and require us to spend significant resources in order to comply with such Act;

●	Our financial statements have been prepared assuming that the Company will continue as a going concern;

●	We have a history of losses and will require immediate additional financing to fund operations; failure to obtain immediate additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern in future periods;

●	We have a limited operating history on which to base an evaluation of our business and properties;

●	The Round Top Project is in the exploration stage and there is no assurance that Round Top can establish the existence of any mineral reserve from the Round Top Project in commercially exploitable quantities; until then, we cannot earn any revenues from the Round Top Project, and our business could fail;

●	There is no history of producing metals from the Round Top Project;

●	If Round Top establishes the existence of a mineral reserve in the Round Top Project in a commercially exploitable quantity, of which there can be no assurance, we will require additional capital in order to maintain our current membership interest in Round Top and fund our proportionate costs to develop the property into a producing mine; if we cannot raise this additional capital, our membership interest in RTMD will be diluted, our membership interest will lose value, and our Company could fail;

●	Our exploration activities may not be commercially successful;

●	Increased costs could affect our financial condition;

●	Macroeconomic conditions, domestic and global political turbulence could have a materially adverse impact on our business, financial condition, or results of operations;

●	No assurance that the Company will enter into any agreement with respect to the Alhambra project owned by Santa Fe or that this project will proceed;

●	No assurance that the Steeple Rock non-binding letter of intent will result in a definitive agreement or result in materialization of a possible mining venture;

●	Licensing and permitting of mining operations in the State of New Mexico is difficult and could have a material effect on the length of time and cost of securing the required permits;

●	A shortage of equipment and supplies could adversely affect our ability to operate our business;

●	Mining and mineral exploration is inherently dangerous and subject to conditions or events beyond our control, which could have a material adverse effect on our business and plans;

●	The figures for our mineralization are estimates based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated;

●	The Round Top operations may contain significant uninsured risks which could negatively impact future profitability;

●	Mineral operations are subject to market forces outside of our control which could negatively impact us;

●	We may be adversely affected by fluctuations in demand for, and prices of, rare earth minerals and products;

●	Permitting, licensing and approval processes are required for the operations at the Round Top Project and obtaining and maintaining required permits and licenses is subject to conditions which may be unable to be achieved;

●	Round Top is subject to significant governmental regulations, which affect its operations and costs of conducting its business;

●	Regulations and pending legislation governing issues involving climate change could result in increased operating costs, which could have a material adverse effect on Round Top as well as any other business in which we engage;

●	Round Top’s exploration and development activities are subject to environmental risks, which could expose Round Top to significant liability and delay, suspension or termination of our operations;

●	Round Top could be subject to environmental lawsuits;

●	Land reclamation requirements for the Round Top Project may be burdensome and expensive;

●	Mining presents potential health risks; payment of any liabilities that arise from these health risks may adversely impact Round Top;

●	There may be challenges to the title of the Round Top Project or any other mineral properties that we may acquire;

●	Increased competition could adversely affect our ability to attract necessary capital funding or acquire suitable producing properties or prospects for mineral exploration in the future;

●	Round Top competes with larger, better capitalized competitors in the mining industry;

●	Current economic conditions and capital markets are subject to fluctuations which could adversely affect our ability to access the capital markets, and thus adversely affect our business and liquidity;

●	Our resources may not be sufficient to manage our existing business as well as any growth; failure to properly manage our existing business will be detrimental;

●	We may experience difficulty attracting and retaining qualified management to meet our current business needs and/or any growth needs, and the failure to manage any growth effectively could have a material adverse effect on our business and financial condition;

●	Our operations are dependent upon key personnel, the loss of which would be detrimental to our business;

●	We have a history of losses and fluctuating operating results that raises doubt about our ability to continue as a going concern;

●	Our stock price is highly volatile;

●	The market for our Common Stock is limited, sporadic and volatile. Any failure to develop or maintain an active trading market could negatively affect the value of our shares and make it difficult or impossible for you to sell your shares;

●	The sale of substantial shares of our Common Stock or the issuance of shares upon exercise of our common stock equivalents will cause immediate and substantial dilution to our existing stockholders and may depress the market price of our Common Stock;

●	A low market price may severely limit the potential market for our Common Stock;

●	We do not currently intend to pay cash dividends;

●	Control by current stockholders;

●	There is not now, and there may never be, an active market for our Common Stock; and

●	We may issue shares of preferred stock.

PART I

ITEM 1. BUSINESS

Narrative Description of Business

We are a mining company engaged in the business of owning, acquiring, exploring and developing mineral properties. Currently we own an 18.715% membership interest in Round Top, which entity holds two mineral property leases with the GLO to explore and develop a 950-acre rare earths project located in Hudspeth County, Texas, known as the Round Top Project. The leases expire in 2030 with provisions for automatic renewal if Round Top is producing in paying quantities (the receipt from the sale of materials exceeds all costs and expenses associated therewith for the prior 12 months). Round Top also holds prospecting permits covering 9,345 acres adjacent to the Round Top Project and other related assets. The strategy with Round Top is to develop a metallurgical process to concentrate or otherwise extract the metals from the Round Top Project’s rhyolite, conduct additional engineering, design, geotechnical work, and permitting necessary for a bankable feasibility study and then to extract mineral resources from the Round Top Project. The Round Top Project has not established as of the date hereof that any of the properties contain any probable mineral reserves or proven mineral reserves under Item 1300 of Regulation S-K.

Rare earth elements are a group of chemically similar elements that usually are found together in nature – they are referred to as the “lanthanide series.” These individual elements have a variety of characteristics that are critical in a wide range of technologies, products, and applications and are critical inputs in existing and emerging applications. Without these elements, multiple high-tech technologies would not be possible. These technologies include:

●	cell phones;

●	computer and television screens;

●	battery operated vehicles;

●	clean energy technologies, such as hybrid and electric vehicles and wind power turbines;

●	fiber optics, lasers and hard disk drives;

●	numerous defense applications, such as guidance and control systems and global positioning systems; and

●	advanced water treatment technology for use in industrial, military and outdoor recreation applications.

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

As a part of our ongoing operations, we will occasionally investigate potential new mining opportunities. We may also incur expenses associated with our investigations. These costs are expensed as incurred until such time when we have agreements in place to purchase any such mining rights.

Operations Update

USA Rare Earth, LLC (“USARE”), the operating manager of the Round Top project, continues to progress the Round Top Project toward operations. Over the last three years, Round Top achieved several milestones including: (i) favorable breaker trials with the goal to increase mine throughput; (ii) favorable CIX separation trials for rare earth elements indicating that the CIX technology employed can extract commercial quality rare earths from the Round Top Project ore; and (iii) favorable membrane concentration trials. The USARE Round Top team continues to pursue its plan to determine an efficient means of managing alumina content, to add gallium to its output and to maximize the value of the lithium content.

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

In October 2014, we executed agreements with the GLO securing the option to purchase the surface rights covering the Round Top Project mine and plant areas and, separately, a groundwater lease. The option to purchase the surface rights covers approximately 5,670 acres over the mining lease and we believe that the additional acreage should be adequate to site all potential heap leaching and processing operations as currently anticipated by Round Top. The option may be exercised for all or part of the option acreage at any time during the primary term of the mineral lease as defined above. The “primary term” of the GLO mineral leases and the option is through August 2030. The option can be kept current by an annual payment of $10,000. The purchase price will be the appraised value of the surface at the time of exercising the option. The ground water lease secures the right to develop the ground water within a 13,120-acre lease area located approximately 4 miles from the Round Top Project. This lease has an annual minimum production payment of $5,000 prior to production of water for the operation. After initiation of production payments of $0.95 per thousand gallons or $ 20,000 annually, whichever is greater, is required. This lease remains effective as long as the mineral lease is in effect. We transferred the option to purchase the surface rights and water lease to Round Top in 2021.

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

In June 2023, the Company, USARE and the manager amended and restated the Operating Agreement and the following material amendments to the Operating Agreement were adopted:

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

In October 2025, Round Top sent a cash call notice for the November 2025 Round Top cash call in the aggregate amount of $903,978, of which $734,429 was contributed by USARE and $169,549 was to be contributed by the Company but the Company elected to incur dilution rather than to fund its portion. The dilution to the Company’s membership interest in Round Top with respect to the November 2025 Round Top cash call notice was calculated as follows: (A) the USARE ownership interest in Round Top at September 30, 2025 was 81.260% and the Company’s ownership interest in Round Top at September 30, 2025 was 18.740%; (B) the Company provided a Notice of Non-Contribution in October 2025 stating that it will not contribute the $169,549 which then became the Shortfall Amount; (C) USARE contributed its $734,429 plus the Shortfall Amount; (D) the Company as of the date of the Notice of Non-Contribution had a market capitalization of $126,783,791; and (E) as the Shortfall Amount equaled 0.134% of the Company’s market capitalization, the Company’s percentage Interest in Round Top was reduced to 18.715%.

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

Current Ownership in Round Top.

Pursuant to the Operating Agreement, USARE initially owned membership interests equating to 80% of Round Top and the Company initially owned membership interests equating to 20% of Round Top. These ownership interests have been and will be adjusted further under a variety of circumstances, including a decision by us not to fund in cash our portion of a Budget. Currently, USARE and the Company are obligated, subject to an election by the Company not to fund in cash its portion of a Round Top cash call and in lieu thereof to incur dilution to its membership interests, to fund further expenditures in proportion to their respective ownership interests. We did not fund any of our $631,042 cash call requirements during the fiscal year ended August 31, 2025 (total cash call for Round Top was $3,304,829) which resulted in the dilution of our Round Top membership interest to 18.779% at August 31, 2025. Subsequent thereto, we received cash calls for September, October and November 2025 which resulted in the dilution of our Round Top membership to our current ownership of 18.715%. We have not been advised by USARE with respect to any preliminary estimate of the Round Top budget (“Round Top Budget”) for the fiscal year ending August 31, 2026. Last year we were not advised as to any Round Top Budget. In the prior year, we were advised that the estimated budget for the fiscal year ended August 31, 2024 was anticipated to be between $15 million to $20 million, with the Company’s portion estimated to be between $3 million to $4 million. During the fiscal year ended August 31, 2024, the total expenditure on the Round Top Project by USARE (as we elected not to fund our portion, have USARE fund our portion, and in lieu thereof to incur dilution) was $4,200,996 (of which $898,740 was our portion funded by USARE when we elected to incur dilution rather than fund). It is possible that the Round Top Budget for the current fiscal year ending August 31, 2026 will exceed prior year cash calls, and it should be expected that in future periods the Round Top Budget will be higher. The Company likely will decide to incur dilution to its then current membership interest in lieu of funding in cash its Round Top Budget obligations during this fiscal year, as it currently does not have sufficient capital to fund any cash calls during this current fiscal year (and only has sufficient cash to fund estimated general and administrative expenses and related costs through August 2026); consequently our ownership interest in the Round Top Project will likely be further diluted during this current fiscal year. We will be required to raise additional capital to fund future cash calls from Round Top (unless we elect in lieu of making cash contributions to dilute our membership interest percentage, which dilution could be significant), and there can be no assurance that we will be able to raise the necessary capital to fund future Round Top cash calls (or to fund estimated general and administrative expenses subsequent to August 2026). We estimate that our current cash is sufficient to fund estimated general and administrative expenses and related costs through August 2026. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Operations of the Round Top Project

During the fiscal year ended August 31, 2025, the total cash calls by Round Top, and expenditures in Round Top, was $ 3,304,829 used primarily to optimize the leaching and developing of the CIX/CIC processing of the Round Top Project. It is unclear what the preliminary estimate of the Round Top budget will be for the fiscal year ending August 31, 2026. Initial process design work will be carried out at USARE’s facility in Wheat Ridge, Colorado. Pending completion of the initial process development, this facility will either be relocated to or replicated at USARE’s Oklahoma facility where a pilot plant is expected to be established. It is estimated that the Round Top Project will require additional time and further expenditure to complete a bankable feasibility study. The Company lacks sufficient capital to fund any cash calls during the current fiscal year or thereafter and we expect to incur dilution to our then current membership interest in lieu of funding our Round Top cash calls during 2026.

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

During April and May 2025, 20 diamond drill holes aggregating 2751 feet were drilled at the historic Alhambra mine; eight drill holes were directed to test electro-magnetic anomalies separate from the Alhambra vein itself; three were multi-targeted to test electro-magnetic features and also to intersect the Alhambra vein; eight were drilled to intersect the Alhambra vein in the upper workings; and one was abandoned. Planning of the next phase of exploration is ongoing and while there can be no assurance that further exploration will continue, such continuation will be guided by analysis of the drill core.

Potential Steeple Rock Project

The Company entered into a non-binding letter of intent with Steeple Rock Holding Company, LLC (“Steeple Rock”) to explore the possibility of entering into a mining venture involving (i) four mines, being the Billali mine, the Jim Crow mine, the inactive Imperial mine, and the Carlisle mine, all located on patented mining claims in Grant County, New Mexico, and (ii) certain related assets including a 150 tons per day, unassembled flotation mill located in Duncan, Arizona. New Mexico Minimum Impact Mining permits are in effect for the Billali mine, which also holds a valid Federal Discharge Permit, and the Jim Crow and adjacent Imperial mine which are operated under a common permit. The millsite holds a valid operating permit issued by the State of Arizona. The Carlisle mine is currently unpermitted.

The initial anticipated capital required for the potential project, in an amount to be determined and agreed upon by the parties, is expected to be used for the initiation of mining and milling operations. There can be no assurance that entry into the non-binding letter of intent will result in a definitive agreement or, if a definitive agreement is reached, the potential project will proceed on the preliminary and general terms described above or at all. Legal, regulatory, business and financial diligence, along with the procurement of necessary capital to proceed with this potential project in an amount to be determined (of which there can be no assurance the necessary capital can be procured to proceed with this potential project), will need to be satisfactorily completed by the parties, as well as other customary conditions and approvals. No exploration costs were incurred with respect to this potential project in the fiscal year ended August 31, 2025.

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

In the fiscal year ended August 31, 2025, RTMD incurred minimal costs in complying with environmental laws and regulations in relation to its operating activities.

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

Investment Company Act Exclusion

Section 3(c)(9) of the Investment Company Act of 1940, as amended (“1940 Act”), provides that a company “substantially all of whose business consists of owning or holding oil, gas, or other mineral royalties or leases, or fractional interests therein, or certificates of interest or participation in or investment contracts relative to such royalties, leases, or fractional interests” is not an investment company within the meaning of the 1940 Act. The Company has determined that this exemption applies to it giving consideration to the following four factors:

●	whether the exempted activity constitutes “substantially all” of our business;

○	The Company has owned mineral leases since 2010, substantially all of our business to date has been comprised of owning and developing the mineral leases and, after the May 2021 “farm-down” of its 100% interest in the mineral leases, substantially all of our business continues to be comprised of owning and holding a certificate of interest and a participation in the mineral leases owned by Round Top. The Company’s mineral assets historically, as well as the value of the certificate of interest at August 31, 2025, have been booked at cost in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We have an accumulated deficit of approximately $45.1 million at August 31, 2025 as a result of owning and developing the Round Top Project.

●	whether we own or trade in the mineral leases;

○	The Company has owned the mineral leases, which are now owned by Round Top, since 2010 and neither the Company nor Round Top is in the business of dealing or trading in the mineral leases.

●	what qualifies as an eligible asset for purposes of the exception; and

○	The statute specifically references mineral leases and our mineral leases were owned by the Company and are now owned by Round Top. In accordance with Regulation S-K Item 1300 that governs disclosure by registrants engaged in mining operations, the definition of mineral resource is “a concentration or occurrence of material of economic interest in or on the Earth’s crust.” Our rare earth elements and minerals underlying the mineral leases meet that definition, as well as does coal, silver, gold and other material mined for economic value by registrants involved in mining operations. The SEC staff has recognized that an excepted entity can also engage in related business activities such as exploring, developing, and operating the eligible assets.

●	what qualifies as a “certificate of interest or participation in” or an “investment contract relative to” the eligible assets.

○	The statute allows a Company to own a “certificate of interest” or “participation in” the mineral leases. The SEC staff has advised that limited partnership interests and/or similar securities issued by entities that themselves own the leases constitute “certificate of interest or participation in or investment contracts” related to such leases. The Company’s 18.715% membership interest in Round Top constitutes a “certificate of interest” and a “participation in” the mineral leases that are owned by Round Top.

The Company intends to continue to conduct its business operations in order to continue to be excluded from the definition of an “investment company” under the 1940 Act.

Available Information

We make available, free of charge, on or through our Internet website, at https://tmrcorp.com/ our annual reports on Form 10-K, our quarterly reports on Form 10 -Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Our Internet website and the information contained therein or connected thereto are not intended to be, and are not incorporated into this Annual Report.

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

As such, the failure by us to fund our cash calls will result in dilution to our membership interest in RTMD, which could be significant over time and could ultimately reduce us to a 3% membership interest and possibly a Priority Distribution owed to USARE, as described above. Dilution to our membership interest in RTMD will adversely affect the value of our Company and likely the value of our Common Stock. A decrease in our market capitalization will negatively impact the dilution calculation. We currently do not have the necessary capital to fund future cash calls and there can be no assurance that we will be able to raise additional capital to fund cash calls. Moreover, the raising of capital by issuing shares of Common Stock will result in dilution to our then existing common stockholders.

Certain matters that require unanimous management committee approval will not be applicable if the Company’s membership interest falls below 15% in Round Top.

Meetings will be held every three months unless otherwise agreed. For matters before the management committee that require a vote, voting is by simple majority except for certain “major decisions” that require a unanimous vote. So long as the Company maintains a 15% or greater ownership interest, the nine decisions identified in the bullet points below require unanimous approval. If the Company’s ownership interest falls below 15%, the number of unanimous decisions is reduced to five (being the first five bullet points below). If the Company is acquired by a REE mining company or sells its ownership interest to a REE mining company, in each case who elects a majority of the Company’s board of directors (“Board”), this unanimous approval requirement can be suspended by USARE, at its option. The major decisions requiring unanimous approval, as set forth above, are:

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

We have relied on an exclusion from the definition of “investment company” in order to avoid being subject to the Investment Company Act of 1940. To the extent the nature of our business changes in the future or our reliance on the exclusion is misplaced, we may become subject to the requirements of the 1940 Act, which would limit our business operations and require us to spend significant resources in order to comply with the 1940 Act.

The 1940 Act defines an “investment company,” among other things, as an issuer that is engaged in the business of investing, reinvesting, owning, holding or trading in securities and owns investment securities having a value exceeding 40 percent of the issuer’s unconsolidated assets, excluding cash items and securities issued by the federal government. However, the 1940 Act excludes from this definition any company substantially all of whose business consists of owning or holding oil, gas or other mineral royalties or leases or fractional interests therein, or certificates of interest or participation relating to such mineral royalties or leases. We believe that we satisfy this mineral company exception to the definition of “investment company.” If our reliance on the mineral company exclusion from the definition of investment company is misplaced, we may have been in violation of the 1940 Act, the consequences of which can be significant. For example, investment companies that fail to register under the 1940 Act are prohibited from conducting business in interstate commerce, which includes selling securities or entering into other contracts in interstate commerce. Section 47(b) of the 1940 Act provides that a contract made, or whose performance involves, a violation of the 1940 Act is unenforceable by either party unless a court finds that enforcement would produce a more equitable result than non-enforcement. Similarly, a court may not deny rescission to any party seeking to rescind a contract that violates the 1940 Act, unless the court finds that denial of rescission would produce a more equitable result than granting rescission. Accordingly, for example, any investor who purchases our securities during any period in which we were required to register as investment company may seek to rescind their subscriptions.

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

Risk Related to Our Business, Including Being an Owner of a 18.715% Membership Interest in a Mineral Project Being Operated by Round Top

Our financial statements have been prepared assuming that the Company will continue as a going concern.

Our financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit from inception through August 31, 2025, of approximately $45,110,000 and has yet to achieve profitable operations, and projects further losses in the development of its business. At August 31, 2025, the Company had a working capital surplus of approximately $506,000; however the Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

The Company does not have sufficient capital to fund any cash calls expected during the fiscal year ending August 31, 2026 or thereafter. Moreover, the Company only has sufficient cash to fund expected general and administrative expenses and related costs through August 31, 2026. We have not been informed by Round Top of the estimated budget for the 12 months ending August 31, 2026. During the fiscal year ended August 31, 2025, we did not fund our $631,042 portion of the $3,304,829 total cash call by Round Top, and elected to incur dilution to our Round Top membership interest which as of August 31, 2025 was 18.779%. Subsequent thereto, we received cash calls for September, October and November 2025 which resulted in the dilution of our Round Top membership to our current ownership of 18.715%. The failure of the Company to make required cash calls to Round Top during the remainder of our 2026 fiscal year will result in further dilution to our current 18.715% membership interest. We currently expect to incur continued dilution to our membership interest in Round Top rather than to fund our cash call obligations during the fiscal year ending August 31, 2026. The Company has sufficient cash to fund general and administrative expenses and related costs through August 31, 2026. There can be no assurance that the Company will be able to raise the necessary capital to fund its cash calls (if it determines not to continue to incur dilution) and expected general and administrative expenses and related costs subsequent to August 31, 2026. We have no firm commitments for equity or debt financing and any financing that may be obtained will be on a best efforts basis. Based on these factors, there is substantial doubt as to the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of these financial statements. The failure to obtain sufficient financing may cause us to curtail, cease or discontinue operations.

We have a history of losses and will require additional financing to fund operations. Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern in future periods.

During the fiscal year ended August 31, 2025, we had no revenues. For the fiscal year ended August 31, 2025, our net loss was approximately $1,933,000 and our accumulated deficit at August 31, 2025 was approximately $45,110,000. At August 31, 2025, our cash position was approximately $ 590,000 and our working capital surplus was approximately $506,000. Round Top has not commenced commercial production on any of its mineral properties, and there can be no assurance that the Round Top Project will ever commence commercial production.

During the fiscal year ending August 31, 2026, it is likely that USARE will be required to fund our portion of the current Round Top Budget to optimize the leaching and developing of the CIX/CIC processing of the Round Top Project, based on our current cash position (which will result in dilution to our membership interest in RTMD). Initial process design work will be carried out at USARE’s facility in Wheat Ridge, Colorado. Pending completion of the initial process development, it is expected that this facility will either be relocated to or replicated at USARE’s Oklahoma facility where a pilot plant is expected to be established. It is estimated that the Round Top Project will require additional time and further expenditure to complete a bankable feasibility study, if at all.

The Company will likely continue to elect to incur dilution to its Round Top membership interest in lieu of providing cash payments to fund its portion of the Round Top Budget, as we don’t have sufficient capital to fund any cash calls during the fiscal year ending August 31, 2026 or thereafter. We lack sufficient capital to fund general and administrative expenses subsequent to August 2026, as our current capital resources only cover expected general and administrative expenditures through August 31, 2026. There can be no assurance that we will be able to raise additional capital to fund our operations subsequent to August 2026 (or earlier if necessary). The failure to fund our portion of the Round Top Budget during this current fiscal year and/or thereafter will result in the continued dilution of our membership interest in Round Top (currently 18.715%, which dilution during this current fiscal year and/or thereafter could be significant), and the failure to fund general and administrative expenses subsequent to August 31, 2026 would likely cause us to curtail or cease our operations. The most likely source of future financing presently available to us is through the sale of our securities, of which there is no assurance that we will be able to raise additional capital on reasonable terms, if at all. Any sale of our shares of Common Stock to raise capital will result in dilution of equity ownership to existing stockholders. This means that if we sell shares of Common Stock, more shares will be outstanding and each existing stockholder will own a smaller percentage of the shares then outstanding. Additionally, the actual or perceived sale of additional shares of Common Stock could have the effect of decreasing our stock price, which would further exacerbate dilution to our existing shareholders (as well as negatively impacting the dilution calculation of our membership interest in Round Top). Alternatively, we may rely on debt financing and assume debt obligations that require us to make substantial interest and principal payments. Also, we may issue or grant warrants or options in the future pursuant to which additional shares of Common Stock may be issued. Exercise of such warrants or options will result in dilution of equity ownership to our existing stockholders. We have no firm commitments with respect to obtaining equity or debt financing and, accordingly, we will be reliant upon a best efforts financing strategy. The failure to obtain sufficient financing in this current fiscal year (or subsequent thereto) will result in the continued dilution of our membership interest in RTMD (which could be significant) and will likely cause us to curtail or discontinue operations if we are unable to fund general and administrative expenses after August 2026.

We have a limited operating history on which to base an evaluation of our business and properties.

Any investment in the Company should be considered a high-risk investment because investors will be placing funds at risk in an early stage, under-capitalized business with unforeseen costs, expenses, competition, a history of operating losses and other problems to which start-up ventures are often subject. Investors should not invest in the Company unless they can afford to lose their entire investment. Your investment must be considered in light of the risks, expenses, and difficulties encountered in establishing a new business in a highly competitive and mature industry. Our operating history has been restricted to the sampling of the Round Top Project and this does not provide a meaningful basis for an evaluation of the Round Top Project. Other than through conventional and typical exploration methods and procedures, we have no additional way to evaluate the likelihood of whether the Round Top Project contains commercial quantities of mineral reserves or, if it does, that it will be operated successfully. We anticipate that we will continue to incur operating costs in the form of cash calls in connection with our 18.715% membership interest in Round Top without realizing any revenues during the foreseeable future. If we continue to satisfy our Round Top cash call obligations through dilution to our then current membership interest, then we will incur continued dilution to our membership interest, which could be significant. Substantially all of our business consists of owning a 18.715% membership interest in Round Top as of the date of this Annual Report.

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

Round Top will be required to expend significant funds to determine if there exist mineral reserves in commercially exploitable quantities in the Round Top Project, and then Round Top will be required to expend substantial additional sums of money to establish the extent of the reserve, develop processes to extract it and develop extraction and processing facilities and infrastructure. Each of USARE and the Company, as the members of Round Top, will likely need to fund such expenditure. Our failure to raise capital to fund our portion of future cash calls will result in our current 18.715% membership interest being diluted. Round Top does not have adequate capital to fund expenditures at the project level, therefore requiring the members to fund cash calls based upon our current ownership interests in Round Top and we can elect to satisfy our cash call obligations through incurring dilution to our Round Top membership interest. There is no assurance that any Round Top project level financing can ever be obtained, which will depend initially upon obtaining a preliminary feasibility study which has not been obtained to date and of which there can be no assurance that such a preliminary feasibility study will be obtained. As such, there is no assurance that, either at the member level or project level, the necessary financing can be obtained to develop necessary facilities and infrastructure to accomplish our goals. Although Round Top may derive substantial benefits from the discovery of a mineral deposit, there can be no assurance that such a deposit will be large enough to justify commercial operations, nor can there be any assurance that Round Top will be able to raise the funds at the Round Top level required for development on a timely basis. If Round Top cannot raise the necessary capital at the Round Top level or complete the necessary facilities and infrastructure, cash calls from the members will continue and if we can’t fund our position, our membership interest will continue to be diluted (which dilution could be significant) and/or our business may fail and your investment in our Common Stock will be lost. Our current membership interest is 18.715%, and it should be expected that our membership interest will be further diluted during this current fiscal year.

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

Substantial expenditures and time are required to establish existing proven and probable reserves through drilling and analysis, to develop metallurgical processes to extract metal, and to develop the mining and processing facilities and infrastructure at any site chosen for mining. Whether a mineral deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, allowable production, importing and exporting of minerals and environmental protection. Any one or a combination of these factors may result in us not receiving a return on our investment in Round Top or any other mineral project we may pursue. The decision to abandon a project will have an adverse effect on the market value of our securities and our ability, if any, to raise future financing. Accordingly, there can be no assurance that our exploration activities will be commercially successful.

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

Macroeconomic conditions, such as high inflation, changes to monetary policy, high interest rates, volatile currency exchange rates, decreasing consumer confidence and spending, tariffs and other economic measures implemented or to be adopted by The Trump Administration and global or local recessions could negatively impact our business, financial condition, or results of operations. Recent macroeconomic conditions have been and likely will continue to be adversely impacted by political instability and military hostilities in multiple geographies (including the ongoing conflict between Ukraine and Russia and the conflict in the Middle East). The results of these macroeconomic conditions, and the actions taken by governments and consumers in response, have, and may continue to, result in higher inflation and higher interest rates in the U.S. and globally, which may, in turn, lead to an increase in costs and cause changes in fiscal and monetary policy, including additional increased interest rates.

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

There can be no assurance that entry into the non-binding letter of intent will result in a definitive agreement or, if a definitive agreement is reached, the potential project will proceed on the preliminary and general terms as currently contemplated. Legal, regulatory, business and financial diligence, along with the procurement of necessary capital to proceed with this potential project in an amount to be determined (of which there can be no assurance the necessary capital can be procured to proceed with this potential project), will need to be satisfactorily completed by the parties, as well as other customary conditions and approvals. As such, there can be no assurance that this possible mining venture will ever materialize.

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

Round Top is and will be dependent on various supplies and equipment to carry out mining exploration and, if warranted, development operations. The shortage and/or costs of such supplies, equipment and parts could have a material adverse effect on the ability to carry out Round Top’s operations and therefore limit or increase the cost of production.

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

Any exploration of the Round Top Project will be subject to certain risks, including unexpected or unusual operating conditions including rock bursts, cave -ins, flooding, fire and earthquakes. It is not always possible to insure against these risks. Should events such as these arise, they could reduce or eliminate our investment in Round Top as well as result in increased costs and a decline in the value of our investment.

Mineral operations are subject to market forces outside of our control which could negatively impact us.

The marketability of minerals is affected by numerous factors beyond our control including market fluctuations, government regulations and trade policies relating to prices, taxes, tariffs, royalties, allowable production, imports, exports and supply and demand. One or more of these risk elements could have an impact on the costs of the Round Top operations and, if significant enough, could impact our investment.

We may be adversely affected by fluctuations in demand for, and prices of, rare earth minerals and products.

The goal is for Round Top to derive revenues, if any (and of which there can be no assurance), from the sale of rare earth and related minerals by Round Top. Changes in demand for, and the market price of, these minerals could significantly affect us. The value and price of our Common Stock and our financial results may be significantly adversely affected by declines in the prices of rare earth minerals and products. Rare earth minerals and product prices may fluctuate and are affected by numerous factors beyond our control such as interest rates, exchange rates, tariffs and other economic measures, inflation or deflation, fluctuation in the relative value of the U.S. dollar against foreign currencies on the world market, global and regional supply and demand for rare earth minerals and products, and the political and economic conditions of countries (including specifically China and the U.S.’s relationship and trade policies with China at any given time) that produce rare earth minerals and products.

A prolonged or significant economic contraction in the United States or worldwide could put further downward pressure on market prices of rare earth minerals and products. Protracted periods of low prices for rare earth minerals and products could significantly reduce any future revenues and the availability of required development funds in the future. This could cause substantial reductions to, or a suspension of, REO production operations, impair asset values and if reserves are established on our prospects, reduce our proven and probable rare earth ore reserves.

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

Round Top is subject to significant governmental regulations, which affect its operations and costs of conducting its business.

Round Top’s current and future operations are and will be governed by laws and regulations, including:

●	laws and regulations governing mineral concession acquisition, prospecting, development, mining and production;

●	laws and regulations related to economic measures and tariffs, exports, taxes and fees;

●	labor standards and regulations related to occupational health and mine safety;

●	environmental standards and regulations related to waste disposal, toxic substances, land use and environmental protection; and

●	other matters.

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

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to various climate change interest groups and the potential impact of climate change. However, legislation and increased regulation regarding climate change could impose significant costs on Round Top, our venture partners and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact the ability to compete with companies situated in areas not subject to such limitations. Given the emotion, political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. The potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. These impacts may adversely impact the cost, production and financial performance of the Round Top operations or any other mineral projects we may pursue.

Round Top’s exploration and development activities are subject to environmental risks, which could expose Round Top to significant liability and delay, suspension or termination of our operations.

The exploration, possible future development and production phases of the Round Top business will be subject to federal, state and local environmental regulation. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set out limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation has generally evolved in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments, and a heightened degree of responsibility for companies and their officers, directors and employees, although it is unclear how the Trump Administration will enforce or if the Trump Administration will alter current environmental regulations. Future changes in environmental regulations, if any, may adversely affect our operations. If Round Top fails to comply with any of the applicable environmental laws, regulations or permit requirements, it could face regulatory or judicial sanctions. Penalties imposed by either the courts or administrative bodies could delay or stop operations or require a considerable capital expenditure. Although Round Top intends to comply with all environmental laws and permitting obligations in conducting its business, there is a possibility that those opposed to exploration and mining will attempt to interfere with its operations, whether by legal process, regulatory process or otherwise.

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

The Comprehensive Environmental, Response, Compensation, and Liability Act (“CERCLA”), and comparable state statutes, impose strict, joint and several liability on current and former owners and operators of sites and on persons who disposed of or arranged for the disposal of hazardous substances found at such sites. It is not uncommon for the government to file claims requiring cleanup actions, demands for reimbursement for government- incurred cleanup costs, or natural resource damages, or for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes, govern the disposal of solid waste and hazardous waste and authorize the imposition of substantial fines and penalties for noncompliance, as well as requirements for corrective actions. CERCLA, RCRA and comparable state statutes can impose liability for clean-up of sites and disposal of substances found on exploration, mining and processing sites long after activities on such sites have been completed.

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

We believe that we have sufficient capital to fund general and administrative expenses and related costs through August 2026, but not thereafter. Accordingly, we may fail to adequately manage our current business. Furthermore, any growth in our operations, of which there can be no assurance as the result of our lack of sufficient capital, will place a significant strain on our administrative, financial and operational resources, and increase demands on our management and on our operational and administrative systems, controls and other resources. We cannot assure you that our existing personnel, systems, procedures or controls will be adequate to support our current operations or operations in the future or that we will be able to successfully implement appropriate measures consistent with any growth. We may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base, and maintain close coordination among our staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems. Moreover, there can be no assurance that cybersecurity threats, breaches, or disruptions will not adversely affect us.

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

From inception through August 31, 2025, we have incurred aggregate losses of approximately $45,110,000. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as general economic conditions, tariffs and other economic measures that the Trump Administration has implemented or may adopt, hostilities in the Middle East and Ukraine, market price of minerals and exploration and development costs. If we cannot raise sufficient financing to continue our operations subsequent to August 31, 2026, then we may be forced to scale down, curtail or cease our operations. Until such time as we generate revenues (not in the foreseeable future), we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production (if such event occurs). We currently lack capital necessary to fund general and administrative expenses and related costs subsequent to August 2026.

Our stock price is highly volatile.

The market price of our Common Stock has fluctuated and may continue to fluctuate. These fluctuations may be exaggerated since the trading volume of our Common Stock is limited, sporadic, and volatile. These fluctuations may or may not be based upon any business or operating results. Our Common Stock may experience similar or even more dramatic price and volume fluctuations in the future. Our Common Stock price has traded between $0.21 and $1.80 per share between September 1, 2024 and August 31, 2025. We have limited trading volume in our Common Stock. There is no assurance that our Common Stock price will not continue to decline. Based on current market prices and current trading volume, raising any capital will likely be dilutive and difficult, and may not be possible at all. A decline in our stock price reduces our market capitalization which negatively impacts the dilution calculation with respect to our membership interest in Round Top.

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

As of November 25, 2025, we have 81,335,813 shares of Common Stock issued and outstanding (100,000,000 shares of Common Stock are authorized to be issued), and 9,200,000 shares of our Common Stock underlying outstanding options and warrants at exercise prices ranging from $0.20 per share to $0.30 per share, expiring at various dates through February 2030.

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

We may issue shares of preferred stock.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of blank check preferred stock at $ 0.001 par value with designations, rights and preferences determined from time to time by the Board. There are currently no shares of preferred stock issued and outstanding. Our Board is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

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

Primary responsibility for assessing any cybersecurity risks rests with our chief financial officer, who would report any threat to our Board.

To date, we have not encountered cybersecurity threats or challenges that have materially impaired our operations, business strategy or financial condition..

ITEM 2. PROPERTIES

Executive and Field Offices

Our headquarters are located at 527 21st Street, #44, Galveston, Texas 77550. Our accounting functions are conducted by personnel in Galveston, Texas and Castle Rock, Colorado, all under the supervision of our chief financial officer.

Overview of the Round Top Project

Round Top is currently in the exploration stage and has not established that the Round Top Project contains proven mineral reserves or probable mineral reserves as defined under Item 1300 of Regulation S -K. The Round Top Project is currently owned by Round Top Development, LLC in which we currently have a 18.715% membership interest.

Description and Access of Round Top

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

If paying quantities have not been obtained, Round Top may pay additional delay rental fees to extend the term of the lease for successive one (1) year periods pursuant to the following schedule:

	Per Acre Amount	Total Amount
September 2, 2025 – 2029	$200	$178,873

In August 2025, Round Top paid the State of Texas a delay rental to extend the term of the lease in an amount equal to $178,873.

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

If paying quantities have not been obtained, Round Top may pay additional delay rental fees to extend the term of the lease for successive one (1) year periods pursuant to the following schedule:

	Per Acre Amount	Total Amount
November 1, 2025 – 2029	$200	$18,000

In August 2025, Round Top paid the State of Texas a delay rental to extend the term of the lease in an amount equal to $18,000.

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

March 2021 Purchased the South ½ of Section 45, Block 71, Township 6, T&P RR Survey

This ½ section comprising 320 acres more or less was purchased for a price of $400 per acre, or a total of approximately $128,000. This tract was purchased for siting the demonstration plant when it is relocated from its present location at Wheat Ridge, Colorado. This tract is contiguous with the Surface Option area and was assigned to Round Top in May 2021.

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

Geology of Round Top

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

Carlise Mine

In December 2024, Dan Gorski, our chief executive officer and a director, assigned all of his ownership interest in the Carlisle mine and related real estate to a wholly-owned subsidiary of the Company in consideration for a $75,000 promissory note, without interest, due and payable by the Company in December 2025, secured by the property conveyed. Mr. Gorski acquired this property for $75,000 in 2022. The Carlisle mine and related real estate consist of the following:

●	Carlisle Millsite, patent No. 280, described as Section 12, township 17S, range 21W, comprising 5.00 acres, more or less;

●	Homestead Lode, patent No. 283, described as Section 12, township 17S, range 21W, comprising 17.91 acres, more or less;

●	Columbia Lode, patent No. 284, Described as Section 12, township 17S, range 21W, comprising 19.46 acres, more or less; and

●	Carlisle Lode, patent No. 279, described as Section 01, township 17S, range 21W, compromising 20.660 acres, more or less..

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended August 31, 2025, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is listed for quotation on the OTCQB operated by OTC Markets Group Inc. under the symbol “TMRC.” The market for our Common Stock on the OTCQB is limited, sporadic and highly volatile. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The 52-week range for our Common Stock for the fiscal year ended August 31, 2025 is a high of $1.80 per share and a low of $0.21 per share. Closing price of our Common Stock on November 25, 2025 was $0.90 per share.

Holders

The approximate number of holders of record of our Common Stock as of November 25, 2025 was 534.

Dividends

We have not paid any cash dividends on our equity securities and our Board has no present intention of declaring any cash dividends. We are not prohibited from paying any dividends pursuant to any agreement or contract.

Securities Authorized for Issuance under Equity Compensation Plans

We previously adopted a stock option plan, approved by our shareholders (“Amended 2008 Plan”), although the ability to issue new grants under the Amended 2008 Plan was terminated. The following table sets forth certain information as of August 31, 2025 concerning our Common Stock that may be issued upon the exercise of outstanding options issued under the Amended 2008 Plan and outside of such plan:

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options		(b) Weighted-Average Exercise Price of Outstanding Options	(c) Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plan approved by stockholders	—		$—	—
Nonplan equity compensation	820,000	(1)(2)	$1.16	—
Total	820,000		$1.16	—

(1) Includes (i) an option to purchase 500,000 shares of common stock at an exercise price of $1.31 per share issued to Mr. Marchese for services rendered as chairman of the board, and (ii) an option to purchase an aggregate of 320,000 shares of common stock at an exercise price of $0.30 per share granted to a consultant.

(2) Mr. Marchese exercised this option in full, on a cashless basis, in October 2025 and was issued 257,407 shares of Common Stock.

Recent Sales of Unregistered Securities During Fiscal 2025

All unregistered sales of equity securities during the period covered by the Annual Report were previously disclosed in our current reports on Form 8-K or quarterly reports on Form 10-Q.

Purchase of Equity Securities by the Issuer or Affiliated Purchasers

We did not purchase any Common Stock during the three months ended August 31, 2025.

ITEM 6. CLIMATE RELATED DISCLOSURE

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those anticipated in these forward- looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Annual Report.

Overview

We are a mining company engaged in the business of owning, acquiring, exploring and developing mineral properties. We currently own an 18.715% membership interest in Round Top, which entity holds two mineral property leases with the GLO to explore and develop a 950-acre rare earths project located in Hudspeth County, Texas, known as the Round Top Project. The leases expire in 2030 with provisions for automatic renewal if Round Top is producing in paying quantities (the receipt from the sale of materials exceeds all costs and expenses associated therewith for the prior 12 months). Round Top also holds prospecting permits covering 9,345 acres adjacent to the Round Top Project. The business strategy of Round Top is to develop a metallurgical process to concentrate or otherwise extract the metals from the Round Top Project’s rhyolite, conduct additional engineering, design, geotechnical work, and permitting necessary for a bankable feasibility study and then to extract mineral resources from the Round Top Project. There can be no assurance that Round Top will be successful in this endeavor. The Round Top Project has not established as of the date hereof that any of the properties contain any probable mineral reserves or proven mineral reserves under Item 1300 of Regulation S-K nor can there be any assurance that this will occur.

Rare earth elements are a group of chemically similar elements that usually are found together in nature – they are referred to as the “lanthanide series.” These individual elements have a variety of characteristics that are critical in a wide range of technologies, products, and applications and are critical inputs in existing and emerging applications. Without these elements, multiple high-tech technologies would not be possible. These technologies include:

●	cell phones;

●	computer and television screens;

●	battery operated vehicles;

●	clean energy technologies, such as hybrid and electric vehicles and wind power turbines;

●	fiber optics, lasers and hard disk drives;

●	numerous defense applications, such as guidance and control systems and global positioning systems; and

●	advanced water treatment technology for use in industrial, military and outdoor recreation applications.

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

History of the Round Top Project

In May 2021, we contributed our assets in the Round Top Project to Round Top in exchange for our original 20% membership interest in Round Top. Between September 1, 2024 through August 31, 2025, we elected not to contribute an aggregate of $631,042 to fund our cash calls and our membership interest in Round Top was diluted from 20% to 18.779%. Our current membership interest in Round Top is 18.715% as of the date of this Annual Report.

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

Our financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit from inception through August 31, 2025, of approximately $45,110,000 and has yet to achieve profitable operations, and projects further losses in the development of its business. At August 31, 2025, the Company had a working capital surplus of approximately $506,000; however the Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

The Company does not have sufficient capital to fund any cash calls expected during the fiscal year ending August 31, 2026 or thereafter. Moreover, the Company only has sufficient cash to fund expected general and administrative expenses and related costs through August 31, 2026. We have not been informed by Round Top of the estimated budget for the 12 months ending August 31, 2026. During the fiscal year ended August 31, 2025, we did not fund our $631,042 portion of the $3,304,829 total cash call by Round Top, and elected to incur dilution to our Round Top membership interest which as of August 31, 2025 was 18.779%. Subsequent to August 31, 2025, pursuant to the October 2025 and November 2025 cash call, our membership interest was reduced to 18.715%. The failure of the Company to make required cash calls to Round Top during the remainder of our 2026 fiscal year will result in further dilution to our current 18.715% ownership interest. We currently expect to incur continued dilution to our membership interest in Round Top rather than to fund our cash call obligations during the fiscal year ending August 31, 2026. The Company has sufficient cash to fund general and administrative expenses and related costs through August 31, 2026. There can be no assurance that the Company will be able to raise the necessary capital to fund its cash calls (if it determines not to continue to incur dilution) and expected general and administrative expenses and related costs subsequent to August 31, 2026. We have no firm commitments for equity or debt financing and any financing that may be obtained will be on a best efforts basis. Based on these factors, there is substantial doubt as to the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of these financial statements. The failure to obtain sufficient financing may cause us to curtail, cease or discontinue operations.

Liquidity and Capital Resources

Recent Debt Financing

In February 2025, pursuant to the closing of the $1,098,000 of debt financing in accordance with loan agreements dated February 2025, the Company issued unsecured promissory notes in the principal amount of $1,098,000 and, as additional consideration for effecting the loans, the Company issued warrants to purchase an aggregate of up to 10,980,000 shares of Common Stock.

The notes did not bear interest, matured on August 10, 2025, and were convertible at any time on or prior to the maturity date, at the option of the holders, into shares of Common Stock at a conversion price of $0.30 per share. On August 9, 2025, the notes in an aggregate principal amount of $1,098,000 were converted by the holders into an aggregate of 3,660,000 shares of Common Stock pursuant to the terms of the fixed conversion rate in the notes. As a result of the conversion of the notes in the aggregate principal amount of $1,098,000 into an aggregate of 3,660,000 shares of Common Stock, these notes have been extinguished in full.

The Warrants are exercisable, at any time on or prior to February 10, 2030, to purchase an aggregate of 10,980,000 shares of Common Stock at a purchase price of $0.30 per share. The Company has granted piggy-back registration rights with respect to the resale of the shares of Common Stock underlying the Warrants and, commencing on February 10, 2026, if the resale of the underlying shares may not be effected pursuant to an effective resale registration statement, the Warrants provide for a net issuance exercise. In September 2025 and October 2025, warrants to exercise an aggregate of 2,100,000 shares of Common Stock were exercised for aggregate cash consideration of $630,000.

Liquidity

At August 31, 2025, our accumulated deficit was approximately $45,110,000 and our cash position was approximately $590,000. We had a working capital surplus of approximately $506,000. In September and October 2025, warrants were exercised to purchase 2,100,000 shares of Common Stock for a cash exercise price of $630,000. Round Top has not commenced commercial production on the Round Top Project. We have no revenues from operations and anticipate we will have no operating revenues until production from the Round Top Project, if any, of which there can be no assurance. This property is in the exploration stage.

During the fiscal year ended August 31, 2025, we did not fund our cash call obligations pursuant to the Operating Agreement. In lieu of funding $631,042 of cash calls during the fiscal year ended August 2025, we incurred dilution in our membership interest from 19.323% at August 31, 2024 to 18.779% at August 31, 2025. Subsequent thereto, we received cash calls for September, October and November 2025 which resulted in the dilution of our Round Top membership to our current ownership of 18.715%. We have not been advised by USARE with respect to any preliminary estimate of the Round Top Budget for the fiscal year ending August 31, 2026. Last year we were not advised as to any Round Top Budget. In the prior fiscal year, we were advised that the estimated budget for the fiscal year ended August 31, 2024 was anticipated to be between $15 million to $20 million, with the Company’s portion estimated to be between $3 million to $4 million. During the fiscal year ended August 31, 2024, the total expenditure on the Round Top Project by USARE (as we elected not to fund our portion, have USARE fund our portion, and in lieu thereof to incur dilution) was $4,200,996 (of which $898,740 was our portion funded by USARE when we elected to incur dilution rather than fund). It is possible that the Round Top Budget for the current fiscal year could exceed either the amount actually paid last fiscal year or the prior fiscal year, and it should be expected that in future periods the Round Top Budget will be higher. The Company likely will decide to incur dilution to its then current membership interest in lieu of funding in cash its Round Top Budget obligations during this fiscal year, as it currently does not have sufficient capital to fund any cash calls during the fiscal year ending August 31, 2026 (and only has sufficient cash to fund estimated general and administrative expenses and related costs through August 31, 2026); consequently our ownership interest in the Round Top Project will likely be further diluted during this current fiscal year. We will be required to raise additional capital to fund future cash calls from Round Top (unless we elect in lieu of making cash contributions to dilute our membership interest percentage, which dilution could be significant), and there can be no assurance that we will be able to raise the necessary capital to fund future Round Top cash calls (or estimated general and administrative expenses subsequent to August 2026). We estimate that our current cash position is only sufficient to fund estimated general and administrative expenses and related costs through August 2026.

We do not have sufficient cash on hand to fund any portion of the Round Top Budget during our current fiscal year and only have sufficient capital to fund our estimated general and administrative expenses through August 2026. Therefore, we will need to raise additional capital to fund (i) our portion of the Round Top Budget if we elect not to dilute our Round Top membership interest and (ii) necessary general and administrative expenditures for our August 2027 fiscal year. If we elect to dilute our Round Top membership interest (through choice or as a result of the failure to raise capital), such event will result in the dilution to our Round Top membership interest. If we are not able to raise capital to fund our estimated general and administrative expenses subsequent to August 31, 2026, we will likely need to curtail operations. The most likely source of future financing presently available to us is through the sale of our securities. Any sale of our shares of Common Stock will result in dilution of equity ownership to existing stockholders. This means that if we sell shares of Common Stock, more shares will be outstanding and each existing stockholder will own a smaller percentage of the shares then outstanding. Moreover, the actual or perceived sale of additional shares of our Common Stock to raise capital could further depress the price of our Common Stock which could adversely impact our ability to raise capital, result in more dilution to be incurred by existing stockholders, and also negatively impact the dilution calculation with respect to our Round Top membership interest. Alternatively, we may rely on debt financing and assume debt obligations that require us to make substantial interest and capital payments. Also, we may issue or grant warrants or options in the future pursuant to which additional shares of Common Stock may be issued. Exercise of such warrants or options will result in dilution of equity ownership to our existing stockholders. We have no firm commitment with respect to obtaining debt or equity financing and, accordingly, we will be reliant upon a best efforts financing strategy. Accordingly, there is no assurance that we will be able to raise necessary capital, if any, to fund our portion of the Round Top Budget during the current fiscal year and/or our general and administrative expenses subsequent to August 2026, the failure of which would likely cause us to curtail, discontinue or cease our operations.

Results of Operations

Fiscal Years ended August 31, 2025 and 2024

Revenue

During the fiscal year ended August 31, 2025 and 2024, we had no revenues. For the fiscal year ended August 31, 2025, our net loss was approximately $1,933,000. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $45,110,000 as of August 31, 2025.

Operating expenses and resulting losses from operations.

We incurred exploration costs for the fiscal years ended August 31, 2025 and 2024, in the amount of approximately $337,000 and $76,000, respectively. Expenditures during fiscal year 2025 and 2024 were primarily used to fund project contractors for our potential New Mexico mining exploration. Currently most of the expenditures associated with the USARE joint venture are funded by our joint venture partner, USARE.

Our general and administrative expenses for the fiscal year ended August 31, 2025 were approximately $872,000 of which approximately $261,000 were stock compensation for services. The remaining expenditures were primarily for payroll, professional fees and other general and administrative expenses necessary for our operations.

Our general and administrative expenses for the fiscal year ended August 31, 2024 were approximately $877,000 of which approximately $245,000 were stock compensation for services. The remaining expenditures were primarily for payroll, professional fees and other general and administrative expenses necessary for our operations.

We had losses from operations for the fiscal years ended August 31, 2025 and 2024 totaling approximately $1,209,000 and $954,000, respectively. We had a net loss for the fiscal year ended August 31, 2025 and 2024 totaling approximately $1,933,000 and $833,000, respectively. We earned interest from our cash balances of approximately $21,000 and $36,000 for the years ended August 31, 2025 and 2024, respectively. Other income in fiscal 2024 also included $85,000 as a reimbursement for expenses incurred in a prior fiscal year. Interest expense in fiscal 2025 included approximately $746,000 to accrete debt discount to interest expense associated with the value assigned to the detachable warrants.

Off-Balance Sheet Arrangements

None

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position, or cash flow.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are fairly presented in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Management believes that the valuation of the convertible notes and detachable warrants and valuation of options granted to directors, officers, and consultants using the Black-Scholes model include critical accounting estimates and judgments that have a significant impact on our financial statements. Significant judgement is exercised in the valuation of these options and warrants to include the life of the options and warrants along with the stock price, computed volatility, dividends, if any, and the current discount rate of interest. The accounting policies are described in greater detail in Note 2 to our audited financial statements for the fiscal year ended August 31, 2025.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Texas Mineral Resources Corp.

Galveston, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Texas Mineral Resources Corp. (the Company) as of August 31, 2025 and 2024, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended August 31, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relate.

Convertible Notes with Detachable Warrants – Refer to Note 2 and Note 6 to the financial statements

Critical Audit Matter Description

During the year ended August 31, 2025, the Company issued convertible promissory notes with detachable warrants. As described in Note 6, the Company was required to allocate the proceeds received between the convertible promissory notes and the warrants and assess the conversion features for embedded derivatives requiring bifurcation in accordance with the relevant guidance. Auditing management’s determination of the accounting for the convertible notes and detachable warrants was complex and involved significant judgement in determining whether the warrants a required to be classified as equity or a liability and whether the embedded features require derivative accounting treatment.

How We Addressed the Matter in Our Audit

Our audit procedures with respect to management’s assessment of the accounting for the convertible notes and warrants, included the following, among others:

●	We inspected and reviewed the warrant agreements to evaluate the Company’s determination that the warrants should be classified as equity, including evaluating and assessing management’s application of the relevant accounting standards.

●	We inspected and reviewed the convertible promissory notes to evaluate the Company’s assessment of the convertible promissory notes for embedded features requiring bifurcation in accordance with the relevant accounting standards.

●	We evaluated the accuracy and completeness of the Company’s presentation and related disclosures of these instruments in accordance with the relevant accounting standards.

/s/ Ham, Langston & Brezina, L.L.P.

We have served as the Company’s auditor since 2020.

Houston, Texas

November 28, 2025

PCAOB ID #298

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

August 31, 2025 and 2024

	2025	2024
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$590,350	$428,197
Prepaid expenses and other current assets	41,460	62,690

Total current assets	631,810	490,887

Restricted investment	38,766	—
Mineral properties, net	490,606	415,606

TOTAL ASSETS	$1,161,182	$906,493

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$50,400	$42,664
Notes payable, related party	75,000	—

Total current liabilities	125,400	42,664

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of August 31, 2025 and 2024	—	—
Common stock, par value $0.01; 100,000,000 shares authorized, 78,855,273 and 74,343,826 shares issued and outstanding as of August 31, 2025 and 2024, respectively	788,553	743,439
Additional paid-in capital	45,357,513	43,297,421
Accumulated deficit	(45,110,284)	(43,177,031)

Total shareholders’ equity	1,035,782	863,829

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,161,182	$906,493

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended August 31, 2025 and 2024

	2025	2024
OPERATING EXPENSES
Exploration costs	$336,885	$76,325
General and administrative	871,708	877,278

Total operating expenses	1,208,593	953,603

LOSS FROM OPERATIONS	(1,208,593)	(953,603)

OTHER (EXPENSE) INCOME, NET
Interest income	21,473	35,594
Interest expense	(746,133)
Other income	—	85,000

Total other (expense) income, net	(724,660)	120,594

NET LOSS	$(1,933,253)	$(833,009)

Net loss per common share Basic and diluted	$(0.03)	$(0.01)

Weighted average shares outstanding Basic and diluted	74,998,154	73,934,797

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended August 31, 2025 and 2024

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,933,253)	$(833,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	261,073	244,753
Accretion of debt discount	746,133	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	21,230	(23,112)
Accounts payable and accrued liabilities	7,736	(50,742)

Net cash used in operating activities	(897,081)	(662,110)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of restricted investment	(38,766)	—

Net cash used in investing activities	(38,766)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock options and warrants	—	11,000
Proceeds from convertible debt and detachable warrants	1,098,000	—

Net cash provided by financing activities	1,098,000	11,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	162,153	(651,110)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	428,197	1,079,307

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$590,350	$428,197

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid for interest expense	$—	$—
Cash paid for income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Mineral properties acquired under notes payable, related party	$75,000	$—
Issuance of detachable warrants and discount on convertible notes	$746,133	$—
Conversion of convertible notes into common stock	$1,098,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended August 31, 2025 and 2024

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at August 31, 2023	—	$—	73,728,262	$737,283	$43,047,824	$(42,344,022)	$1,441,085

Stock based compensation	—	—	565,564	5,656	200,022	—	205,678
Common stock options issued for services	—	—	—	—	39,075	—	39,075
Common stock issued upon exercise of options and warrants	—	—	50,000	500	10,500	—	11,000
Net loss	—	—	—	—	—	(833,009)	(833,009)

Balance at August 31, 2024	—	—	74,343,826	743,439	43,297,421	(43,177,031)	863,829

Stock based compensation	—	—	851,447	8,514	252,559	—	261,073
Issuance of detachable warrants	—	—	—	—	746,133	—	746,133
Conversion of note payable to common stock	—	—	3,660,000	36,600	1,061,400	—	1,098,000
Net loss	—	—	—	—	—	(1,933,253)	(1,933,253)

Balance at August 31, 2025	—	$—	78,855,273	$788,553	$45,357,513	$(45,110,284)	$1,035,782

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2025 AND 2024

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

We are a mining company engaged in the business of owning, acquiring, exploring and developing mineral properties. At August 31, 2025, we owned a 18.779% membership interest in Round Top Mountain Development, LLC, a Delaware limited liability company (“Round Top” or “RTMD”), which entity holds two mineral property leases with the GLO to explore and develop a 950 -acre rare earths project located in Hudspeth County, Texas, known as the Round Top Project. The leases expire in 2030. Round Top also holds prospecting permits covering 9,345 acres adjacent to the Round Top Project. The business strategy of Round Top is to develop a metallurgical process to concentrate or otherwise extract the metals from the Round Top Project’s rhyolite, conduct additional engineering, design, geotechnical work, and permitting necessary for a bankable feasibility study and then to extract mineral resources from the Round Top Project. The Round Top Project has not established as of the date hereof that any of the properties contain any probable mineral reserves or proven mineral reserves under Item 1300 of Regulation S-K (“Item 1300”).

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

Principles of Consolidation

The consolidated financial statements include the accounts of Texas Mineral Resources Corp and its proportionate interest in the assets, liabilities, and operations of Round Top and the Company’s wholly-owned subsidiary, Standard Silver, Inc. All significant intercompany balances and transactions have been eliminated.

Going Concern

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit from inception through August 31, 2025, of approximately $45,110,000 and has yet to achieve profitable operations, and projects further losses in the development of its business.

At August 31, 2025, the Company had a working capital surplus of approximately $506,000, however the Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should we be unable to continue as a going concern.

We do not have sufficient cash on hand to fund any portion of the Round Top Budget during our current fiscal year. We have sufficient capital to fund our estimated general and administrative expenses only through August 31, 2026. In accordance with our current projected budget, the Company does not have sufficient capital to fund its total cash calls during the fiscal year ending August 31, 2026. Failure by the Company to make required cash calls to Round Top during the twelve month period from the issuance date of these financial statements, would result in dilution to its membership interest in Round Top, which is 18.779% at August 31, 2025. Accordingly, the Company may be required to raise additional capital to fund its obligations during the fiscal year ending August 31, 2026. There can be no assurance that the Company will be able to raise the necessary capital to fund its cash calls (if it elects not to dilute its membership interest in lieu of funding the cash calls) and expected general and administrative expenses. The Company may also seek to obtain short-term loans from the directors of the Company. Based on these factors, there is substantial doubt as to the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of these financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents currently consists of demand deposits and money market accounts at commercial banks. The Company maintains cash and cash equivalents at banks selected by management based upon their assessment of the financial stability of the institution. Balances periodically exceed the federal depository insurance limit; however, the Company has not experienced any losses on deposits.

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

Warrants

The Company has issued freestanding warrants to purchase shares of common stock in connection with financing activities (see Note 6) and accounts for them in accordance with applicable accounting guidance as either liabilities or as equity instruments depending on the specific terms of the warrant agreements.

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

The Company recognizes and measures a tax benefit from uncertain tax positions when it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company adjusts these liabilities when its judgement changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate or future recognition of an unrecognized tax benefit. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. The Company recognizes interest and penalties related to unrecognized tax positions within the income tax expense line in the consolidated statements of operations. Management believes the Company has no uncertain tax positions at August 31, 2025 and 2024.

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

At August 31, 2025, options to purchase 820,000 shares of common stock and warrants to purchase 10,980,000 shares of common stock were outstanding but not included in the computation of dilutive earnings per share because these options and warrants were antidilutive.

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

The Company’s financial instruments consist principally of cash and cash equivalents, restricted investment and accounts payable and accrued liabilities. The carrying amounts of such financial instruments in the accompanying financial statements approximate their fair values due to their relatively short-term nature. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

Segment Reporting

In accordance with ASC Topic 280 - “Segment Reporting (ASC 280)” the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any material intra-segment sales and transfers of assets. The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer (the “CEO”). The CEO, with the Chief Financial Officer assesses the performance and makes operating decisions of the Company on a consolidated basis, based on the Company’s net increase/decrease in shareholder’s equity resulting from operations (“net income”/”net loss”). Company assets are not reviewed by the CODM at a different asset level or category, but at the consolidated level. As the Company’s operations are comprised of a single operating segment, the segment assets are reflected on the accompanying Consolidated Balance Sheets as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statement of Operations.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. The reclassification had no effect on the reported results of operations.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. ASU 2023-07 requires additional disclosures for segment reporting, including disclosure of the title and position of the Chief Operating Decision Maker and requires a public entity that has a single reportable segment to provide all the disclosures required by amendments in ASU 2023-07, and all existing segment disclosures in Topic 280. ASU 2023 -07 is effective for fiscal periods beginning after December 15, 2023. The Company adopted ASU 2023-07 effective for its Annual Report on this Form 10-K for the year ended August 31, 2025. Since ASU 2023-07 addresses only disclosures, the adoption did not have a significant impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under ASU 2023-09, companies must consistently categorize and provide greater disaggregation of information in the rate reconciliation and further disaggregate income taxes paid. ASU 2023-09 is effective for companies for annual reporting periods beginning after December 15, 2024. The Company does not expect the adoption of ASU 2023-09 to have a significant impact on its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”. Under ASU 2024-03 companies are required to disclose disaggregated information about certain costs and expenses in the notes to the financial statements. ASU 2024-03 is effective for companies for annual reporting periods beginning after December 15, 2026. The requirements can be applied either prospectively or retrospectively. Although early adoption is permitted, the Company will adopt the pronouncement when the pronouncement becomes effective on January 1, 2027. The Company does not expect the adoption of ASU 2024-03 to have a significant impact on its consolidated financial statements.

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

In June 2023, the Company, USARE and the manager amended and restated the Operating Agreement and the following material amendments to the Operating Agreement were adopted:

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

	Per Acre	Total
	Amount	Amount
September 2, 2025 – 2029	200	178,873

In August 2025, Round Top paid the State of Texas a delay rental to extend the term of the lease in an amount equal to $178,873.

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

	Per Acre	Total
	Amount	Amount
November 1, 2025 – 2029	200	18,000

In August 2025, Round Top paid the State of Texas a delay rental to extend the term of the lease in an amount equal to $18,000.

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

Carlise Mine

In December 2024, Dan Gorski, our chief executive officer and a director, assigned all of his ownership interest in the Carlisle mine and related real estate to a wholly-owned subsidiary of the Company in consideration for a $75,000 promissory note, without interest, due and payable by the Company in December 2025, secured by the property conveyed. Mr. Gorski acquired this property for $75,000 in 2022. The Carlisle mine and related real estate consist of the following:

●	Carlisle Millsite, patent No. 280, described as Section 12, township 17S, range 21W, comprising 5.00 acres, more or less;

●	Homestead Lode, patent No. 283, described as Section 12, township 17S, range 21W, comprising 17.91 acres, more or less;

●	Columbia Lode, patent No. 284, Described as Section 12, township 17S, range 21W, comprising 19.46 acres, more or less; and

●	Carlisle Lode, patent No. 279, described as Section 01, township 17S, range 21W, compromising 20.660 acres, more or less..

NOTE 5 – RECLAMATION

In connection with a Minimum Impact Exploration Permit No. GR094EM issued by the New Mexico Mining and Minerals Division, the Company was required to provide an irrevocable standby letter of credit as financial support for reclamation costs. As of August 31, 2025 and August 31, 2024, there were $38,766 and $0, respectively, of outstanding letters of credit. The Company has legally pledged a certificate of deposit in the amount of $38,766, which is included in non-current restricted investments, for purposes of settling reclamation obligations that may become due.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

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

The Notes issued to the thirteen investors (i) are in the aggregate principal amount of $848,000, (ii) do not bear interest, (iii) mature and are due and payable on August 10, 2025, (iv) are convertible at any time on or prior to the maturity date, at the option of the holders, into shares of Common Stock at a conversion price of $0.30 per share, and (v) are exchangeable, at the option of the holders, into any Company debt or equity securities issued by the Company for cash consideration in any financing exceeding $1,000,000 that closes on or prior to August 10, 2025, by exchanging the principal amount of the Note(s) for an investment in the financing equal to the principal amount of the Note(s) so exchanged. The principal amount of $848,000 is convertible into an aggregate of 2,826,667 shares of Common Stock. The Notes are prepayable by the Company at any time, without penalty, prior to maturity. Upon an event of default, the Notes may become immediately due and payable.

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

The Notes are measured at amortized cost. Interest expense, representing the amortization of the $575,235 of initial relative fair value of the Warrants is amortized using an effective interest rate of 250% over the term of the Notes. The Company recorded $575,235 of interest expense related to the Notes during the year ended August 31, 2025.

During the year ended August 31, 2025, all of the Company’s Notes were converted into shares of the Company’s common stock pursuant to the terms of the respective note agreements. Upon conversion, the aggregate principal amount of $848,000 was converted into 2,826,667 shares of common stock at a conversion price of $0.30 per share. As a result of the conversion, the carrying amount of the Notes was reclassified from liabilities to shareholders’ equity, and no gain or loss was recognized. Following the conversion, the Company had no convertible notes outstanding as of August 31, 2025.

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

The Notes issued to the two investors (i) are in the aggregate principal amount of $250,000, (ii) do not bear interest, (iii) mature and are due and payable on August 10, 2025, (iv) are convertible at any time on or prior to the maturity date, at the option of the holders, into shares of Common Stock at a conversion price of $0.30 per share, and (v) are exchangeable, at the option of the holders, into any Company debt or equity securities issued by the Company for cash consideration in any financing exceeding $1,000,000 that closes on or prior to August 10, 2025, by exchanging the principal amount of the Note(s) for an investment in the financing equal to the principal amount of the Note(s) so exchanged. The principal amount of $250,000 is convertible into an aggregate of 833,333 shares of Common Stock. The Notes are prepayable by the Company at any time, without penalty, prior to maturity. Upon an event of default, the Notes may become immediately due and payable.

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

The Notes are measured at amortized cost. Interest expense, representing the amortization of the $170,898 of initial relative fair value of the Warrants is amortized using an effective interest rate of 267% over the term of the Notes. The Company recorded $170,898 of interest expense related to the Notes during the year ended August 31, 2025.

During the year ended August 31, 2025, all of the Company’s Notes were converted into shares of the Company’s common stock pursuant to the terms of the respective note agreements. Upon conversion, the aggregate principal amount of $250,000 was converted into 833,334 shares of common stock at a conversion price of $0.30 per share. As a result of the conversion, the carrying amount of the Notes was reclassified from liabilities to shareholders’ equity, and no gain or loss was recognized. Following the conversion, the Company had no convertible notes outstanding as of August 31, 2025.

The Warrants met all requirements to be classified in equity pursuant to ASC 815-40.

NOTE 7 – INCOME TAXES

The following table sets forth a reconciliation of the federal income tax benefit to the United States federal statutory rate of 21% for the years ended August 31, 2025 and 2024:

	2025	2024
Income tax benefit at 21% statutory rate	$405,983	$174,932
Stock-based compensation	(54,825)	(51,398)
Amortization of debt discount	(156,688)	—
Other	136,567	—
Increase in valuation allowance	(331,037)	(123,534)
	$—	$—

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as a deferred tax asset and liability. Significant components of the deferred tax assets are set out below along with a valuation allowance to reduce the net deferred tax asset to zero.

Management has established a valuation allowance because, based on an analysis of the tax benefits underlying deferred tax assets, it is unable to establish that it is more-likely- than-not that a tax benefit will be realized. Significant components of deferred tax asset at August 31, 2025 and 2024 are as follows:

	2025	2024
Net operating loss carryforward	$5,070,788	$4,810,496
Difference in property and equipment basis	1,047,789	977,043
Less valuation allowance	(6,118,577)	(5,787,539)
Net deferred tax asset	$—	$—

As a result of a change in control effective in April 2007, net operating losses prior to that date may be partially or entirely unavailable under tax law, to offset future income and; accordingly, these net operating losses are excluded from deferred tax assets.

The net operating loss carryforward in the approximate amount of $24,147,000 began to expire in 2028.

The Company files income tax returns in the United States and in one state jurisdiction. With few exceptions, the Company is no longer subject to United States federal income tax examinations for fiscal years ended on or before August 31, 2021 and no longer subject to state tax examinations for years prior to 2023.

NOTE 8 – SHAREHOLDERS’ EQUITY

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

Following is an analysis of common stock issuances during the years ended August 31, 2025 and 2024:

Issuances during the fiscal year ended August 31, 2025

In October 2024, we issued 244,599 shares of Common Stock related to director fees earned and expensed during the year ended August 31, 2024.

During the year ended August 31, 2025, the Company issued 606,848 shares of common stock valued at a market value of $175,373, as payment for director fees. In addition, the Company recognized stock compensation and a corresponding charge to additional paid-in capital in the amount of $85,700 for director’s fees earned during the quarter ended August 31, 2025. The Company issued the related 123,132 shares of Common Stock in October 2025.

On August 12, 2025, the Company issued 3,660,000 shares of Common Stock upon conversion of its convertible notes payable. See Note 6, Convertible Notes Payable, for additional discussion.

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

There were 10,980,000 warrant shares issued and outstanding as of August 31, 2025. See Note 6 – Convertible Notes Payable for further discussion of the warrants and Note 10 – Subsequent Events for warrants exercised subsequent to August 31, 2025.

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

Options

The following table sets forth certain information as of August 31, 2025 and 2024 concerning common stock that may be issued upon the exercise of options issued under the Amended 2008 Plan and outside of the Amended 2008 Plan (all options are fully vested and exercisable at August 31, 2025 and 2024):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, vested and exercisable at	1,030,000	$0.80	2.79	$693,300
Options granted	120,000	1.97	—	—
Options exercised	(50,000)	0.22	—	—
Options cancelled/forfeited/expired	(180,000)	0.45	—	—

Options vested and exercisable at August 31, 2024	920,000	1.06	3.25	784,476
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options cancelled forfeited/expired	(100,000)	0.22	—	—

Options vested and exercisable at August 31, 2025	$820,000	$1.16	2.59	$—

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

During the year ended August 31, 2025, the Company did not grant any stock options.

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

Warrants

Warrant activity for the years ended August 31, 2025 and 2024 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding and exercisable at August 31, 2023	—	$—	—	$—
Warrants granted	—	—	—	—
Warrants exercised	—	—	—	—
Warrants cancelled/forfeited/expired	—	—	—	—
Outstanding and exercisable at August 31, 2024	—	—	—	—
Warrants granted	10,980,000	0.30	4.5	—
Warrants exercised	—	—	—	—
Warrants cancelled forfeited/expired	—	—	—	—
Outstanding and exercisable at August 31, 2025	10,980,000	$0.30	4.5	$9,442,800

NOTE 9 – RELATED PARTIES

Certain members of our board of directors and their immediate family members participated in the Loan Agreements as further discussed in Note 6 – Convertible Notes Payable.

In December 2024, the Company acquired an ownership interest in the Carlisle Mine and related real estate from Dan Gorski, the Company’s Chief Executive Officer and a director, in consideration for a promissory note in the amount of $75,000. See Note 4 – Mineral Properties, for additional information.

During the three and twelve months ended August 31, 2025, the Company engaged a family member of a board member for consulting purposes and incurred and paid $1,500, in costs which is included in general and administrative expenses in the accompanying consolidated statements of operations.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to August 31, 2025, holders of the Company’s outstanding equity-classified warrants issued in February 2025 exercised an aggregate of 2,100,000 warrants to purchase 2,100,000 shares of the Company’s common stock at an exercise price of $0.30 per share. The Company received total cash proceeds of approximately $630,000 in connection with these warrant exercises.

Because the warrants were previously classified within shareholders’ equity, the exercises did not result in the recognition of any gain or loss in the Company’s consolidated statement of operations. The proceeds from the exercises were recorded as increases to common stock and additional paid-in capital.

Following these exercises, 8,880,000 warrants remain outstanding as of the date these financial statements were issued.

On October 15, 2025, the Company issued an aggregate of 123,132 shares of Common Stock to its directors in lieu of cash directors’ fees and on October 15, 2025, the Company issued 257,407 shares of Common Stock to a director upon a cashless exercise of a previously issued Common Stock option.

Management evaluated subsequent events through November 28, 2025, the date the financial statements were available to be issued, and determined that no other material subsequent events occurred that would require adjustment to or disclosure in the accompanying consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended August 31, 2025, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

As a result of the existence of these material weaknesses as of August 31, 2025, management has concluded that we did not maintain effective internal control over financial reporting as of August 31, 2025, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Business Conduct and Ethics

Our Board adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, which is available on our website. Our Code of Ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our website.

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of our securities by our directors, officers and employees. A copy of the Insider Trading Policy was filed as an exhibit to the annual report for the fiscal year ended August 31, 2024.

Limitation on Liability and Indemnification Matters

Our charter contains provisions that limit the liability of our directors for damages to the fullest extent permitted by Delaware law. Consequently, our directors will not be personally liable to us or our stockholders for damages as a result of an act or failure to act in his or her capacity as a director, unless:

●	the presumption that directors are acting in good faith, on an informed basis, and with a view to the interests of the Company has been rebutted; and

●	it is proven that the director’s act or failure to act constituted a breach of his or her fiduciary duties as a director and such breach involved intentional misconduct, fraud or a knowing violation of law.

The remaining information required by Item 10 is incorporated herein by reference from our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (“2026 Proxy”) to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended August 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from our 2026 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended August 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference from our 2026 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended August 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference from our 2026 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended August 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm is Ham, Langston & Brezina, L.L.P., PCAOB ID: 298.

The information required by Item 14 is incorporated herein by reference from our 2026 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended August 31, 2025.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Documents filed as part of this Annual Report on Form 10-K or incorporated by reference:

(1)	The financial statements are listed on the “Index to Financial Statements” in Item 8.

(2)	Financial Statement Schedules (omitted because the Company is a smaller reporting issuer). The following exhibits are attached hereto or are incorporated by reference:

Exhibit No.	Description
2.1	Plan of Conversion, dated August 24, 2012, incorporated by reference to Exhibit 2.1 of our Form 8-K filed with the SEC on August 29, 2012.

3.1	Delaware Certificate of Conversion, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on August 29, 2012.

3.2	Delaware Certificate of Incorporation, incorporated by reference to Exhibit 3.2 of our Form 8-K filed with the SEC on August 29, 2012.

3.3	Delaware Certificate of Amendment, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on March 18, 2016.

3.4	Delaware Bylaws, incorporated by reference to Exhibit 3.3 of our Form 8-K filed with the SEC on August 29, 2012.

3.5	Common Stock, par value $0.01; 100,000,000 shares authorized, 72,869,220 shares issued and outstanding as of August 31, 2022.

4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.

4.2	Form of Warrant Indenture, incorporated by reference to Exhibit 4.2 of our Form S-1/A filed with the SEC on December 10, 2014.

4.3	Form of Class A Warrant, included as Schedule A in Exhibit 4.2.

4.4	Form of Class B Warrant, included as Schedule B in Exhibit 4.2.

10.1	Amended and Restated 2008 Stock Option Plan, incorporated by reference to Exhibit 10.1 of our Form 10-Q for the period ended May 31, 2011 filed with the SEC on July 15, 2011.

10.2	Mining Lease, incorporated by reference to Exhibit 10.2 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.

10.3	Mining Lease dated November 2011 with the State of Texas, incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.4	Purchase option agreement dated September 2014 with the State of Texas, incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.5	Groundwater lease dated September 2014 with the State of Texas, incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.6	ReeTech Operating Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on July 21, 2015.

10.7	Amendment Number One to the Reetech Operating Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on November 30, 2015.

10.8	Amendment Number One to the TRER License, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K as filed with the Commission on November 30, 2015.

10.9*	Director’s Agreement by and between the Company and Anthony Marchese, incorporated by reference to Exhibit 10.6 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.

10.10*	Summary of Dan Gorski Employment Arrangement, incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.11*	Summary of Wm. Chris Mathers Employment Arrangement, incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.12*	Option Agreement for Wm. Chris Mathers incorporated by reference to Exhibit 10.21 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.

10.13*	Form of Directors Option Agreement incorporated by reference to Exhibit 10.22 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.

10.14	Consulting Agreement between the Company and Chemetals, Inc., dated January 22, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2013.

10.15	Lease Agreement between the Company and Southwest Range & Wildlife Foundation, Inc., dated March 6, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2013.

10.16	Variation agreement with Morzev PTY LTD. (USA Rare Earth) dated October 2018, incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.17	Amended and Restated Option Agreement with Morzev (USA Rare Earth) dated August 2019, incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.18	First Amendment to the Amended and Restated Option Agreement with USA Rare Earth dated June 29, 2020, incorporated by reference to the definitive proxy statement on Schedule 14A filed with the SEC on July 15, 2020.

10.19	Mining Lease dated September 2011, incorporated by reference to Exhibit 10.19 of the Form 10-K for the period ended August 31, 2020 filed with the SEC on November 30, 2020.

10.20	Contribution Agreement, effective as of May 17, 2021, among USA Rare Earth, LLC, Texas Mineral Resources Corp., and Round Top Mountain Development, LLC, filed with the SEC on Form 8-K on May 21, 2021.

10.21	Limited Liability Company Agreement dated effective as of May 17, 2021, among USA Rare Earth, LLC, Texas Mineral Resources Corp., and Round Top Mountain Development, LLC, filed with the SEC on Form 8-K on May 21, 2021.

10.22	Mineral Exploration and Option Agreement dated effective October 7, 2021 between Standard Silver Corp. and Santa Fe Gold Corporation, filed with the SEC on Form 8-K on November 10, 2021.

10.23	Amendment to Mineral Exploration and Option Agreement between Standard Silver Corp. and Santa Fe Gold Corporation, filed with the SEC on Form 8-K on May 30, 2024.

10.24	Amended and Restated Limited Liability Company Agreement dated effective as of June 26, 2023, among USA Rare Earth, LLC, Texas Mineral Resources Corp., and Round Top Mountain Development, LLC, filed with the SEC on Form 8-K on June 27, 2023.

10.25	Purchase and Sale Agreement by and between Standard Silver Corporation and Daniel E Gorski and Patrice Gorski dated December 3, 2024, filed with the SEC on Form 10-Q on January 14, 2025.

10.26	Form of Loan and Securities Purchase Agreement by and among the Company and lender dated February 10, 2025, filed with the SEC on Form 8-K on February 12, 2025.

10.27	Form of Note issued by the Company dated February 10, 2025, filed with the SEC on Form 8-K on February 12, 2025.

10.28	Form of Warrant issued by the Company dated February 10, 2025, filed with the SEC on Form 8-K on February 12, 2025.

19.1	Insider Trading Policy, filed with the SEC on Form 10-K on November 29, 2024.
21.1	List of Subsidiaries, filed with the SEC on Form 10-K on November 29, 2024.
31.1	Section 302 Certification(1)
31.2	Section 302 Certification(1)
32.1	Section 906 Certification(1)
32.2	Section 906 Certification(1)
101.INS(2)	XBRL Instance Document
101.SCH(2)	XBRL Taxonomy Extension — Schema
101.CAL(2)	XBRL Taxonomy Extension — Calculations
101.DEF(2)	XBRL Taxonomy Extension — Definitions
101.LAB(2)	XBRL Taxonomy Extension — Labels
101.PRE(2)	XBRL Taxonomy Extension — Presentations

* Management contract or compensatory plan or arrangement.

(1)	Filed herewith.

(2)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at August 31, 2025 and 2024; (ii) Consolidated Statements of Operations for the years ended August 31, 2025 and 2024; (iii) Consolidated Statements of Cash Flows for the years ended August 31, 2025 and 2024; (iv) Consolidated Statements of Shareholders’ Equity for the years ended August 31, 2025 and 2024; and (v) Notes to Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY

None included.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS MINERAL RESOURCES CORP.

/s/ Daniel E Gorski

Daniel E Gorski, Chief Executive Officer

DATED: November 28, 2025

/s/ Wm Chris Mathers

Wm Chris Mathers, Chief Financial Officer

DATED: November 28, 2025

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Daniel E Gorski	Chief Executive Officer, Principal Executive Officer and Director	November 28, 2025
Daniel E Gorski

/s/ Wm Chris Mathers	Chief Financial Officer	November 28, 2025
Wm Chris Mathers

/s/ Anthony Marchese	Chairman of the Board	November 28, 2025
Anthony Marchese

/s/ Cecil C Wall	Director	November 28, 2025
Cecil C Wall

/s/ Jonathan Beigle	Director	November 28, 2025
Jonathan Beigle

/s/ Donald E Hulse	Director	November 28, 2025
Donald E Hulse

/s/ Deepak Malhotra	Director	November 28, 2025
Deepak Malhotra