Form 10-K/A
period 2025-08-31
Texas Mineral Resources Corp.
filed 2025-12-23
CIK 1445942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The number of shares of the Registrant’s common stock outstanding as of December 12, 2025 was 81,335,813.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Texas Mineral Resources Corp (the “Company”) previously filed its Annual Report on Form 10-K for the year ended August 31, 2025 (the “Original Form 10-K”) with the Securities and Exchange Commission (the “SEC”) on November 28, 2025. In accordance with General Instruction G(3) of Form 10-K, this Amendment No. 1 to the Original Form 10-K (the “Amendment” or “Amendment No. 1”) is being filed solely for the purpose of filing the information required to be filed in Part III of Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), this Amendment also contains new certifications by the principal executive officer and the principal financial officer of the Company as required by Section 302 of the Sarbanes-Oxley Act of 2002. Item 15(a)(3) of Part IV of this Annual Report on Form 10-K is amended to include the currently dated certifications as exhibits. No financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K; accordingly, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as expressly noted in this Amendment, this Amendment does not reflect events occurring after the filing of the Original Form 10-K or modify or update in any way any of the other disclosures contained in the Original Form 10-K including, without limitation, the financial statements. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC. Capitalized terms used, but not defined herein, shall have the meaning ascribed to them in the Original Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our current directors and executive officers. The term for each director expires at our next Annual Meeting or until his successor is appointed and qualified. The ages of the directors and officers are shown as of August 31, 2025:

Name	Age	Current Office with Company	Positions Held Since
Daniel E. Gorski	88	Director Chief Executive Officer	January 2007 August 2012
Anthony Marchese	69	Director	December 2009
Cecil Wall	94	Director	August 2007
Jonathan S Beigle	43	Director	May 2025
Donald E Hulse	66	Director	March 2024
Deepak Malhotra	77	Director	March 2024
Wm Chris Mathers	66	Chief Financial Officer	February 2016

Daniel E. Gorski – Mr. Gorski has served as a director of the Company since January 2007 and as the Company’s chief executive officer since August 2012. Prior thereto, Mr. Gorski served as the Company’s president and chief executive officer from January 2007 to May 2011 and chief operating officer from May 2011 to December 2011. From July 2004 to January 2006, Mr. Gorski was the co-founder and vice president of operations for High Plains Uranium Inc., a uranium exploration and development company that went public on the Toronto Stock Exchange in December 2005. Between June 1996 to May 2004, Mr. Gorski served as an officer and director of Metalline Mining Co., a publicly traded mining and development company with holdings in the Sierra Mojada Mining District, Coahuila, Mexico. From January 1992 to June 1996, Mr. Gorski was the exploration geologist under contract to USMX Inc. and worked exclusively in Latin America. Mr. Gorski earned a BS in 1960 from Sul Ross State College, in Alpine, Texas and an MA in 1970 from the University of Texas in Austin, Texas. Mr. Gorski has over fifty years of experience in the mining industry. Mr. Gorski’s extensive technical knowledge and experience in the mining industry combined with his historical relationship with the Round Top project permits Mr. Gorski to provide the Board with valuable insight to the exploration and development of the Round Top project. Accordingly, the Board believes that Mr. Gorski should serve on the Board.

Anthony Marchese – Mr. Marchese has served as a director since December 2009. Since July 2018, Mr. Marchese has served as president of Marchese Management Co., LLC, a strategic advisory firm that consults to both public and private emerging growth companies. Mr. Marchese also serves as the general partner and chief investment officer of the Insiders Trend Fund, LP, an investment partnership whose mandate is to invest in those public companies whose officers and/or directors have been active acquirers of their own stock. Mr. Marchese’s prior experience includes TriPoint Global Equities (managing director/Capital Markets- 2012-2018), Axiom Capital Management, Inc. (managing director – 2011-2012), Monarch Capital Group, LLC (president and chief operating officer – 2003 to 2011), Laidlaw Equities (senior vice president - April 1997 to March 2002), Southcoast Capital (senior vice president – May 1988 to April 1997), Oppenheimer & Co (limited partner – September 1982 to May 1988), Prudential-Bache (vice president – July 1981 to August 1982) and the General Motors Corporation (analyst – June 1980 to June 1981). Mr. Marchese served in the military with the Army Security Agency and the U.S. Army Intelligence and Security Command. Mr. Marchese received an MBA in Finance from the University of Chicago. Mr. Marchese provides the Board with exceptional leadership and management knowledge, having gained extensive management and corporate finance experience during the course of his career. Mr. Marchese’s specific experience, qualifications, attributes and skills described above led the Board to conclude that Mr. Marchese should serve as a member of the Board.

Cecil C. Wall – Mr. Wall has served as a director since August 2007. Mr. Wall attended Carbon County College and Utah State University. In 1969, he acquired control of a publicly traded company, Altex Oil Co. (formerly known as Mountain Valley Uranium), listed on the American Stock Exchange. Under Mr. Wall’s leadership, Altex established a 20,000 acre position in what became the Greater Altamont Field at Altamont, Utah. Mr. Wall sold his interest in Altex in 1985. Mr. Wall was also part of the founding group for the 2007 reorganization of Standard Silver Corp. which became the Company. He is currently the manager for C-Wall Investment Company, LLC, a Utah Limited Liability Company. In addition, he is the president of several family-owned private companies, and he brings wide business experience and close relations with many of the original shareholders. Mr. Wall’s past experience with the Company and public companies in general provides the Board with guidance on public company matters and insight into the Company’s historical operations. Mr. Wall’s specific experience, qualifications, attributes and skills described above led the Board to conclude that Mr. Wall should serve as a member of the Board.

Jonathan Beigle - Mr. Beigle has served as a director since May 2025. Mr. Beigle is a senior executive with more than 20 years of experience working in various leadership roles across the metals and mining industry. Since 2020, Mr. Beigle has served as director, president and chief executive officer of Ridgeline Royalties Incorporated (“Ridgeline”), a leading source of royalty and stream financing for miners that supply the clean energy marketplace. Prior to founding Ridgeline, Mr. Beigle was a part of Newmont Corporation’s (NYSE: NEM) award-winning investor relations team from 2018 through 2020. From 2004 until 2016, Mr. Beigle was a mining analyst at Manning & Napier Advisors, an institutional investment firm in Fairport, NY. Mr. Beigle’s past board experience includes service on the board of directors (2020-2024) of the Rocky Mountain Chapter of the National Investor Relations Institute and as a member of the Finance Strategic Committee (2018-2021) for the Society for Mining, Metallurgy and Exploration. Mr. Beigle has a Master of Science degree in mining engineering and management from the South Dakota School of Mines and a Bachelor of Science degree in business with a specialization in finance from Liberty University. Mr. Beigle is a CFA® charter holder. Mr. Beigle’s specific experience, qualifications, attributes and skills described above led the Board to conclude that Mr. Beigle should serve as a member of the Board.

Donald Hulse – Mr. Hulse has served as a director since March 2024. Mr. Hulse has served as director of business development and mining at Forte Dynamics, Inc. since January 2023, served as a corporate vice-president of WSP USA from July 2021 until December 2023, and served as vice president mining of Gustavson Associates LLC from February 2008 until July 2021. Mr. Hulse has 40 years of experience in the mining industry, including technical and general management in a multi-cultural/multi-lingual environment. Mr. Hulse has performed due diligence review and consulting in mineral resources and mine design and planning in North and South America, Europe and Asia. Mr. Hulse’s project experience includes involvement with gold, silver, base metals, and industrial minerals. Mr. Dulse has led project teams through permitting, construction and commissioning of two mines in Mexico, and has been a team member for strategic re-engineering three gold operations. Mr. Hulse was an adjunct professor at Colorado School of Mines from August 2022 through December 2022 and received a B.S. degree in 1982 from the Colorado School of Mines. Mr. Hulse is a licensed engineer and a “qualified person” as defined in Item 1300 of Regulation S-K for purposes of reporting on mineral assets for SEC purposes. Mr. Hulse’s mining experience and qualifications led the Board to believe that Mr. Hulse is qualified to serve as a member of the Board.

Deepak Malhotra – Mr. Malhotra has served as a director since March 2024. Mr. Malhotra has served as president and principal of Resource Development Inc., a metallurgical testing and consulting company that he formed, since 1990. Mr. Malhotra has over 40 years of experience providing consulting services in process design, process development, plant auditing, project management, and capital and opening cost estimates. Mr. Malhotra serves or has served as a director of the following public companies: (i) Rare Earth Ridge Resources since 2023; (ii) Euro Pacific Materials since 2018; (iii) Magellan Gold Corp. from 2016 to December 2023; (iv) Teako Gold Corp. from 2020 to 2022; (v) Cardero Resources from 2016 to 2021; (vi) Canagold Corp. from 2015 to 2022; (vii) Pro Solv Consulting from 2018 to 2022; and (viii) Resources Development Inc. from 1990 to 2022. Mr. Malhotra holds a Ph.D. in mineral economics and a M.S. in metallurgical engineering. Mr. Malhotra specializes in strategic planning due diligence, acquisitions, divestures, training, feasibility studies, preparation of N143-101 documents, and more. Mr. Malhotra has managed projects in research, process development for new projects, processing plant troubleshooting, plant audits, detailed engineering and overall business management. Mr. Malhotra has assisted in the commercialization of 15 plants worldwide with capital ranging from $50 to $750 million and has performed more than 25 audits of mining operations worldwide. Mr. Malhotra holds four patents and has published over 60 articles and edited several books. Mr. Malhotra’s mining experience and qualifications led the Board to believe that Mr. Malhotra is qualified to serve as a member of the Board.

Wm. Chris Mathers – Mr. Mathers has served as chief financial officer of the Company since 2016. Mr. Mathers is a senior finance and accounting professional with more than 45 years of experience in financial accounting, mergers and acquisitions, SEC compliance and operational and administrative support. Mr. Mathers holds a BBA in Accounting from Southwestern University in Georgetown, Texas, and is a Certified Public Accountant. Mr. Mathers began his career in public accounting in 1981 with the accounting firm of Price Waterhouse focusing on multi-national public audits. From 1983 through 1989, Mr. Mathers was in private practice focusing on tax preparation, and the financial audits of corporations, partnerships and individuals. From 1989 through 1993, Mr. Mathers was a controller and administrative officer of GJR Investments, Inc., a national real estate firm. Beginning in 1994, Mr. Mathers began work as chief financial officer for several privately and publicly held companies, including: InterSystems, Inc. of Houston, Texas, a multi-state manufacturing firm; Nexus Custom Electronics, Inc., a manufacturer of circuit boards to private industry and the U.S. Department of Defense; and Interactive Nutrition International, Inc., Ottawa, Canada, a manufacturer of Nutritional products.

Recent Resignations

In January 2025, LaVern Lund and Peter Denetclaw resigned as members of our Board of Directors, and in May 2025, Kevin Francis resigned as a member of our Board of Directors.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our directors and executive officers with any other person, including directors and executive officers, pursuant to which the director or officer was selected to serve in such position, except as set forth below.

Pursuant to the investment by Navajo Transitional Energy Company (“NTEC”) in 2019, NTEC has the right to appoint two director nominees as long as its ownership is at least 2,555,813 shares of our common stock, of which Messrs. Lund and Denetclaw served as director nominees until their respective resignations in January 2025. As of the date hereof, no NTEC nominee serves as a director (although NTEC still has nomination rights with respect to two directors).

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

Director Independence

The Company currently has five independent directors, as defined by the OTC Markets Group OTCQB independence standards, as follows:

●	Anthony Marchese
●	Cecil Wall
●	Jonathan Beigle
●	Deepak Malhotra
●	Don Hulse

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

Audit Committee and Audit Committee Financial Experts

The Company has a standing Audit Committee and audit committee charter, which complies with Rule 10A-3 of the Exchange Act. The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is currently comprised of three (3) directors, all of whom, in the opinion of the Board, are independent (in accordance with the OTC Markets Group, Inc. OTCQB independence standards), being Anthony Marchese (Chairman), Don Hulse and Jonathan Beigle. Mr. Marchese is a “financial expert” as defined under Item 407(d)(5) of Regulation S-K.

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

Compensation Committee

The Company has a Compensation Committee comprised of three (3) directors, each of whom, in the opinion of the Board, are independent (as determined under the OTC Markets Group OTCQB independence standards), being Cecil Wall (Chairman), Jonathan Beigle, and Don Hulse.

The Compensation Committee has adopted a charter. The Compensation Committee is responsible for considering and authorizing terms of employment and compensation of executive officers. The Company’s Chief Executive Officer may not be present during the voting determination or deliberations of his or her compensation; however, the Compensation Committee does consult with the Company’s Chief Executive Officer in determining and recommending the compensation of directors and other executive officers.

In addition, the Company’s Compensation Committee reviews both our overall salary objectives and other compensation policies and practices. The Compensation Committee has determined that the Company’s compensation policies and practices are not reasonably likely to have a material adverse effect on the Company.

The Compensation Committee does not and cannot delegate its authority to determine director and executive officer compensation. Our Compensation Committee and management did not engage the services of an external compensation consultant during fiscal year 2025.

A copy of the Compensation Committee charter is available for review on the Company’s website at https://tmrcorp.com/.

Corporate Governance and Nominating Committee

General

The Company has a Corporate Governance and Nominating Committee composed of three directors, Anthony Marchese, Jonathan Beigle and Deepak Malhotra (Chairman).

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

Insider Trading Policy and Prohibition against Hedging and Pledging Transactions

Pursuant to our amended and restated insider trading policy adopted in November 2024 which was filed as an exhibit to the Annual Report for the fiscal year ended August 31, 2024 (“Insider Trading Policy”), short sales of the Company’s securities are prohibited. This prohibition also applies to any derivative securities that provide the economic equivalent of ownership of any of the Company’s securities or an opportunity, direct or indirect, to profit from any change in the value of the Company’s securities. In addition, pledging of our securities as collateral for a loan (or modifying an existing pledge) is not permitted.

The Insider Trading Policy sets forth the procedures governing the purchase, sale, and/or other disposition of the Company’s common stock by officers, directors and employees designed to promote compliance with insider trading laws, rules and regulations. Neither any executive officer or director nor the Company adopted or terminated a Rule 10b5-1 trading arrangement (or non-Rule 10b5-1 trading arrangement) during the last fiscal quarter of our fiscal year ended August 31, 2025.

Code of Business and Ethical Conduct

The Company has adopted a corporate Code of Business and Ethical Conduct administered by its President and Chief Executive Officer, Daniel Gorski. The Company believes its Code of Business and Ethical Conduct is reasonably designed to deter wrongdoing and promote honest and ethical conduct, to provide full, fair, accurate, timely and understandable disclosure in public reports, to comply with applicable laws, to ensure prompt internal reporting of code violations, and to provide accountability for adherence to the code. The Company’s Code of Business and Ethical Conduct provides written standards that are reasonably designed to deter wrongdoing and to promote:

●	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

●	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

●	Compliance with applicable governmental laws, rules and regulations;

●	Prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

●	Accountability for adherence to the code.

The Company’s Code of Business and Ethical Conduct is available on our web site at https://tmrcorp.com/. A copy of the Code of Business and Ethical Conduct will be provided to any person without charge upon written request to the Company at its executive offices. We intend to disclose any waiver from a provision of the Code of Business and Ethical Conduct that applies to any of the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions that relates to any element of the Company’s Code of Business and Ethical Conduct on the Company’s website. No waivers were granted from the requirements of the Code of Business and Ethical Conduct during the year ended August 31, 2025, or during the subsequent period thereto.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years stated for those persons who were, at August 31, 2025, named executive officers. “Named Executive Officer” means: (a) each principal executive officer, (b) the two most highly compensated executive officers other than the principal executive officer, at the end of the most recently completed financial year; and (c) up to two additional individuals who would be an Named Executive Officer under paragraph (b) but for the fact that the individual was not serving as an executive officer of the Company at the end of that financial year. There are only two Named Executive Officers, each of which is listed below. The Company only has two employees, being our Named Executive Officers.

Summary Compensation Table

Name and principal position	Year	Salary (US$)	Bonus (US$)	Stock or Option Awards (US$)	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (US$)	Total Compensation (US$)
Daniel Gorski	2025	$120,000	—	—	—	—	—	$120,000
Chief Executive Officer	2024	$120,000	—	—	—	—	—	$120,000

Wm Chris Mathers	2025	$60,000	—	—	—	—	—	$60,000
Chief Financial Officer	2024	$60,000	—	—	—	—	—	$60,000

In August 2012, the Company agreed to pay to Mr. Daniel Gorski the amount of $120,000 annually in connection with his appointment as Chief Executive Officer of the Company. The Company and Mr. Gorski have not entered into a formal written employment agreement in relation to Mr. Gorski’s compensation and employment terms as Chief Executive Officer. Mr. Gorski is currently being paid $120,000 per year. Mr. Mathers is currently being paid $60,000 per year pursuant to an at-will employment arrangement. The Company does not believe that its compensation arrangements with its Named Executive Officers create inherent risks that may have a material adverse effect on the Company.

The Board currently doesn’t grant equity awards to its Named Executive Officers and has no written policy regarding the timing of any equity awards to Named Executive Officers.

As required under SEC rules adopted pursuant to the Dodd-Frank Act and Item 402(v) of Regulation S-K, we are providing the following information about the relationship between executive compensation and certain measurements of the Company’s performance.

The following table sets forth the information of our NEOs, consisting of the Company’s primary executive officer (“PEO”) and primary financial officer (“PFO”) for the fiscal years ended August 31, 2025, 2024 and 2023. The amounts represented under “compensation actually paid” (“CAP”) were computed in accordance with SEC rules relative to Item 402(v) of Regulation S-K.

Pay Versus Performance Table

Year	Summary compensation table total for PEO (1)	Summary compensation table total for non-PEO (2)	Compensation actually paid to PEO	Compensation actually paid to non-PEO	Average summary compensation table total for non-PEO NEOs (3)	Average compensation actually paid to non-PEO and NEOs (3)	Value of initial fixed $100 investment based on total shareholder return	Net income (Loss)
8/31/2023	$120,000	$60,000	$120,000	$60,000	$—	$—	$57.25	$(2,591,961)
8/31/2024	$120,000	$60,000	$120,000	$60,000	$—	$—	$21.74	$(833,009)
8/31/2025	$120,000	$60,000	$120,000	$60,000	$—	$—	$84.06	$(1,933,253)

(1) Represents amounts actually paid to our CEO Daniel E Gorski

(2) Represents amounts actually paid to our CFO Wm Chris Mathers

(3) No non-PEO NEOs were paid by the Company as there exists only two employees, Messrs. Gorski and Mathers.

Executive Compensation Agreements and Summary of Executive Compensation

During the year ended August 31, 2025, the Board and the Company’s Compensation Committee were responsible for establishing a compensation policy and administering the compensation programs of the Company’s executive officers.

Salary

The amount of compensation paid by the Company to each of the Company’s officers and the terms of those persons’ employment is determined by the Compensation Committee. The Compensation Committee evaluates past performance and considers future incentive and retention in considering the appropriate compensation for the Company’s officers. The Company believes that the compensation paid to the Company’s executive officers is fair to the Company.

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

Outstanding Equity Awards At Fiscal Year-End

There were no awarded stock options previously issued to Named Executive Officers that were outstanding as of August 31, 2025.

Nonqualified Deferred Compensation

The Company does not offer nonqualified or qualified deferred compensation or retirement benefits to any of its Named Executive Officers.

Compensation Policy and Practices as it Relates to Risk Management

Neither the Compensation Committee nor the Board believe that the Company’s compensation practices provide any material risk to, or have an adverse effect on, the Company, as the compensation consists solely of salary.

There is no golden parachute or change of control compensation arrangements.

The Company does not grant awards of stock options, but does issue Board members shares for services rendered. The Board does not maintain a written policy regarding the timing of awards of shares of common stock in relation to the disclosure of material non-public information. Neither the Board nor the Compensation Committee takes material nonpublic information into account when determining the timing and terms of equity-based awards and, during the fiscal year ended August 31, 2025, the Company did not time the disclosure of material nonpublic information for the purpose of affecting the value of compensation.

Director Compensation

The following table sets forth the compensation granted to our directors during the fiscal year ended August 31, 2025. No cash director fees are paid and this has been the Company’s policy for more than the last two fiscal years. All director fees for services rendered are paid through the issuance of shares of Company Common Stock or through non-qualified options to purchase shares of Company Common Stock. No director compensation is paid to Mr. Gorski.

	Fees Paid or	Fee Paid or
	Earned in	Earned in		Option
	Cash	Stock		Awards	Total
Name	($)	($)		($)	($)
Anthony Marchese	$—	$92,835	(3)	$—	$92,835
Cecil Wall	$—	$42,334	(3)	$—	$42,334
Peter Denetclaw, Jr.(1)	$—	$9,335	(3)(4)	$—	$9,335
LaVern Lund(1)	$—	$10,335	(3)(4)	$—	$10,335
Kevin Francis(2)	$—	$26,631	(3)(5)	$—	$26,631
Donald E Hulse	$—	$33,501	(3)	$—	$33,501
Deepak Malhotra	$—	$30,202	(3)	$—	$30,202
Jonathan Beigle	$—	$15,900	(3)(6)	$—	$15,900

(1)	Each of Messrs. Denetclaw and Lund resigned as a director in January 2025.
(2)	Mr. Francis resigned as a director in May 2025.
(3)	This value calculation equates to the market value of our Common Stock on the date of grant of shares of Common Stock issued for director services rendered, less a 20% discount.
(4)	Through date of resignation from the Board of Directors in January 2025.
(5)	Through date of resignation from the Board of Directors in May 2025.
(6)	From appointment to the Board of Directors in May 2025.

Each of our directors is reimbursed reasonable out of pocket expenses associated with attending our board meetings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information as of December 12, 2025, regarding the ownership of the Company’s common stock by: (i) each Named Executive Officer, each director and all of the Company’s directors and executive officers as a group; and (ii) each person who is known by us to own more than 5% of the Company’s shares of common stock. The number of shares beneficially owned and the percentage of shares beneficially owned are based on 81,335,813 shares of common stock outstanding as of December 12, 2025.

Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. Shares subject to options that are exercisable within 60 days following December 12, 2025 are deemed to be outstanding and beneficially owned by the optionee for the purpose of computing share and percentage ownership of that optionee but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percent of Class Beneficially Owned
Daniel E. Gorski	7,273,090	(1)	9.0%
Anthony Marchese	7,307,156	(2)	9.0%
Cecil Wall	2,640,311	(3)	3.3%
Wm Chris Mathers	454,704		*
Jonathan Beigle	26,159		*
Donald E. Hulse	56,272		*
Deepak Malhotra	167,777		*
All directors and executive officers as a group (7 persons)	17,925,469		22.2%
Navajo Transitional Energy Company	9,161,883	(4)	11.6%

* Less than 1%.

(1)	Consists of (i) 7,073,090 shares of Common Stock and 200,000 shares of Common Stock underlying a currently exercisable warrant.

(2)	Consists of (i) 4,042,449 shares of Common Stock owned individually, (ii) 2,264,707 shares of common stock registered in the name of the Insiders Trend Fund, LP., an entity in which Mr. Marchese serves as general partner and chief investment officer and 1,000,000 shares of Common Stock underlying a currently exercisable warrant.

(3)	Consists of (i) 216,157 shares of Common Stock owned by Cecil Wall individually and (ii) 1,924,154 shares of Common Stock owned by various trusts controlled by Mr. Wall, and 500,000 shares of Common Stock underlying a currently exercisable warrant.

(4)	Includes 9,161,883 shares of common stock owned by Navajo Transitional Energy Company, of which each of Messrs. Lund and Denetclaw, former directors, have voting and investment power with respect to these shares.

It is believed by the Company that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table and the footnotes thereto. Under the rules of the SEC, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

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

Section 16(a) Beneficial Ownership Reporting Compliance; Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s officers, directors, and persons who beneficially own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, the Company believes that during fiscal year ended August 31, 2025 the filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, except for : (i) Mr. Marchese was issued 67,130 shares of the Company’s Common Stock on January 6, 2025, as a director and failed to timely file a Form 4; (ii) Mr. Marchese was issued 56,641 shares of the Company’s Common Stock on April 4, 2025 as a director and failed to timely file a Form 4; (iii) Mr. Wall was issued 32,407 shares of the Company’s Common Stock on January 5, 2025 as a director and failed to timely file a Form 4; (iv) Mr. Mr. Wall was issued 27,344 shares of the Company’s Common Stock on April 4, 2025 as a director and failed to timely file a Form 4; (v) Mr. Wall was issued 23,628 shares of the Company’s Common Stock on July 21, 2025 as a director and failed to timely file a Form 4; (vi) Mr. Beigle was issued 8,918 shares of the Company’s Common Stock on July 21, 2025 as a director and failed to timely file a Form 4; (vii) Mr. Hulse was issued 33,203 shares of the Company’s Common Stock on April 4, 2025 as a director and failed to timely file a Form 4, and (vii) Mr. Malhotra was issued 23,438 shares of the Company’s Common Stock on April 4, 2025 as a director and failed to timely file a Form  4.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review of Transactions

The Company has a policy for the review of transactions with related persons as set forth in the Company’s Audit Committee Charter and internal practices. The policy requires review, approval or ratification of all transactions in which the Company is a participant and in which any of the Company’s directors, executive officers, significant stockholders or an immediate family member of any of the foregoing persons has a direct or indirect material interest, subject to certain categories of transactions that are deemed to be pre-approved under the policy - including employment of executive officers, director compensation, as well as certain transactions where the amounts involved do not exceed specified thresholds.

Acquisition of a Property

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

Recent Financing

In February 2025, pursuant to the closing of $1,098,000 of debt financing in accordance with loan agreements, the Company issued unsecured promissory notes in the principal amount of $1,098,000 and, as additional consideration for effecting the loans, the Company issued five-year warrants to purchase an aggregate of up to 10,980,000 shares of common stock.

The unsecured notes did not bear interest, matured on August 10, 2025, and were convertible at any time on or prior to the maturity date, at the option of the holders, into shares of common stock at a conversion price of $0.30 per share. As of August 9, 2025, all of the notes in an aggregate principal amount of $1,098,000 were converted by the holders into an aggregate of 3,660,000 shares of common stock pursuant to the terms of the fixed conversion rate in the notes. As a result, these notes have been extinguished in full.

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

Board members participated in the financing and the Company issued unsecured notes representing an aggregate principal amount of $178,000 (which notes were converted into 593,334 shares of common stock) and warrants exercisable to purchase up to 1,780,000 shares of common stock to these directors, with Mr. Marchese participating in the amount of $100,000, Mr. Wall participating in the amount of $50,000, Mr. Gorski participating in the amount of $20,000, and Mr. Malhotra participating in the amount of $8,000. Family members of Mr. Marchese (not residing in the household of Mr. Marchese) participated in the amount of $225,000 (which notes were converted into 750,000 shares of common stock) and were issued warrants exercisable to purchase up to 2,250,000 shares of common stock. Two family members of Mr. Wall (not residing in the household of Mr. Wall) participated in the amount of $75,000 (which notes were converted into 250,000 shares of common stock) and was issued a warrant to purchase up to 750,000 shares of common stock.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditor, Ham, Langston & Brezina, L.L.P., for our two fiscal years ended August 31, 2025 and 2024, respectively:

	Years Ended August 31,
	2025	2024
Audit Fees	$93,650	$88,950
Audit Related Fees	—	—
Tax Fees	5,250	5,250
All Other Fees	—	—

Total	$98,900	$94,200

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

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The Audit Committee has adopted procedures requiring the Audit Committee to review and approve in advance, all particular engagements for services provided by the Company’s independent auditor. Consistent with applicable laws, the procedures permit limited amounts of services, other than audit, review or attest services, to be approved by one or more members of the Audit Committee pursuant to authority delegated by the Audit Committee, provided the Audit Committee is informed of each particular service. All of the engagements and fees for the fiscal year ended August 31, 2025 were pre-approved by the Audit Committee. The Audit Committee reviews with Ham, Langston & Brezina, L.L.P., whether the non-audit services to be provided are compatible with maintaining the auditor’s independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)   The following documents are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A:

3. Exhibits.

The following exhibits are filed (or incorporated by reference herein) as part of this Amendment No. 1 to Annual Report on Form 10-K/A:

Exhibit No.	Description
2.1	Plan of Conversion, dated August 24, 2012, incorporated by reference to Exhibit 2.1 of our Form 8-K filed with the SEC on August 29, 2012.

3.1	Delaware Certificate of Conversion, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on August 29, 2012.

3.2	Delaware Certificate of Incorporation, incorporated by reference to Exhibit 3.2 of our Form 8-K filed with the SEC on August 29, 2012.

3.3	Delaware Certificate of Amendment, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on March 18, 2016.

3.4	Delaware Bylaws, incorporated by reference to Exhibit 3.3 of our Form 8-K filed with the SEC on August 29, 2012.

3.5	Common Stock, par value $0.01; 100,000,000 shares authorized, 72,869,220 shares issued and outstanding as of August 31, 2022.

4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.

4.2	Form of Warrant Indenture, incorporated by reference to Exhibit 4.2 of our Form S-1/A filed with the SEC on December 10, 2014.

4.3	Form of Class A Warrant, included as Schedule A in Exhibit 4.2.

4.4	Form of Class B Warrant, included as Schedule B in Exhibit 4.2.

10.1	Amended and Restated 2008 Stock Option Plan, incorporated by reference to Exhibit 10.1 of our Form 10-Q for the period ended May 31, 2011 filed with the SEC on July 15, 2011.

10.2	Mining Lease, incorporated by reference to Exhibit 10.2 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.

10.3	Mining Lease dated November 2011 with the State of Texas, incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.4	Purchase option agreement dated September 2014 with the State of Texas, incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.5	Groundwater lease dated September 2014 with the State of Texas, incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.6	ReeTech Operating Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on July 21, 2015.

10.7	Amendment Number One to the Reetech Operating Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on November 30, 2015.

10.8	Amendment Number One to the TRER License, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K as filed with the Commission on November 30, 2015.

10.9*	Director’s Agreement by and between the Company and Anthony Marchese, incorporated by reference to Exhibit 10.6 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.

10.10*	Summary of Dan Gorski Employment Arrangement, incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.11*	Summary of Wm. Chris Mathers Employment Arrangement, incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.12*	Option Agreement for Wm. Chris Mathers incorporated by reference to Exhibit 10.21 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.

10.13*	Form of Directors Option Agreement incorporated by reference to Exhibit 10.22 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.

10.14	Consulting Agreement between the Company and Chemetals, Inc., dated January 22, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2013.

10.15	Lease Agreement between the Company and Southwest Range & Wildlife Foundation, Inc., dated March 6, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2013.

10.16	Variation agreement with Morzev PTY LTD. (USA Rare Earth) dated October 2018, incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.17	Amended and Restated Option Agreement with Morzev (USA Rare Earth) dated August 2019, incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.18	First Amendment to the Amended and Restated Option Agreement with USA Rare Earth dated June 29, 2020, incorporated by reference to the definitive proxy statement on Schedule 14A filed with the SEC on July 15, 2020.

10.19	Mining Lease dated September 2011, incorporated by reference to Exhibit 10.19 of the Form 10-K for the period ended August 31, 2020 filed with the SEC on November 30, 2020.

10.20	Contribution Agreement, effective as of May 17, 2021, among USA Rare Earth, LLC, Texas Mineral Resources Corp., and Round Top Mountain Development, LLC, filed with the SEC on Form 8-K on May 21, 2021.

10.21	Limited Liability Company Agreement dated effective as of May 17, 2021, among USA Rare Earth, LLC, Texas Mineral Resources Corp., and Round Top Mountain Development, LLC, filed with the SEC on Form 8-K on May 21, 2021.

10.22	Mineral Exploration and Option Agreement dated effective October 7, 2021 between Standard Silver Corp. and Santa Fe Gold Corporation, filed with the SEC on Form 8-K on November 10, 2021.

10.23	Amendment to Mineral Exploration and Option Agreement between Standard Silver Corp. and Santa Fe Gold Corporation, filed with the SEC on Form 8-K on May 30, 2024.

10.24	Amended and Restated Limited Liability Company Agreement dated effective as of June 26, 2023, among USA Rare Earth, LLC, Texas Mineral Resources Corp., and Round Top Mountain Development, LLC, filed with the SEC on Form 8-K on June 27, 2023.

10.25	Purchase and Sale Agreement by and between Standard Silver Corporation and Daniel E Gorski and Patrice Gorski dated December 3, 2024, filed with the SEC on Form 10-Q on January 14, 2025.

10.26	Form of Loan and Securities Purchase Agreement by and among the Company and lender dated February 10, 2025, filed with the SEC on Form 8-K on February 12, 2025.

10.27	Form of Note issued by the Company dated February 10, 2025, filed with the SEC on Form 8-K on February 12, 2025.

10.28	Form of Warrant issued by the Company dated February 10, 2025, filed with the SEC on Form 8-K on February 12, 2025.

19.1	Insider Trading Policy, filed with the SEC on Form 10-K on November 29, 2024.

21.1	List of Subsidiaries, filed with the SEC on Form 10-K on November 29, 2024.

31.1	Section 302 Certification(1)

31.2	Section 302 Certification(1)

31.3	Section 302 Certification(2)

31.4	Section 302 Certification(2)

32.1	Section 906 Certification(1)

32.2	Section 906 Certification(1)

101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension — Schema
101.CAL(1)	XBRL Taxonomy Extension — Calculations
101.DEF(1)	XBRL Taxonomy Extension — Definitions
101.LAB(1)	XBRL Taxonomy Extension — Labels
101.PRE(1)	XBRL Taxonomy Extension — Presentations

* Management contract or compensatory plan or arrangement.

(1)	Filed or furnished with the Original Form 10-K.
(2)	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS MINERAL RESOURCES CORP.

/s/ Daniel E Gorski

Daniel E Gorski, Chief Executive Officer

DATED: December 23, 2025

/s/ Wm Chris Mathers

Wm Chris Mathers, Chief Financial Officer

DATED: December 23, 2025

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Daniel E Gorski	Chief Executive Officer, Principal Executive Officer and Director	December 23, 2025
Daniel E Gorski

/s/ Wm Chris Mathers	Chief Financial Officer	December 23, 2025
Wm Chris Mathers

/s/ Anthony Marchese	Chairman of the Board	December 23, 2025
Anthony Marchese

/s/ Cecil C Wall	Director	December 23, 2025
Cecil C Wall

/s/ Jonathan Beigle	Director	December 23, 2025
Jonathan Beigle

/s/ Donald E Hulse	Director	December 23, 2025
Donald E Hulse

/s/ Deepak Malhotra	Director	December 23, 2025
Deepak Malhotra