Form 10-Q
period 2025-11-30
Texas Mineral Resources Corp.
filed 2026-01-14
CIK 1445942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2025

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

Number of shares of issuer’s common stock outstanding as of January 14, 2026: 81,447,541.

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	November 30,	August 31,
	2025	2025
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,102,715	$590,350
Prepaid expenses and other current assets	47,199	41,460

Total current assets	1,149,914	631,810

Restricted investment	38,766	38,766
Mineral properties, net	490,606	490,606

TOTAL ASSETS	$1,679,286	$1,161,182

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$97,291	$50,400
Notes payable, related party	75,000	75,000

Total current liabilities	172,291	125,400

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of November 30, 2025 and August 31, 2025	—	—
Common stock, par value $0.01; 100,000,000 shares authorized, 81,335,812 and 78,855,273 shares issued and outstanding as of November 30, 2025 and August 31, 2025, respectively	813,358	788,553
Additional paid-in capital	46,049,708	45,357,513
Accumulated deficit	(45,356,071)	(45,110,284)

Total shareholders’ equity	1,506,995	1,035,782

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,679,286	$1,161,182

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended November 30, 2025 and 2024

(Unaudited)

	2025	2024

OPERATING EXPENSES
Exploration costs	$4,987	$21,735
General and administrative expenses	246,511	211,009

Total operating expenses	251,498	232,744

LOSS FROM OPERATIONS	(251,498)	(232,744)

OTHER INCOME
Interest income	5,711	3,647

Total other income	5,711	3,647

NET LOSS	$(245,787)	$(229,097)

Net loss per share:
Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	80,047,003	74,443,279

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended November 30, 2025 and 2024

(Unaudited)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(245,787)	$(229,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	87,000	52,837
Changes in current assets and liabilities:
Prepaid expenses and other current assets	(5,739)	26,833
Accounts payable and accrued liabilities	46,891	28,217

Net cash used in operating activities	(117,635)	(121,210)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of restricted investment	—	(37,600)

Net cash used in investing activities	—	(37,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock warrants and options	630,000	—

Net cash provided by financing activities	630,000	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	512,365	(158,810)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	590,350	428,197

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,102,715	$269,387

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$—	$—

Taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended November 30, 2025 and 2024

(Unaudited)

					Additional
	Preferred Stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at August 31, 2025	—	$—	78,855,273	$788,553	$45,357,513	$(45,110,284)	$1,035,782

Stock based compensation	—	—	123,132	1,231	85,769	—	87,000
Common stock issued upon cashless exercise of options	—	—	257,407	2,574	(2,574)	—	—
Common stock issued upon exercise of options and warrants	—	—	2,100,000	21,000	609,000	—	630,000
Net loss	—	—	—	—	—	(245,787)	(245,787)

Balance at November 30, 2025	—	$—	81,335,812	$813,358	$46,049,708	$(45,356,071)	$1,506,995

Balance at August 31, 2024	—	$—	74,343,827	$743,439	$43,297,421	$(43,177,031)	$863,829

Stock based compensation	—	—	244,599	2,446	50,391	—	52,837
Net loss	—	—	—	—	—	(229,097)	(229,097)

Balance at November 30, 2024	—	$—	74,588,426	$745,885	$43,347,812	$(43,406,128)	$687,569

The accompanying notes are an integral part of these financial statements.

Texas Mineral Resources Corp.

Notes to Interim Consolidated Financial Statements

November 30, 2025

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Texas Mineral Resources Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the SEC, and should be read in conjunction with the audited financial statements and notes thereto contained in our annual report on Form 10-K, for the year ended August 31, 2025, dated November 28, 2025, as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended August 31, 2025, as reported in our annual report on Form 10-K, have been omitted.

Principles of Consolidation

The consolidated financial statements include the accounts of Texas Mineral Resources Corp., its wholly-owned subsidiary Standard Silver Corp. and its proportionate interest in the assets, liabilities, and operations of Round Top Mountain Development Company, LLC (“Round Top” or “RTMD”). All significant intercompany balances and transactions have been eliminated.

Going Concern

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit from inception through November 30, 2025, of approximately $45,356,000 and has yet to achieve profitable operations, and projects further losses in the development of its business.

At November 30, 2025, the Company had a working capital surplus of approximately $978,000, however the Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should we be unable to continue as a going concern.

We do not have sufficient cash on hand to fund any portion of the Round Top budget, being our portion of the Round Top cash calls, during our current fiscal year. We believe we have sufficient capital to fund our estimated general and administrative expenses through August 31, 2026. Failure by the Company to fund required cash calls to Round Top during the twelve-month period from the issuance date of these financial statements would result in dilution to its membership interest in Round Top, which is 18.673% at November 30, 2025. Accordingly, the Company may be required to raise additional capital to fund its obligations during the fiscal year ending August 31, 2026 and there can be no assurance that the Company will be able to raise the necessary capital to fund its cash calls if it elects not to dilute its membership interest in lieu of funding the cash calls. Based on these factors, there is substantial doubt as to the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of these financial statements.

Segment Reporting

In accordance with ASC Topic 280 - "Segment Reporting (ASC 280)" the Company has determined that it has a single operating and reporting segment. As a result, the Company's segment accounting policies are the same as described herein and the Company does not have any material intra-segment sales and transfers of assets. The Company's Chief Operating Decision Maker ("CODM") is the Chief Executive Officer (the "CEO"). The CEO, with the Chief Financial Officer assesses the performance and makes operating decisions of the Company on a consolidated basis, based on the Company's net increase/decrease in shareholder's equity resulting from operations ("net income"/”net loss”). Company assets are not reviewed by the CODM at a different asset level or category, but at the consolidated level. As the Company's operations are comprised of a single operating segment, the segment assets are reflected on the accompanying Consolidated Balance Sheets as "total assets" and the significant segment expenses are listed on the accompanying Consolidated Statement of Operations.

Texas Mineral Resources Corp.

Notes to Interim Consolidated Financial Statements

November 30, 2025

(Unaudited)

NOTE 2 – JOINT VENTURE ARRANGEMENTS

The Company accounts for its interest in RTMD using the proportionate consolidation method, which is an exception available to entities in the extractive industries, thereby recognizing its pro-rata share of the assets, liabilities, and operations of RTMD in the appropriate classifications in the financial statements.

NOTE 3 – MINERAL PROPERTIES

The following discussion under ” – RTMD Mineral Properties” provides a history of the ownership and obligations of the Round Top Project, of which we, as of November 30, 2025, held a 18.673% proportionate interest and USA Rare Earth LLC (“USARE”) held an 81.327% proportionate interest.

RTMD Mineral Properties

August 2010 Lease

On August 17, 2010, the Company executed a new mining lease with the Texas General Land Office covering Sections 7 and 18 of Township 7, Block 71 and Section 12 of Block 72, covering approximately 860 acres at Round Top Mountain in Hudspeth County, Texas. The mining lease issued by the Texas General Land Office provides for the right to explore, produce, develop, mine, extract, mill, remove, and market rare earth elements, all other base and precious metals, industrial minerals and construction materials and all other minerals excluding oil, gas, coal, lignite, sulfur, salt, and potash. The term of the lease is nineteen years and so long thereafter as minerals are produced in paying quantities.

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

Texas Mineral Resources Corp.

Notes to Interim Consolidated Financial Statements

November 30, 2025

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

Potential Santa Fe Gold Corporation/Alhambra Project

In November 2021, the Company entered into a mineral exploration and option agreement with Santa Fe Gold Corporation (“Santa Fe”). Under the option agreement, the Company has the right to pursue a joint venture arrangement with Santa Fe to jointly explore and develop a target silver property to be selected by the Company among patented and unpatented mining claims held by Santa Fe within the Black Hawk Mining District in Grant County, New Mexico. Completion of a joint venture agreement, if any, is subject to the successful outcome of a multi-phase exploration plan leading to a bankable feasibility study to be undertaken in the near future by the Company and there can be no assurance that any joint venture agreement will be completed. Under the contemplated terms of the proposed joint venture agreement, the Company would be project operator and initially own 50.5% of the joint venture while Santa Fe would initially own 49.5%. Additional terms of the joint venture are to be negotiated between the Company and Santa Fe in the future.

Texas Mineral Resources Corp.

Notes to Interim Consolidated Financial Statements

November 30, 2025

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

Carlise Mine

In December 2024, Dan Gorski, our chief executive officer and a director, assigned all of his ownership interest in the Carlisle mine and related real estate to a wholly-owned subsidiary of the Company in consideration for a $75,000 promissory note, without interest, due and payable by the Company upon demand, secured by the property conveyed. Mr. Gorski acquired this property for $75,000 in 2022. The Carlisle mine and related real estate consist of the following:

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

NOTE 4 – RECLAMATION

In connection with a Minimum Impact Exploration Permit No. GR094EM issued by the New Mexico Mining and Minerals Division, the Company was required to provide an irrevocable standby letter of credit as financial support for reclamation costs. As of both November 30, 2025 and August, 31, 2025, there were $38,766 of outstanding letters of credit. The Company has legally pledged a certificate of deposit in the amount of $38,766, which is included in non-current restricted investments, for purposes of settling reclamation obligations that may become due.

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

In February 2025, pursuant to the closing of $1,098,000 of debt financing in accordance with loan agreements, the Company issued unsecured promissory notes in the principal amount of $1,098,000 (which notes were converted in full into 3,660,000 shares of common stock in August 2025) and, as additional consideration for effecting the loans, the Company issued five-year warrants to purchase an aggregate of up to 10,980,000 shares of common stock. During the quarter ended November 30, 2025, holders exercised warrants to purchase 2,100,000 shares of the Company’s common stock at an exercise price of $0.30 per share. The Company received total cash proceeds of approximately $630,000 in connection with these warrant exercises. There were 8,880,000 and 10,980,000 warrants outstanding at November 30, 2025 and August 31, 2025, respectively.

Texas Mineral Resources Corp.

Notes to Interim Consolidated Financial Statements

November 30, 2025

(Unaudited)

Because the warrants were previously classified within shareholders’ equity, the exercises did not result in the recognition of any gain or loss in the Company’s consolidated statement of operations. The proceeds from the exercises were recorded as increases to common stock and additional paid-in capital.

On October 15, 2025, the Company issued an aggregate of 123,132 shares of common stock related to director fees earned and expensed during the year ended August 31, 2025.

During the quarter ended November 30, 2025, a total of 500,000 common stock options were exercised on a cashless basis into 257,407 shares of common stock. The common stock options had exercise prices of $1.31.

During the quarter ended November 30, 2025, the Company recognized stock compensation and a corresponding charge to additional paid-in capital in the amount of $87,000 for director’s fees earned during the quarter. The Company issued the related 111,729 shares of common stock in January 2026.

NOTE 6 – RELATED PARTIES

In December 2024, the Company acquired an ownership interest in the Carlisle Mine and related real estate from Dan Gorski, the Company’s Chief Executive Officer and a director, in consideration for a promissory note in the amount of $75,000. See Note 3 – Mineral Properties, for additional information.

NOTE 7 – SUBSEQUENT EVENTS

On January 12, 2026, Mr. Gorski (chief executive officer and director of the Company) assigned to the Company 157,686 shares of USARE common stock that were previously issued by USARE to Mr. Gorski, originally as an award of incentive units granted by USARE to Mr. Gorski in May 2020 and subsequently such award of incentive units automatically converted into USARE common stock in connection with the closing of the USARE business combination in March 2025 (“Business Combination”), for his services rendered with respect to advancing the Round Top project. These shares of USARE common stock, when issued to Mr. Gorski as an award of incentive units in May 2020, had nominal value. As the result of USARE completing its Business Combination, its shares of common stock commenced trading on The Nasdaq Stock Market LLC and, as such, the market value of the USARE shares transferred to the Company by Mr. Gorski as of January 12, 2026, based on that day’s closing price, was approximately $2,797,000.

Management evaluated subsequent events through January 14, 2026, the date the financial statements were available to be issued, and determined that no other material subsequent events occurred that would require adjustment to or disclosure in the accompanying consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, unless the context requires otherwise, references to “Texas Mineral Resources Corp,” “the Company” “we,” “our” or “us” refer to Texas Mineral Resources Corp. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this quarterly report as well as our Annual Report on Form 10-K for the fiscal year ended August 31, 2025. This Quarterly Report on Form 10-Q may also contain statistical data and estimates we obtained from industry publications and reports generated by third parties. Although we believe that the publications and reports are reliable, we have not independently verified their data.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”). Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q, include, but are not limited to:

●	the progress, potential and uncertainties of the rare-earth exploration plans at our Round Top project in Hudspeth County, Texas (the “Round Top Project,” “Project” or “Round Top”);

●	timing for a completed feasibility study, if any, for the Round Top Project;

●	the success of obtaining the necessary permits for future Round Top drill programs and project development;

●	success, if any, of Round Top Mountain Development, LLC (“RTMD”) in developing the Round Top Project, including without limitation raising sufficient capital to fund any development;

●	expectations regarding our ability to raise capital and to continue our exploration plans on our properties (either to fund our proportionate expenditures in the Round Top Project as a member of RTMD or otherwise);

●	our ability to complete a preliminary feasibility study, if at all;

●	plans regarding anticipated expenditures at the Round Top Project and our ability, if any, to fund anticipated Company expenditures;

●	plans to enter into a joint venture agreement with Santa Fe and our ability to fund such potential exploration and development project; and

●	possibility of entering into a mining venture with Steeple Rock and our ability to fund such arrangement.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

●	risks of being classified as an “exploration stage” company for purposes of SEC Regulation S-K Item 1300;

●	risks associated with our ability to continue as a going concern in future periods;

●	risks associated with our history of losses and need for additional financing;

●	risks associated with our ability to raise capital on acceptable terms, if at all;

●	risks associated with our operating history;

●	risks associated with owning a membership interest in Round Top which may be diluted (which could be significant) if we are unable to fund our cash call obligations and elect to dilute our ownership interest in Round Top in lieu of funding our cash calls per the amended RTMD Operating Agreement (as of November 30, 2025, our membership interest was 18.673%);

●	risks associated with our properties;

●	risks associated with the lack of history in producing metals from the Round Top Project;

●	risks associated with our need for additional financing to fund our cash call obligations with respect to Round Top, as well as the requirement in general for additional capital to further develop, the Round Top Project;

●	risks associated with owing a minority interest in Round Top;

●	risks associated with exploration activities not being commercially successful (as there is no assurance that Round Top will be commercially successful);

●	risks associated with ownership of surface rights and other title issues with respect to the Round Top Project;

●	risks associated with pursuing a potential Santa Fe joint venture arrangement and ability to finance such potential arrangement;

●	risks associated with the Steeple Rock non-binding letter of intent regarding a possible mining venture and ability to finance such possible arrangement;

●	risks associated with increased costs affecting our financial condition;

●	risks associated with a shortage of equipment and supplies adversely affecting our ability to operate properties;

●	risks associated with mining and mineral exploration being inherently dangerous;

●	risks associated with any mineralization estimates;

●	risks associated with changes in any mineralization estimates affecting the economic viability of the properties;

●	risks associated with uninsured risks;

●	risks associated with mineral operations being subject to market forces beyond our control;

●	risks associated with fluctuations in commodity prices, and in particular rare earth elements and other critical minerals that are necessary for energy transition;

●	risks associated with permitting, licenses and approval processes;

●	risks associated with governmental and environmental regulations;

●	risks associated with future legislation regarding the mining industry and climate change;

●	risks associated with potential environmental lawsuits;

●	risks associated with land reclamation requirements;

●	risks associated with rare earth and mining in general presenting potential health risks;

●	risks related to competition in the mining and rare earth elements industries;

●	risks related to macroeconomic conditions, both in the United States and internationally, including without limitation inflation, high interest rates, tariffs and other economic measures implemented by President Trump, and supply chain issues;

●	risks associated with cybersecurity threats, breaches, and disruptions associated therewith;

●	risks related to our ability to manage growth;

●	risks related to the potential difficulty of attracting and retaining qualified personnel;

●	risks related to our dependence on key personnel;

●	risks related to conducting our business in order to be excluded from the definition of an “investment company” under the Investment Company Act of 1940;

●	risks related to global hostilities, both in Ukraine and the Middle East, and other possible international conflicts;

●	risks related to our United States Securities and Exchange Commission (the “SEC”) filing history; and

●	risks related to our securities.

This list is not exhaustive of the factors that may affect the Company’s forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report, as well as in the Annual Report filed on Form 10-K for the fiscal year ended August 31, 2025. Although the Company has attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all the forward-looking statements contained in this Quarterly Report by the foregoing cautionary statements.

In light of these risks and uncertainties, many of which are described in greater detail elsewhere in this Quarterly Report, as well as in the Annual Report filed on Form 10-K for the fiscal year ended August 31, 2025, there can be no assurance that the events predicted in forward-looking statements contained in the Quarterly Report will in fact transpire.

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

Our financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit from inception through November 30, 2025, of approximately $45,356,000 and has yet to achieve profitable operations, and projects further losses in the development of its business. At November 30, 2025, the Company had a working capital surplus of approximately $978,000; however the Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The Company doesn’t expect to generate revenue from operations in the near future.

The Company does not have sufficient capital to fund its portion of the Round Top cash calls expected during the fiscal year ending August 31, 2026 or thereafter. The Company has sufficient cash to fund expected general and administrative expenses and related costs through August 31, 2026. During the three months ended November 30, 2025, we did not fund our $503,411 portion of the $2,683,777 total cash call by Round Top, and elected to incur dilution to our Round Top membership interest which was reduced to 18.673% at November 30, 2025. Subsequent to November 30, 2025, pursuant to the December 2025 cash call of $539,642 (our portion of the cash call was $100,778), we did not fund our portion, and we elected to incur dilution to our Round Top membership interest which was reduced to 18.641% at December 31, 2025. We have been informed by Round Top that the total estimated budget for the 2026 calendar year is approximately $8,225,000, to be funded pro-rata by the Company and USARE. The failure of the Company to make required cash calls to Round Top during the remainder of our 2026 fiscal year will result in further dilution to our current 18.641% ownership interest. We currently expect to incur continued dilution to our membership interest in Round Top rather than to fund our cash call obligations during the fiscal year ending August 31, 2026. There can be no assurance that the Company will be able to raise the necessary capital to fund its cash calls (if it determines not to continue to incur dilution). We have no firm commitments for equity or debt financing and any financing that may be obtained will be on a best efforts basis. Based on these factors, there is substantial doubt as to the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of these financial statements. The failure to obtain sufficient financing may cause us to curtail, cease or discontinue operations.

Overview of Round Top Project

We are a mining company engaged in the business of owning, acquiring, exploring and developing mineral properties. We currently own an 18.641% membership interest in Round Top, which entity holds two mineral property leases with the GLO to explore and develop a 950-acre rare earths project located in Hudspeth County, Texas, known as the Round Top Project. The leases expire in 2030 with provisions for automatic renewal if Round Top is producing in paying quantities (the receipt from the sale of materials exceeds all costs and expenses associated therewith for the prior 12 months). Round Top also holds prospecting permits covering 9,345 acres adjacent to the Round Top Project. The business strategy of Round Top is to develop a metallurgical process to concentrate or otherwise extract the metals from the Round Top Project’s rhyolite, conduct additional engineering, design, geotechnical work, and permitting necessary for a bankable feasibility study and then to extract mineral resources from the Round Top Project. There can be no assurance that Round Top will be successful in this endeavor. The Round Top Project has not established as of the date hereof that any of the properties contain any probable mineral reserves or proven mineral reserves under Item 1300 of Regulation S-K nor can there be any assurance that this will occur.

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

Other material terms of the Operating Agreement that remain unchanged as a result of the June 2023 amendment to the Operating Agreement are as follows:

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

Operations of the Round Top Project.

During the fiscal year ending August 31, 2025, the total cash calls by Round Top, and expenditures in Round Top, was $3,304,829 used primarily to optimize the leaching and developing of the CIX/CIC processing of the Round Top Project. During the quarter ended November 30, 2025, there were cash calls by Round Top of $2,683,777 and in December 2025, there was a cash call by Round Top of $539,642. We have been informed by Round Top that the total estimated budget for the 2026 calendar year is approximately $8,225,000, to be funded pro-rata by the Company and USARE. Initial process design work will be carried out at USARE’s facility in Wheat Ridge, Colorado. Pending completion of the initial process development, this facility will either be relocated to or replicated at USARE’s Oklahoma facility where a pilot plant is expected to be established. It is estimated that the Round Top Project will require additional time and further expenditure to complete a bankable feasibility study. The Company lacks sufficient capital to fund any cash calls during the current fiscal year or thereafter and we expect to incur dilution to our then current membership interest in lieu of funding our Round Top cash calls during 2026.

Other Potential Mining Opportunities

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

Non-Binding Letter of Intent with Steeple Rock

The Company entered into a non-binding and currently non-exclusive letter of intent with Steeple Rock Holding Company, LLC (“Steeple Rock”) to explore the possibility of entering into a mining venture involving (i) four mines, being the Billali mine, the Jim Crow  mine, the inactive Imperial mine, and the Carlisle mine, all located on patented mining claims in Grant County, New Mexico, and (ii) certain related assets including a 150 tons per day, unassembled flotation mill located in Duncan, Arizona. The Billali mine, Jim Crow mine and millsite have valid operating permits; the Imperial mine and the Carlisle mine do not.

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

It has been discussed that we may acquire up to a 50.1% interest in this potential project by contribution of the Carlisle mine and by raising the initial capital needed, in an amount to be determined, to assemble the mill and commence development and production.

Carlisle Mine

In December 2024, Dan Gorski, our chief executive officer and a director, assigned all of his ownership interest in the Carlisle mine and related real estate to a wholly-owned subsidiary of the Company in consideration for a $75,000 promissory note, without interest, due and payable by the Company upon demand, secured by the property conveyed.  Mr. Gorski acquired the property in 2022 for $75,000. The Carlisle mine and related real estate consist of the following:

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

Liquidity and Capital Resources

Recent Convertible Debt Financing

In February 2025, pursuant to the closing of the $1,098,000 of debt financing, the Company issued unsecured promissory notes in the principal amount of $1,098,000 and, as additional consideration for effecting the loans, the Company issued warrants to purchase an aggregate of up to 10,980,000 shares of common stock.

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

The warrants are exercisable, at any time on or prior to February 10, 2030, to purchase an aggregate of 10,980,000 shares of common stock at a purchase price of $0.30 per share. The Company has granted piggy-back registration rights with respect to the resale of the shares of common stock underlying the warrants and, commencing on February 10, 2026, if the resale of the underlying shares may not be effected pursuant to an effective resale registration statement, the warrants provide for a net issuance exercise. In September 2025, October 2025 and November 2025, warrants to exercise an aggregate of 2,100,000 shares of common stock were exercised for aggregate cash consideration of $630,000.

Liquidity

At November 30, 2025, our accumulated deficit was approximately $45,356,000 and our cash position was approximately $1,103,000. We had a working capital surplus of approximately $978,000. Round Top has not commenced commercial production on the Round Top Project. We have no revenues from operations and anticipate we will have no operating revenues until production from the Round Top Project, if any, of which there can be no assurance. This property is in the exploration stage.

During the three months ending November 30, 2025, we did not fund our cash call obligations pursuant to the Operating Agreement. In lieu of funding our $503,411 portion of the $2,683,777 total cash call by Round Top during the quarter ended November 30, 2025, we incurred dilution in our membership interest, reducing our membership interest from 18.779% at August 31, 2025 to 18.673% at November 30, 2025. In December 2025, in lieu of funding our $100,778 portion of the December 2025 $539,642 total cash call by Round Top, we incurred dilution in our membership interest, reducing our membership interest from 18.673% to 18.641% at December 31, 2025. We have been informed by Round Top that the total estimated budget for the 2026 calendar year is approximately $8,225,000, to be funded pro-rata by the Company and USARE. The Company likely will decide to incur dilution to its then current membership interest in lieu of funding in cash its Round Top budget obligations during this fiscal year, as it currently does not have sufficient capital to fund any cash calls; consequently our ownership interest in the Round Top Project will likely be further diluted during this current fiscal year. We will be required to raise additional capital to fund future cash calls from Round Top (unless we elect in lieu of making cash contributions to continue diluting our membership interest percentage, which dilution could be significant), and there can be no assurance that we will be able to raise the necessary capital to fund future Round Top cash calls. We estimate that our current cash position is only sufficient to fund estimated general and administrative expenses through August 2026.

While we do not have sufficient cash on hand to fund any portion of the Round Top budget during our current fiscal year, we do have sufficient capital to fund our estimated general and administrative expenses through August 31, 2026. Therefore, we will need to raise additional capital to fund our portion of the Round Top budget if we elect not to dilute our Round Top membership interest. If we elect to dilute our Round Top membership interest (through choice or as a result of the failure to raise capital), such event will result in the dilution to our Round Top membership interest. If we are not able to raise capital to fund our estimated general and administrative expenses past our current fiscal year, we will likely need to curtail operations. The most likely source of future financing presently available to us is through the sale of our securities. Any sale of our shares of common stock will result in dilution of equity ownership to existing stockholders. This means that if we sell shares of common stock, more shares will be outstanding and each existing stockholder will own a smaller percentage of the shares then outstanding. Moreover, the actual or perceived sale of additional shares of our common stock to raise capital could further depress the price of our common stock which could adversely impact our ability to raise capital, result in more dilution to be incurred by existing stockholders, and also negatively impact the dilution calculation with respect to our Round Top membership interest. Alternatively, we may rely on debt financing and assume debt obligations that require us to make substantial interest and capital payments. Also, we may issue or grant warrants or options in the future pursuant to which additional shares of common stock may be issued. Exercise of such warrants or options will result in dilution of equity ownership to our existing stockholders. We have no firm commitment with respect to obtaining debt or equity financing and, accordingly, we will be reliant upon a best efforts financing strategy. Accordingly, there is no assurance that we will be able to raise necessary capital, if any, to (i) fund our portion of the Round Top budget during the fiscal year ending August 31, 2026 (in the event we decide not to incur dilution to our membership interest) and (ii) fund general and administrative expenses past our current fiscal year, the failure of which would likely cause us to curtail, discontinue or cease our operations.

Results of Operations

Three months ended November 30, 2025 and 2024

General and Revenue

We had no operating revenues during the three months ended November 30, 2025 and November 30, 2024. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $45,356,000 as of November 30, 2025

.

Operating expenses, other income (expenses) and resulting losses from Operations.

We incurred exploration costs for the three months ended November 30, 2025 and November 30, 2024, in the amount of approximately $5,000 and $22,000, respectively. The expenditures for the three months ended November 30, 2025 were primarily for exploration costs for the Black Hawk project in New Mexico. During the three months ended November 30, 2025 and November 30, 2024, any exploration expenditures for mining activities at Round Top were funded by RTMD. We account for our interest in RTMD under the proportional consolidation method. Under the proportional consolidation method, we record our share of expenses of RTMD within the income statement in the same line items that we would if we were to consolidate our financial statements with RTMD.

Our general and administrative expenses for the three months ended November 30, 2025 and November 30, 2024 were approximately $247,000 and $211,000, respectively. For the three months ended November 30, 2025 and November 30, 2024, this amount included approximately $87,000 and $53,000, respectively, in stock-based compensation to directors. The remaining expenditures were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

For the three months ended November 30, 2025 and November 30, 2024, we earned approximately $5,700 and $3,600, respectively, in interest income from depository accounts.

We had losses from operations for the three months ended November 30, 2025 and November 30, 2024 totaling approximately $251,000 and $233,000, respectively.

We had net losses for the three months ended November 30, 2025 and November 30, 2024 totaling approximately $246,000 and $229,000, respectively.

Investment Company Act Exclusion

Section 3(c)(9) of the Investment Company Act of 1940, as amended (“1940 Act”), provides that a company “substantially all of whose business consists of owning or holding oil, gas, or other mineral royalties or leases, or fractional interests therein, or certificates of interest or participation in or investment contracts relative to such royalties, leases, or fractional interests” is not an investment company within the meaning of the 1940 Act. The Company has determined that this exemption applies to it giving consideration to the following four factors:

●	whether the exempted activity constitutes “substantially all” of our business;

	○	The Company has owned mineral leases (or a certificate of interest or participation in or investment contract relative to the mineral leases) since 2010, substantially all of our business from 2010 until May 2021 consisted of owning and developing the mineral leases and, after the May 2021 “farm-down” of our 100% interest in the mineral leases, substantially all of our business consists of owning and holding a certificate of interest or participation in or investment contract relative to the mineral leases now owned by RTMD (of which we are a member). The Company’s mineral assets historically, as well as the value of the certificate of interest at November 30, 2025, have been booked at cost in accordance with GAAP. We have an accumulated deficit of approximately $45,356,000 at November 30, 2025 as a result of owning and developing the Round Top Project.

●	whether we own or trade in the mineral leases;

	○	The Company has owned the mineral leases, which are now owned by RTMD, since 2010 and neither the Company nor RTMD is in the business of dealing or trading in the mineral leases.

●	what qualifies as an eligible asset for purposes of the exception; and

	○	The statute specifically references mineral leases and our mineral leases were owned by the Company and are now owned by RTMD. In accordance with Regulation S-K Item 1300 that governs disclosure by registrants engaged in mining operations, the definition of mineral resource is “a concentration or occurrence of material of economic interest in or on the Earth’s crust.” Our rare earth elements and minerals underlying the mineral leases meet that definition, as well as does coal, silver, gold and other material mined for economic value by registrants involved in mining operations. The SEC staff has recognized that an excepted entity can also engage in related business activities such as exploring, developing, and operating the eligible assets.

●	what qualifies as a “certificate of interest or participation in” or an “investment contract relative to” the eligible assets.

	○	The statute allows a Company to own a “certificate of interest” or “participation in” the mineral leases. The SEC staff has recognized that limited partnership interests and/or similar securities issued by entities that themselves own the leases constitute “certificate of interest or participation in or investment contracts” related to such leases. The Company’s 18.673% membership interest in RTMD as of November 30, 2025 constitutes a “certificate of interest or participation in” or “an investment contract relative to” the mineral leases that are owned by RTMD.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation, and in light of the material weakness existing in our internal controls over financial reporting as of August 31, 2025 (as described in greater detail in our annual report on From 10-K for the year ended August 31, 2025), the CEO and CFO have concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective in providing reasonable assurance that: (i) information required to be disclosed by us in our reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes to the Company’s risk factors disclosed in Part I, Item 1A, of the Annual Report on Form 10-K filed with the SEC on November 28, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as set forth below, all unregistered sales of equity securities during the period covered by this Quarterly Report were previously disclosed in our current reports on Form 8-K. For clarity, each of the October 2025 and November 2025 issuances described below was the result of a warrant exercise and the potential issuance of such shares of common stock underlying the warrant was previously disclosed in Item 3.02 of a Form 8-K filed in February 2025.

Date	Description	Number of Shares	Purchaser	Proceeds ($)	Consideration	Exemption (C)
October 2025	Common Stock	100,000	Warrant Holder	$30,000	Cash	Sec. 4(a)(2)
November 2025	Common Stock	500,000	Warrant Holder	$150,000	Cash	Sec. 4(a)(2)

With respect to sales designated by “Sec. 4(a)(2),” these shares were issued pursuant to the exemption from registration contained in to Section 4(a)(2) of the Securities Act as privately negotiated, isolated, non-recurring transactions not involving any public offer or solicitation. The purchaser represented that its intention was to acquire the shares for investment only and not with a view toward distribution. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

We did not repurchase any of our securities during the quarter covered by this report.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended November 30, 2025, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

Item 5. Other Information

(a)   On January 12, 2026, Mr. Gorski (chief executive officer and director of the Company) assigned to the Company 157,686 shares of USARE common stock that were previously issued by USARE to Mr. Gorski, originally as an award of incentive units granted by USARE to Mr. Gorski in May 2020 and subsequently such award of incentive units automatically converted into USARE common stock in connection with the closing of the USARE business combination in March 2025 (“Business Combination”), for his services rendered with respect to advancing the Round Top project. These shares of USARE common stock, when issued to Mr. Gorski as an award of incentive units in May 2020, had nominal value. As the result of USARE completing its Business Combination, its shares of common stock commenced trading on The Nasdaq Stock Market LLC and, as such, the market value of the USARE shares transferred to the Company by Mr. Gorski as of January 12, 2026, based on that day’s closing price, was approximately $2,797,000. The assignment is filed as Exhibit 10.26 hereto and incorporated herein by reference.

Item 6. Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit
No.	Description

2.1	Plan of Conversion, dated August 24, 2012, incorporated by reference to Exhibit 2.1 of our Form 8-K filed with the SEC on August 29, 2012.

3.1	Delaware Certificate of Conversion, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on August 29, 2012.

3.2	Delaware Certificate of Incorporation, incorporated by reference to Exhibit 3.2 of our Form 8-K filed with the SEC on August 29, 2012.

3.3	Delaware Certificate of Amendment, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on March 18, 2016

3.4	Delaware Bylaws, incorporated by reference to Exhibit 3.3 of our Form 8-K filed with the SEC on August 29, 2012.

4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.

10.1	Amended and Restated 2008 Stock Option Plan, incorporated by reference to Exhibit 10.1 of our Form 10-Q for the period ended May 31, 2011 filed with the SEC on July 15, 2011.

10.2	Mining Lease, incorporated by reference to Exhibit 10.2 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.

10.3	Mining Lease dated November 2011 with the State of Texas, incorporated by reference to Exhibit 10.3 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.4	Purchase option agreement dated September 2014 with the State of Texas, incorporated by reference to Exhibit 10.4 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.5	Groundwater lease dated September 2014 with the State of Texas, incorporated by reference to Exhibit 10.5 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.6	ReeTech Operating Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on July 21, 2015.

10.7	Amendment Number One to the Reetech Operating Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on November 30, 2015.

10.8	Amendment Number One to the TRER License, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K as filed with the Commission on November 30, 2015.

10.9*	Director’s Agreement by and between the Company and Anthony Marchese, incorporated by reference to Exhibit 10.6 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.

10.10*	Summary of Dan Gorski Employment Arrangement, incorporated by reference to Exhibit 10.10 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.11*	Summary of Wm. Chris Mathers Employment Arrangement, incorporated by reference to Exhibit 10.11 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.12*	Option Agreement for Wm. Chris Mathers incorporated by reference to Exhibit 10.21 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.

10.13*	Form of Directors Option Agreement incorporated by reference to Exhibit 10.22 of our Amendment No. 2 to its Registration Statement on Form S-1 (333- 172116) filed with the SEC on May 25, 2011.

10.14	Consulting Agreement between the Company and Chemetals, Inc., dated January 22, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2013.

10.15	Lease Agreement between the Company and Southwest Range & Wildlife Foundation, Inc., dated March 6, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2013.

10.16	Variation agreement with Morzev PTY LTD. (USA Rare Earth) dated October 2018, incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.17	Amended and Restated Option Agreement with Morzev (USA Rare Earth) dated August 2019, incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.18	First Amendment to the Amended and Restated Option Agreement with USA Rare Earth dated June 29, 2020, incorporated by reference to Appendix A of the definitive proxy statement on Schedule 14A filed with the SEC on July 15, 2020.

10.19	Mining lease dated September 2011, incorporated by reference to Exhibit 10.19 of the Form 10-K for the period ended August 31, 2020 filed with the SEC on November 30, 2020.

10.20	Contribution Agreement, effective as of May 17, 2021, among USA Rare Earth, LLC, Texas Mineral Resources Corp., and Round Top Mountain Development, LLC, filed with the SEC on Form 8-K on May 21, 2021.

10.21	Limited Liability Company Agreement dated effective as of May 17, 2021, among USA Rare Earth, LLC, Texas Mineral Resources Corp., and Round Top Mountain Development, LLC, filed with the SEC on Form 8-K on May 21, 2021.

10.22	Mineral Exploration and Option Agreement dated effective October 7, 2021 between Standard Silver Corp. and Santa Fe Gold Corporation, filed with the SEC on Form 8-K on November 10, 2021.

10.23	Amended and Restated Limited Liability Company Agreement dated effective as of June 26, 2023, among USA Rare Earth, LLC, Texas Mineral Resources Corp., and Round Top Mountain Development, LLC, filed with the SEC on Form 8-K on June 27, 2023.

10.24	First Amendment to Mineral Exploration and Option Agreement dated May 23, 2024 among Standard Silver Corp. and Santa Fe Gold Corporation, filed with the SEC on Form 8-K on May 30, 2024.

10.25	Purchase and Sale Agreement by and between Standard Silver Corporation and Daniel E Gorski and Patrice Gorski dated December 3, 2024.

10.26(1)	Assignment of shares of common stock by Daniel Gorski to Texas Mineral Resources Corp.

19.1	Insider Trading Policy, incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2024 filed with the SEC on November 29, 2024.

21.1	List of Subsidiaries, incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2024 filed with the SEC on November 29, 2024.

31.1(2)	Certification by Chief Executive Officer

31.2(2)	Certification by Chief Financial Officer

32.1(2)	Section 1350 Certification by Chief Executive Officer

32.2(2)	Section 1350 Certification by Chief Financial Officer

101.INS(2)	XBRL Instance Document 101.SCH(1) XBRL Taxonomy Extension – Schema

101.CAL(2)	XBRL Taxonomy Extension – Calculations 101.DEF(1) XBRL Taxonomy Extension – Definitions 101.LAB(1) XBRL Taxonomy Extension – Labels 101.PRE(1) XBRL Taxonomy Extension – Presentations

*	Management contract or compensatory plan or arrangement.

(1)	Filed herewith

(2)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at November 30, 2025 and August 31, 2025; (ii) Consolidated Statements of Operations for the three months ended November 30, 2025 and November 30, 2024; (iii) Consolidated Statements of Cash Flows for the three months ended November 30, 2025 and November 30, 2024; (iv) Consolidated Statements of Shareholders’ Equity for the three months ended November 30, 2025 and November 30, 2024; and (v) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS MINERAL RESOURCES CORP.

Date: January 14, 2026

/s/ Daniel E. Gorski
Daniel E. Gorski, duly authorized officer Chief Executive Officer and Principal Executive Officer

Date: January 14, 2026

/s/ Wm Chris Mathers
Wm Chris Mathers, Chief Financial Officer and Principal Financial and Accounting Officer