Form 10-Q
period 2026-02-28
Texas Mineral Resources Corp.
filed 2026-04-14
CIK 1445942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2026

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

Number of shares of issuer’s common stock outstanding as of April 14, 2026: 88,339,693.

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	February 28,	August 31,
	2026	2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$789,564	$590,350
Marketable equity securities	2,980,265	—
Prepaid expenses and other current assets	112,745	41,460

Total current assets	3,882,574	631,810

Restricted investment	38,766	38,766
Mineral properties, net	490,606	490,606

TOTAL ASSETS	$4,411,946	$1,161,182

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$69,756	$50,400
Note payable, related party	75,000	75,000

Total current liabilities	144,756	125,400

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of February 28, 2026 and August 31, 2025	—	—
Common stock, par value $0.01; 100,000,000 shares authorized, 88,216,112 and 78,855,273 shares issued and outstanding as of February 28, 2026 and August 31, 2025, respectively	882,161	788,553
Additional paid-in capital	49,542,434	45,357,513
Accumulated deficit	(46,157,405)	(45,110,284)

Total shareholders’ equity	4,267,190	1,035,782

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,411,946	$1,161,182

The accompanying notes are an integral part of these interim consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six and Three Months Ended February 28, 2026 and February 28, 2025

(Unaudited)

	Six Months Ended		Three Months Ended
	2026	2025	2026	2025
OPERATING EXPENSES
Exploration costs	$19,517	$25,737	$14,530	$4,002
General and administrative expenses	542,563	411,394	296,051	200,385

Total operating expenses	562,080	437,131	310,581	204,387

LOSS FROM OPERATIONS	(562,080)	(437,131)	(310,581)	(204,387)

OTHER (EXPENSE) INCOME
Interest expense	—	(39,425)	—	(39,425)
Change in value of equity securities	(499,865)	—	(499,865)	—
Other income	14,824	5,506	9,112	1,859

Total other (expense) income	(485,041)	(33,919)	(490,753)	(37,566)

NET LOSS	$(1,047,121)	$(471,050)	$(801,334)	$(241,953)

Net loss per share:
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	81,158,463	74,587,075	81,769,868	74,732,468

The accompanying notes are an integral part of these interim consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Six Months Ended February 28, 2026 and February 28, 2025

(Unaudited)

					Additional
	Preferred Stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at August 31, 2025	—	$—	78,855,273	$788,553	$45,357,513	$(45,110,284)	$1,035,782

Stock based compensation	—	—	123,132	1,231	85,769	—	87,000
Common stock issued upon cashless exercise of options	—	—	257,407	2,574	(2,574)	—	—
Common stock issued upon exercise of options and warrants	—	—	2,100,000	21,000	609,000	—	630,000
Net loss	—	—	—	—	—	(245,787)	(245,787)

Balance at November 30, 2025	—	—	81,335,812	813,358	46,049,708	(45,356,071)	1,506,995

Stock based compensation	—	—	111,729	1,117	80,282	—	81,399
Common stock issued upon cashless exercise of options and warrants	—	—	6,768,571	67,686	(67,686)	—	—
Contribution of marketable equity securities	—	—	—	—	3,480,130	—	3,480,130
Net loss	—	—	—	—	—	(801,334)	(801,334)

Balance at February 28, 2026	—	$—	88,216,112	$882,161	$49,542,434	$(46,157,405)	$4,267,190

Balance at August 31, 2024	—	$—	74,343,826	$743,439	$43,297,421	$(43,177,031)	$863,829

Stock based compensation	—	—	244,599	2,446	50,391	—	52,837
Net loss	—	—	—	—	—	(229,097)	(229,097)

Balance at November 30, 2024	—	—	74,588,425	745,885	43,347,812	(43,406,128)	687,569

Stock based compensation	—	—	244,599	2,446	48,224	—	50,670
Issuance of detachable warrants	—	—	—	—	746,133	—	746,133
Net loss	—	—	—	—	—	(241,953)	(241,953)

Balance at February 28, 2025	—	$—	74,833,024	$748,331	$44,142,169	$(43,648,081)	$1,242,419

TEXAS MINERAL RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended February 28, 2026 and February 28, 2025

(Unaudited)

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,047,121)	$(471,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	168,399	103,507
Accretion of debt discount	—	39,425
Change in value of equity securities	499,865	—
Changes in current assets and liabilities:
Prepaid expenses and other current assets	(71,285)	14,697
Accounts payable and accrued liabilities	19,356	7,176

Net cash used in operating activities	(430,786)	(306,245)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of restricted investment	—	(37,600)

Net cash used in investing activities	—	(37,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock options and warrants	630,000	—
Proceeds from convertible notes and detachable warrants	—	1,098,000

Net cash provided by financing activites	630,000	1,098,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	199,214	754,155
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	590,350	428,197

CASH AND CASH EQUIVALENTS, END OF PERIOD	$789,564	$1,182,352

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$—	$—

Taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Mineral properties acquired under note payable, related party	$—	$75,000

Issuance of detachable warrants and discount on convertible notes	$—	$746,133

Contribution of marketable equity securities	$3,480,130	$—

The accompanying notes are an integral part of these interim consolidated financial statements.

Texas Mineral Resources Corp.

Notes to Interim Consolidated Financial Statements

February 28, 2026

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

Going Concern

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit from inception through February 28, 2026, of approximately $46,157,000 and has yet to achieve profitable operations, and projects further losses in the development of its business.

At February 28, 2026, the Company had a working capital surplus of approximately $3,738,000, however the Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should we be unable to continue as a going concern.

We do not have sufficient cash on hand to fund our portion of the Round Top budget, being our portion of the Round Top cash calls, during our current fiscal year. We believe we have sufficient capital to fund our estimated general and administrative expenses through August 31, 2026. Failure by the Company to fund required cash calls to Round Top during the twelve-month period from the issuance date of these financial statements would result in dilution to its membership interest in Round Top, which is 18.505% at February 28, 2026. Accordingly, the Company may be required to raise additional capital to fund its Round Top cash call obligations during the fiscal year ending August 31, 2026 and there can be no assurance that the Company will be able to raise the necessary capital to fund its cash calls if it elects not to dilute its membership interest in lieu of funding the cash calls. Based on these factors, there is substantial doubt as to the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of these financial statements.

Texas Mineral Resources Corp.

Notes to Interim Consolidated Financial Statements

February 28, 2026

(Unaudited)

Segment Reporting

In accordance with ASC Topic 280 - “Segment Reporting (ASC 280)” the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any material intra-segment sales and transfers of assets. The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer (the “CEO”). The CEO, with the Chief Financial Officer assesses the performance and makes operating decisions of the Company on a consolidated basis, based on the Company’s net increase/decrease in shareholder’s equity resulting from operations (“net income”/“net loss”). Company assets are not reviewed by the CODM at a different asset level or category, but at the consolidated level. As the Company’s operations are comprised of a single operating segment, the segment assets are reflected on the accompanying Consolidated Balance Sheets as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statement of Operations.

NOTE 2 – JOINT VENTURE ARRANGEMENTS

The Company accounts for its interest in RTMD using the proportionate consolidation method, which is an exception available to entities in the extractive industries, thereby recognizing its pro-rata share of the assets, liabilities, and operations of RTMD in the appropriate classifications in the financial statements.

NOTE 3 – MINERAL PROPERTIES

The following discussion under ” – RTMD Mineral Properties” provides a history of the ownership and obligations of the Round Top Project, of which we, as of February 28, 2026, held a 18.505% proportionate interest and USA Rare Earth, Inc. (“USAR”) held an 81.495% proportionate interest.

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

February 28, 2026

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

Other Mineral Properties

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

February 28, 2026

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

See Note 7 – Subsequent Events, for additional information.

NOTE 4 – RECLAMATION

In connection with a Minimum Impact Exploration Permit No. GR094EM issued by the New Mexico Mining and Minerals Division, the Company was required to provide an irrevocable standby letter of credit as financial support for reclamation costs. As of both February 28, 2026 and August, 31, 2025, there were $38,766 of outstanding letters of credit. The Company has legally pledged a certificate of deposit in the amount of $38,766, which is included in non-current restricted investments, for purposes of settling reclamation obligations that may become due.

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

Texas Mineral Resources Corp.

Notes to Interim Consolidated Financial Statements

February 28, 2026

(Unaudited)

In February 2025, pursuant to the closing of $1,098,000 of debt financing in accordance with loan agreements, the Company issued unsecured promissory notes in the principal amount of $1,098,000 (which notes were converted in full into 3,660,000 shares of common stock in August 2025) and, as additional consideration for effecting the loans, the Company issued five-year warrants to purchase an aggregate of up to 10,980,000 shares of common stock. During the six months ended February 28, 2026, (i) holders exercised warrants to purchase 2,100,000 shares of the Company’s common stock at an exercise price of $0.30 per share (resulting in the Company receiving aggregate cash consideration of $630,000) and (ii)  holders of warrants to purchase 8,880,000 shares of common stock exercised these warrants on a cashless, net issuance exercise basis and were issued 6,187,472 shares of common stock. As of February 28, 2026, no warrants issued in connection with the February 2025 transaction remain outstanding.

Because the warrants were previously classified within shareholders’ equity, the exercises (both on a cash and cashless basis) did not result in the recognition of any gain or loss in the Company’s consolidated statements of operations. The exercises were recorded as increases to common stock and additional paid-in capital.

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

In February, 2026, the Company entered into an option redemption-exchange agreement with a consultant whereby the consultant’s options to purchase 340,000 shares of Company common stock at an exercise price of $1.97 per share, issued by the Company to consultant in accordance with a consulting agreement dated August 31, 2013, as subsequently amended, were redeemed in full by the Company in exchange for the issuance by the Company of 45,250 shares of Company common stock.

During the quarter ended February 28, 2026, the Company recognized stock compensation and a corresponding charge to additional paid-in capital in the amount of $81,399 for director’s fees earned during the quarter. The Company issued the related 123,581 shares of common stock in March 2026.

NOTE 6 – RELATED PARTIES

In December 2024, the Company acquired an ownership interest in the Carlisle mine and related real estate from Dan Gorski, the Company’s chief executive officer and a director, in consideration for a promissory note in the amount of $75,000. See Note 3 – Mineral Properties and Note 7 – Subsequent Events, for additional information.

On January 12, 2026, Mr. Gorski (chief executive officer and director of the Company) assigned to the Company 157,686 shares of USAR common stock that were previously issued by USAR to Mr. Gorski, originally as an award of incentive units granted by USAR to Mr. Gorski in May 2020 and subsequently such award of incentive units automatically converted into USAR common stock in connection with the closing of the USAR business combination in March 2025 (“Business Combination”), for his personal services rendered with respect to advancing the Round Top project. These shares of USAR common stock, when issued to Mr. Gorski as an award of incentive units in May 2020, had nominal value. As the result of USAR completing its Business Combination, its shares of common stock commenced trading on The Nasdaq Stock Market LLC and, as such, the market value of the USAR shares transferred to the Company by Mr. Gorski, based on that closing price on the date the shares were actually received by the Company (a level 1 input), was approximately $3,480,000 and was recorded as additional paid-in capital. At February 28, 2026, these shares were marked to market and had a value of approximately $2,980,000 with an unrealized loss of approximately $500,000 recognized as an other (expense) in the consolidated statements of operations for the three and six months ended February 28, 2026.

Texas Mineral Resources Corp.

Notes to Interim Consolidated Financial Statements

February 28, 2026

(Unaudited)

NOTE 7 – SUBSEQUENT EVENTS

Entry into Merger Agreement

As previously announced in an 8-K filing with the SEC on March 5, 2026, the Company entered into an Agreement and Plan of Merger dated March 4, 2026 (“Merger Agreement”) with USAR, Hamer Merger Sub, Inc., a wholly owned subsidiary of USAR (“Merger Sub 1”), and Hamer Merger Sub, LLC, a wholly owned subsidiary of USAR (“Merger Sub 2”). Pursuant to the Merger Agreement, the Company will enter into a series of mergers with Merger Sub 1 and Merger Sub 2 that will result in the business of the Company being held by a wholly owned subsidiary of USAR, and the common stock of the Company being converted into the right to receive the merger consideration described below (“Transaction”).

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions found in the Merger Agreement, the following steps will occur as part of a single integrated transaction on the closing date of the Merger (“Closing”).

(a)	Merger Sub 1 will merge with and into the Company (the “First Merger”), the separate existence of Merger Sub 1 will cease, and the Company will be the surviving corporation of the Merger and a wholly owned subsidiary of USAR (such entity from and after the Merger, the “Surviving Corporation”);

(b)	the Surviving Corporation will merge with and into Merger Sub 2 (the “Second Merger”), the separate existence of the Surviving Corporation will cease, and Merger Sub 2 will be the surviving company of the Merger and a wholly owned subsidiary of USAR that holds all of the assets of the Company;

(c)	all of the issued and outstanding shares of Company common stock prior to the effective time of the First Merger will be converted into the right to receive a fraction of a share of common stock of USAR determined as described below; and

(d)	USAR will issue to the holders of Company common stock an aggregate of 3,823,328 shares of USAR common stock pro rata according to the number of shares of Company common stock owned.

Under the Merger Agreement, each share of Company common stock that is issued and outstanding immediately prior to the effective time of the First Merger shall automatically be cancelled and cease to exist in exchange for the right to receive a fraction of a newly issued share of USAR common stock, equal to the total number of shares of Company common stock outstanding on the Closing divided by the 3,823,328 shares of USAR common stock being issued in the Transaction.

Our board of directors has approved and declared advisable the Merger Agreement and the Transaction and resolved to recommend that our stockholders approve the Merger Agreement, the Transaction and related matters.

In connection with the execution of the Merger Agreement, the Company and USAR entered into a voting and support agreement (each, a “Voting and Support Agreement”) with each member of the Company’s board of directors and each of the Company’s executive officers. Pursuant to the Voting and Support Agreements, among other things, all of the Company’s directors and executive officers agreed to vote all of their shares of Company common stock in favor of the various proposals related to the Transaction and the Merger Agreement and any other matters necessary or reasonably requested by USAR for consummation of the Transaction and against any action reasonably expected to impede, delay or materially and adversely affect the Transaction.

The Merger Agreement contains customary representations, warranties and covenants as well as conditions to Closing. One of the Closing conditions is that the Carlisle mine and related real estate is transferred to Mr. Gorski at or prior to Closing in consideration for the cancellation and discharge of the $75,000 promissory note owed by the Company to Mr. Gorski. Additionally, the Merger Agreement provides for termination rights and sets forth a termination fee equal to $3,250,000 owed by the Company to USAR under certain circumstances.

Sale of USAR Common Stock

On March 10, 2026, the Company sold its 157,686 shares of USAR common stock, assigned by Mr. Gorski to the Company on January 12, 2026, for total net proceeds of $2,999,000.

Other

Management evaluated subsequent events through April 14, 2026, the date the financial statements were available to be issued, and determined that no other material subsequent events occurred that would require adjustment to or disclosure in the accompanying consolidated financial statements.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”). Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q, include, but are not limited to:

●	the closing of the Agreement and Plan of Merger dated March 4, 2026 (“Merger Agreement”) entered into by the Company and USA Rare Earth, Inc (“USAR”), Hamer Merger Sub, Inc., a wholly owned subsidiary of USAR (“Merger Sub 1”), and Hamer Merger Sub, LLC, a wholly owned subsidiary of USAR (“Merger Sub 2”);

●	the progress, potential and uncertainties of the rare-earth exploration plans at our Round Top project in Hudspeth County, Texas (the “Round Top Project,” “Project” or “Round Top”);

●	timing for a completed feasibility study, if any, for the Round Top Project;

●	the success of obtaining the necessary permits for future Round Top drill programs and project development;

●	success, if any, of Round Top Mountain Development, LLC (“RTMD”) in developing the Round Top Project, including without limitation raising sufficient capital to fund any development;

●	expectations regarding our ability to raise capital and to continue our exploration plans on our properties (either to fund our proportionate expenditures in the Round Top Project as a member of RTMD or otherwise);

●	our ability to complete a preliminary feasibility study, if at all;

●	plans regarding anticipated expenditures at the Round Top Project and our ability, if any, to fund anticipated Company expenditures;

●	plans to enter into a joint venture agreement with Santa Fe and our ability to fund such potential exploration and development project; and

●	possibility of entering into a mining venture with Steeple Rock and our ability to fund such arrangement.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

●	risks of being classified as an “exploration stage” company for purposes of SEC Regulation S-K Item 1300;

●	risks associated with our ability to continue as a going concern in future periods;

●	risks associated with our history of losses and need for additional financing;

●	risks associated with our ability to raise capital on acceptable terms, if at all;

●	risks associated with our operating history;

●	risks associated with owning a membership interest in Round Top which may be diluted (which could be significant) if we are unable to fund our cash call obligations and elect to dilute our ownership interest in Round Top in lieu of funding our cash calls per the amended RTMD Operating Agreement (as of February 28, 2026, our membership interest was 18.505%);

●	risks associated with our properties;

●	risks associated with the lack of history in producing metals from the Round Top Project;

●	risks associated with our need for additional financing to fund our cash call obligations with respect to Round Top, as well as the requirement in general for additional capital to further develop, the Round Top Project;

●	risks associated with owing a minority interest in Round Top;

●	risks associated with exploration activities not being commercially successful (as there is no assurance that Round Top will be commercially successful);

●	risks associated with ownership of surface rights and other title issues with respect to the Round Top Project;

●	risks associated with pursuing a potential Santa Fe joint venture arrangement and ability to finance such potential arrangement;

●	risks associated with the Steeple Rock non-binding letter of intent regarding a possible mining venture and ability to finance such possible arrangement;

●	risks associated with increased costs affecting our financial condition;

●	risks associated with a shortage of equipment and supplies adversely affecting our ability to operate properties;

●	risks associated with mining and mineral exploration being inherently dangerous;

●	risks associated with any mineralization estimates;

●	risks associated with changes in any mineralization estimates affecting the economic viability of the properties;

●	risks associated with uninsured risks;

●	risks associated with mineral operations being subject to market forces beyond our control;

●	risks associated with fluctuations in commodity prices, and in particular rare earth elements and other critical minerals that are necessary for energy transition;

●	risks associated with permitting, licenses and approval processes;

●	risks associated with governmental and environmental regulations;

●	risks associated with future legislation regarding the mining industry and climate change;

●	risks associated with potential environmental lawsuits;

●	risks associated with land reclamation requirements;

●	risks associated with rare earth and mining in general presenting potential health risks;

●	risks related to competition in the mining and rare earth elements industries;

●	risks related to macroeconomic conditions, both in the United States and internationally, including without limitation inflation, high interest rates, tariffs and other economic measures implemented by President Trump, and supply chain issues;

●	risks associated with cybersecurity threats, breaches, and disruptions associated therewith;

●	risks related to our ability to manage growth;

●	risks related to the potential difficulty of attracting and retaining qualified personnel;

●	risks related to our dependence on key personnel;

●	risks related to conducting our business in order to be excluded from the definition of an “investment company” under the Investment Company Act of 1940;

●	risks related to ongoing global hostilities, both in Ukraine and the Middle East (Iran and Israel in particular), and other possible international conflicts;

●	risks related to our United States Securities and Exchange Commission (the “SEC”) filing history; and

●	risks related to our securities.

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

Recent Developments

As previously announced in an 8-K filing with the SEC on March 5, 2026, the Company entered into the Merger Agreement with USAR, Merger Sub 1 and Merger Sub 2. Pursuant to the Merger Agreement, the Company will enter into a series of mergers with Merger Sub 1 and Merger Sub 2 that will result in the business of the Company being held by a wholly owned subsidiary of USAR, and the common stock of the Company being converted into the right to receive the merger consideration of an aggregate of 3,823,328 shares of USAR common stock described below (“Transaction”).

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions found in the Merger Agreement, the following steps will occur as part of a single integrated transaction on the closing date of the Merger (“Closing”).

(a)	Merger Sub 1 will merge with and into the Company (the “First Merger”), the separate existence of Merger Sub 1 will cease, and the Company will be the surviving corporation of the Merger and a wholly owned subsidiary of USAR (such entity from and after the Merger, the “Surviving Corporation”);

(b)	the Surviving Corporation will merge with and into Merger Sub 2 (the “Second Merger”), the separate existence of the Surviving Corporation will cease, and Merger Sub 2 will be the surviving company of the Merger and a wholly owned subsidiary of USAR that holds all of the assets of the Company;

(c)	all of the issued and outstanding shares of Company common stock prior to the effective time of the Merger will be converted into the right to receive a fraction of a share of common stock of USAR, determined as described below; and

(d)	USAR will issue to the holders of Company common stock an aggregate of 3,823,328 shares of USAR common stock, pro rata according to the number of shares of Company common stock owned.

Under the Merger Agreement, each share of Company common stock that is issued and outstanding immediately prior to the effective time of the First Merger shall automatically be cancelled and cease to exist in exchange for the right to receive a fraction of a newly issued share of USAR common stock, equal to the total number of shares of Company common stock outstanding on the Closing divided by the 3,823,328 shares of USAR common stock being issued in the Transaction.

Our board of directors has approved and declared advisable the Merger Agreement and the Transaction and resolved to recommend that our stockholders approve the Merger Agreement, the Transaction and related matters. We expect the Transaction to be consummated after obtaining the required approval by our stockholders and the satisfaction of certain other customary closing conditions, although there can be no assurance that the Transaction will close.

In connection with the execution of the Merger Agreement, the Company and USAR entered into a voting and support agreement (each, a “Voting and Support Agreement”) with each member of the Company’s board of directors and each of the Company’s executive officers. Pursuant to the Voting and Support Agreements, among other things, all of the Company’s directors and executive officers agreed to vote all of their shares of Company common stock in favor of the various proposals related to the Transaction and the Merger Agreement and any other matters necessary or reasonably requested by USAR for consummation of the Transaction and against any action reasonably expected to impede, delay or materially and adversely affect the Transaction.

The Merger Agreement contains customary representations, warranties and covenants as well as conditions to Closing. One of the Closing conditions is that the Carlisle mine and related real estate is transferred to Mr. Gorski at or prior to Closing in consideration for the cancellation and discharge of the $75,000 promissory note owed by the Company to Mr. Gorski. Additionally, the Merger Agreement provides for termination rights and sets forth a termination fee equal to $3,250,000 owed by the Company to USAR under certain circumstances.

Our financial statements have been prepared assuming that the Company will continue as a going concern.

Our financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit from inception through February 28, 2026, of approximately $46,157,000 and has yet to achieve profitable operations, and projects further losses in the development of its business. At February 28, 2026, the Company had a working capital surplus of approximately $3,738,000; however the Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The Company doesn’t expect to generate revenue from operations in the near future.

The Company does not have sufficient capital to fund its portion of the Round Top cash calls expected during the fiscal year ending August 31, 2026 or thereafter. The Company has sufficient cash to fund expected general and administrative expenses and related costs (including costs related to the Merger Agreement and Transaction) through August 31, 2026. During the six months ended February 28, 2026, we did not fund our $1,260,311 portion of the $6,748,702 total cash call by Round Top, and elected to incur dilution to our Round Top membership interest which was reduced to 18.505% at February 28, 2026. Subsequent to February 28, 2026, pursuant to the March 2026 cash call of $1,834,579 (our portion of the cash call was $339,104), we did not fund our portion, and we elected to incur dilution to our Round Top membership interest which was reduced to 18.422% at March 31, 2026. We have been informed by Round Top that the total remaining estimated budget for the 2026 calendar year is approximately $10,520,000, to be funded pro-rata by the Company and USAR. The failure of the Company to make required cash calls to Round Top during the remainder of the 2026 calendar year will result in further dilution to our current 18.422% ownership interest. We currently expect to incur continued dilution to our membership interest in Round Top rather than to fund our cash call obligations during the remainder of the 2026 calendar year. There can be no assurance that the Company will be able to raise the necessary capital to fund its cash calls (if it determines not to continue to incur dilution). We have no firm commitments for equity or debt financing and any financing that may be obtained will be on a best efforts basis. Based on these factors, there is substantial doubt as to the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of these financial statements. The failure to obtain sufficient financing may cause us to curtail, cease or discontinue operations.

Overview of Round Top Project

We are a mining company engaged in the business of owning, acquiring, exploring and developing mineral properties. As of the filing date of this Form 10-Q, we currently own an 18.422% membership interest in Round Top, which entity holds two mineral property leases with the GLO to explore and develop a 950-acre rare earths project located in Hudspeth County, Texas, known as the Round Top Project. The leases expire in 2030 with provisions for automatic renewal if Round Top is producing in paying quantities (the receipt from the sale of materials exceeds all costs and expenses associated therewith for the prior 12 months). Round Top also holds prospecting permits covering 9,345 acres adjacent to the Round Top Project. The business strategy of Round Top is to develop a metallurgical process to concentrate or otherwise extract the metals from the Round Top Project’s rhyolite, conduct additional engineering, design, geotechnical work, and permitting necessary for a bankable feasibility study and then to extract mineral resources from the Round Top Project. There can be no assurance that Round Top will be successful in this endeavor. The Round Top Project has not established as of the date hereof that any of the properties contain any probable mineral reserves or proven mineral reserves under Item 1300 of Regulation S-K nor can there be any assurance that this will occur.

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

USA Rare Earth Agreement

In August 2018, the Company and Morzev Pty. Ltd. (“Morzev”) entered into an agreement (the “2018 Option Agreement”) whereby Morzev was granted the exclusive right to earn and acquire a 70% interest in the Round Top Project by financing $10 million of expenditures in connection with the Project, increasable to an 80% interest for an additional $3 million payment to the Company. In August 2019, the Company and USAR entered into an amended and restated option agreement as further amended in June 2020 (the “2019 Option Agreement” and collectively with the 2018 Option Agreement, the “Option Agreement”), whereby the Company restated its agreement to grant USAR the exclusive right to earn and acquire a 70% interest, increasable to an 80% interest, in Round Top.

In May 2021, and in accordance with the terms of the Option Agreement, the Company and USAR entered into a contribution agreement (“Contribution Agreement”) whereby each of the Company and USAR contributed assets to Round Top Mountain Development, LLC (“RTMD”), a wholly-owned subsidiary of the Company, in exchange for their initial ownership interests in RTMD, of which the Company initially owned a membership interest equating to 20% of Round Top and USAR initially owned a membership interest equating to 80% of Round Top. Concurrently therewith, the Company and USAR, as the two members, entered into a limited liability company agreement (“Operating Agreement”) governing the operations of RTMD which contains customary and industry standard terms as contemplated by the Option Agreement. USAR is the manager of RTMD.

Upon entry into the Contribution Agreement, the Company assigned the following contracts and assets to RTMD in exchange for its 20% membership interest in RTMD:

●	the assignment and assumption agreement with respect to the mineral leases from the Company to RTMD;

●	the assignment and assumption agreement with respect to the surface lease from the Company to RTMD;

●	the assignment and assumption agreement with respect to the surface purchase option from the Company to RTMD;

●	the assignment and assumption agreement with respect to the water lease from the Company to RTMD; and

●	the bill of sale and assignment agreement of existing data with respect to RTMD owned by the Company.

and USAR assigned the following assets to RTMD (or the Company, as applicable) for its 80% membership interest in RTMD:

●	cash to RTMD to continue to fund Round Top Project operations in the amount of approximately $3,761,750 comprising the balance of the $10 million required expenditure to earn a 70% interest in RTMD;

●	cash in the amount of $3 million to the Company upon exercise of the USAR option to acquire from the Company an additional 10% interest in RTMD, resulting in the aggregate ownership interest of 80% in RTMD;

●	bill of sale and assignment agreement of the Pilot Plant to RTMD;

●	the assignment and assumption regarding relevant contracts and permits with respect to RTMD; and

●	bill of sale and assignment agreement of existing data and intellectual property owned by USAR to RTMD.

In June 2023, the Company, USAR and the manager amended and restated the Operating Agreement and the following material amendments to the Operating Agreement were adopted:

Cash Calls

On the basis of the adopted program and budget then in effect, the manager will submit to each member monthly cash calls at least 10 days before the last day of each month, and within 10 days of receipt, (a) USAR will pay to RTMD, as an additional capital contribution, its proportionate share of the estimated cash requirements based on its interest and (b) the Company will either (i) pay to RTMD, as an additional capital contribution, its proportionate share of the estimated cash requirements based on its interest, or (ii) deliver to RTMD a written notice indicating what amount, if any, of the applicable estimated cash requirements that the Company will contribute (the “Notice of Non-Contribution”). Failure by the Company to deliver payment of its proportionate share of the estimated cash requirements, as an additional capital contribution, or to deliver a Notice of Non-Contribution within the 10 day period shall automatically be considered a “Deemed Non-Contribution” and shall have the same effect as if the Company provided a timely Notice of Non-Contribution with respect to non-contribution of its entire proportionate share of the applicable cash call.

Remedies for Failure to Meet Cash Calls

Non-Contribution. Capital contributions only will be made to fund programs and budgets. If the Company does not contribute all or any portion of any additional capital contribution that it is required to contribute pursuant to a Notice of Non-Contribution or a Deemed Non-Contribution (such unfunded amount shall be deemed the “Shortfall Amount”), then USAR shall fund the entire Shortfall Amount within 5 business days after the Notice of Non-Contribution or Deemed Non-Contribution.

Dilution. Upon the contribution of the Shortfall Amount by USAR, the interests of the members will be recalculated based on the adjustment provision set forth below in the sub-heading “– Adjustment of Interests”.

Maximum Dilution. The dilution of the Company shall not fall below a 3% interest in RTMD (the “Minimum Percentage Interest”). Upon the contribution by USAR of a Shortfall Amount which otherwise would result in a dilution of the Company’s interest below the Minimum Percentage Interest, USAR will receive a priority distribution of available cash, in addition to a distribution of available cash to which USAR otherwise is entitled to receive as a result of its proportionate additional capital contribution pursuant to the applicable cash call request, up to the Shortfall Amount that would have resulted in the Company’s interest being further diluted but for the Minimum Percentage Interest (the “Priority Distribution”). The Priority Distribution will continue until USAR has been reimbursed for its contribution of the Shortfall Amount that would have resulted in the Company having an interest below the Minimum Percentage Interest, after which time the members shall receive distributions of available cash pro rata in proportion to their respective interests.

Adjustment of Interests. If USAR contributes the Shortfall Amount, then the then current interest of the Company will be reduced (subject to the Minimum Percentage Interest), effective as of each cash call under an additional capital contribution for the applicable program and budget, by a fraction, expressed as a percentage:

●	the numerator of which equals the Shortfall Amount actually funded by USAR; and

●	the denominator of which equals the market capitalization of the Company.

Distributions

Cash in excess of authorized reserves will be distributed to the members pro-rata in proportion to their respective interests on a periodic basis as determined by the management committee. RTMD will be required to make tax distributions to each member. Once USAR has been paid the Priority Distribution, if applicable, all distributions made in connection with the sale or exchange of all or substantially all of RTMD’s assets and all distributions made in connection with the liquidation of RTMD will be made to the members pro-rata in accordance with their respective interests.

Other material terms of the Operating Agreement that remain unchanged as a result of the June 2023 amendment to the Operating Agreement are as follows:

Management.

A management committee will make the major decisions of RTMD, such as approval of the respective program and budget, and the manager will implement such decisions. The management committee consists of three representatives of the members, with two being appointed by USAR and one by the Company (currently Dan Gorski). The representatives vote the ownership percentage interests of their appointing member.

Management Committee Meetings.

Meetings will be held every three months unless otherwise agreed. For matters before the management committee that require a vote, voting is by simple majority except for certain “major decisions” that require a unanimous vote. So long as the Company maintains a 15% or greater ownership interest, the nine decisions identified in the bullet points below require unanimous approval. If the Company’s ownership interest falls below 15%, the number of unanimous decisions is reduced to five (being the first five bullet points below). If the Company is acquired by a REE mining company or sells its ownership interest to a REE mining company, in each case who elects a majority of the Company’s board, this unanimous approval requirement can be suspended by USAR, at its option. The major decisions requiring unanimous approval, as set forth above, are:

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

Drag-Along Right.

If USAR accepts a bona fide offer to purchase its entire ownership interest and all other rights under the Operating Agreement from an unrelated third party, the Company will then be obligated to sell its entire ownership interest and all other rights under the Operating Agreement to the unrelated third party on the same terms and conditions as are accepted by USAR.

Operations of the Round Top Project.

During the fiscal year ending August 31, 2025, the total cash calls by Round Top, and expenditures in Round Top, was $3,304,829 used primarily to optimize the leaching and developing of the CIX/CIC processing of the Round Top Project. During the six months ended February 28, 2026, there were cash calls by Round Top of $6,748,702 and in March 2026, there was a cash call by Round Top of $1,834,579. We have been informed by Round Top that the total remaining estimated budget for the 2026 calendar year is approximately $10,520,000, to be funded pro-rata by the Company and USAR. Initial process design work will be carried out at USAR’s facility in Wheat Ridge, Colorado. Pending completion of the initial process development, this facility will either be relocated to or replicated at USAR’s Oklahoma facility where a pilot plant is expected to be established. It is estimated that the Round Top Project will require additional time and further expenditure to complete a bankable feasibility study. The Company lacks sufficient capital to fund any cash calls during the current fiscal year or thereafter and we expect to incur dilution to our then current membership interest in lieu of funding our Round Top cash calls during 2026.

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

Discussions with Steeple Rock

The Company is in discussions with Steeple Rock Holding Company, LLC (“Steeple Rock”) to explore the possibility of entering into a mining venture involving (i) four mines, being the Billali mine, the Jim Crow  mine, the inactive Imperial mine, and the Carlisle mine, all located on patented mining claims in Grant County, New Mexico, and (ii) certain related assets including a 150 tons per day, unassembled flotation mill located in Duncan, Arizona. The Billali mine, Jim Crow mine and millsite have valid operating permits; the Imperial mine and the Carlisle mine do not.

The initial anticipated capital required for the potential project, in an amount to be determined and agreed upon by the parties, is expected to be used for the initiation of mining and milling operations.  There can be no assurance that our preliminary discussions will result in a definitive agreement or, if a definitive agreement is reached, the potential project will proceed on the preliminary and general terms described above or at all. Legal, regulatory, business and financial diligence, along with the procurement of necessary capital to proceed with this potential project in an amount to be determined (of which there can be no assurance the necessary capital can be procured to proceed with this potential project), will need to be satisfactorily completed by the parties, as well as other customary conditions and approvals.

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

If and upon the Closing of the Merger Agreement, the Carlisle mine and related real estate will be conveyed to Mr. Gorski in consideration of the cancellation and discharge of the $75,000 promissory note owed by the Company to Mr. Gorski.

Liquidity and Capital Resources

Recent Convertible Debt Financing

In February 2025, pursuant to the closing of the $1,098,000 of debt financing, the Company issued unsecured promissory notes in the principal amount of $1,098,000 and, as additional consideration for effecting the loans, the Company issued warrants to purchase an aggregate of up to 10,980,000 shares of common stock.

On August 9, 2025, the notes in an aggregate principal amount of $1,098,000 were converted by the holders into an aggregate of 3,660,000 shares of common stock pursuant to the terms of the fixed conversion rate in the notes. As a result of the conversion of the notes in the aggregate principal amount of $1,098,000 into an aggregate of 3,660,000 shares of common stock, these notes were extinguished in full.

During the six months ended February 28, 2026, (i) holders exercised warrants to purchase 2,100,000 shares of the Company’s common stock at an exercise price of $0.30 per share (resulting in the Company receiving aggregate cash consideration of $630,000) and (ii) holders of warrants to purchase 8,880,000 shares of common stock exercised these warrants on a cashless, net issuance exercise basis and were issued 6,187,472 shares of common stock. No warrants issued in connection with the February 2025 transaction remain outstanding.

Transfer of USAR Common Stock by Mr. Gorski to the Company and Subsequent Sale by the Company of the USAR Common Stock

On January 12, 2026, Mr. Gorski (chief executive officer and director of the Company) assigned to the Company 157,686 shares of USAR common stock that were previously issued by USAR to Mr. Gorski, originally as an award of incentive units granted by USAR to Mr. Gorski in May 2020 and subsequently such award of incentive units automatically converted into USAR common stock in connection with the closing of the USAR business combination in March 2025 (“Business Combination”), for his personal services rendered with respect to advancing the Round Top project. These shares of USAR common stock, when issued to Mr. Gorski as an award of incentive units in May 2020, had nominal value. As the result of USAR completing its Business Combination, its shares of common stock commenced trading on The Nasdaq Stock Market LLC and, as such, the market value of the USAR shares transferred to the Company by Mr. Gorski, based on the closing price on the date the shares were actually received by the Company, was approximately $3,480,000 and was recorded as additional paid-in capital. At February 28, 2026, the shares were marked to market and had a value of approximately $2,980,000 with an unrealized loss of approximately $500,000 recognized as an other (expense) in the consolidated statements of operations. On March 10, 2026, the Company sold these 157,686 shares of USAR common stock for total net proceeds of $2,999,000.

Liquidity

At February 28, 2026, our accumulated deficit was approximately $46,157,000 and our cash position was approximately $790,000. We had a working capital surplus of approximately $3,738,000. Round Top has not commenced commercial production on the Round Top Project. We have no revenues from operations and anticipate we will have no operating revenues until production from the Round Top Project, if any, of which there can be no assurance. This property is in the exploration stage.

During the six months ending February 28, 2026, we did not fund our cash call obligations pursuant to the Operating Agreement. In lieu of funding our $1,260,311 portion of the $6,748,702 total cash call by Round Top during the six months ended February 28, 2026, we incurred dilution in our membership interest, reducing our membership interest from 18.779% at August 31, 2025 to 18.505% at February 28, 2026. In March 2026, in lieu of funding our $339,104 portion of the April 2026 $1,834,579 total cash call by Round Top, we incurred dilution in our membership interest, reducing our membership interest from 18.505% to 18.422% at March 31, 2026. We have been informed by Round Top that the total remaining estimated budget for the 2026 calendar year is approximately $10,520,000, to be funded pro-rata by the Company and USAR. The Company likely will decide to incur dilution to its then current membership interest in lieu of funding in cash its Round Top budget obligations during the 2026 calendar year, as it currently does not have sufficient capital to fund any cash calls; consequently our ownership interest in the Round Top Project will likely be further diluted during the 2026 calendar year. We will be required to raise additional capital to fund future cash calls from Round Top (unless we elect in lieu of making cash contributions to continue diluting our membership interest percentage, which dilution could be significant, and there can be no assurance that we will be able to raise the necessary capital to fund future Round Top cash calls. We estimate that our current cash position is only sufficient to fund estimated general and administrative expenses (including costs related to the Merger Agreement and Transaction) through August 2026.

While we do not have sufficient cash on hand to fund any portion of the Round Top budget during our current fiscal year and through the end of the 2026 calendar year, we do estimate that we have sufficient capital to fund our estimated general and administrative expenses (including costs related to the Merger Agreement and Transaction) through August 31, 2026. Therefore, we will need to raise additional capital to fund our portion of the Round Top budget if we elect not to dilute our Round Top membership interest. If we elect to dilute our Round Top membership interest (through choice or as a result of the failure to raise capital), such event will result in the dilution to our Round Top membership interest. If we are not able to raise capital to fund our estimated general and administrative expenses past our current fiscal year, we will likely need to curtail operations. The most likely source of future financing presently available to us is through the sale of our securities. Any sale of our shares of common stock will result in dilution of equity ownership to existing stockholders. This means that if we sell shares of common stock, more shares will be outstanding and each existing stockholder will own a smaller percentage of the shares then outstanding. Moreover, the actual or perceived sale of additional shares of our common stock to raise capital could depress the price of our common stock which could adversely impact our ability to raise capital, result in more dilution to be incurred by existing stockholders, and also negatively impact the dilution calculation with respect to our Round Top membership interest. Alternatively, we may rely on debt financing and assume debt obligations that require us to make substantial interest and capital payments. Also, we may issue or grant warrants or options in the future pursuant to which additional shares of common stock may be issued. Exercise of such warrants or options will result in dilution of equity ownership to our existing stockholders. We have no firm commitment with respect to obtaining debt or equity financing and, accordingly, we will be reliant upon a best efforts financing strategy. Accordingly, there is no assurance that we will be able to raise necessary capital, if any, to (i) fund our portion of the Round Top budget during the fiscal year ending August 31, 2026 and through the end of the 2026 calendar year (in the event we decide not to incur dilution to our membership interest) and (ii) fund general and administrative expenses past our current fiscal year, the failure of which would likely cause us to curtail, discontinue or cease our operations.

Results of Operations

Six months ended February 28, 2026 and February 28, 2025

General and Revenue

We had no operating revenues during the six months ended February 28, 2026 and February 29, 2025. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $46,157,000 as of February 28, 2026.

Operating expenses, other income (expenses) and resulting losses from Operations.

We incurred exploration costs for the six months ended February 28, 2026 and February 28, 2025, in the amount of approximately $20,000 and $26,000, respectively. The expenditures for the six months ended February 28, 2026 and February 28, 2025 were primarily for exploration costs for the Black Hawk project in New Mexico. During the six months ended February 28, 2026 and February 28, 2025, any exploration expenditures for mining activities at Round Top were funded by RTMD. We account for our interest in RTMD under the proportional consolidation method. Under the proportional consolidation method, we record our share of expenses of RTMD within the income statement in the same line items that we would if we were to consolidate our financial statements with RTMD.

Our general and administrative expenses for the six months ended February 28, 2026 and February 28, 2025, respectively, were approximately $543,000 and $411,000. For the six months ended February 28, 2026 and February 28, 2025, this amount included approximately $168,000 and $104,000, respectively, in stock-based compensation to directors and Common Stock. The remaining expenditures were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

For the six months ended February 28, 2026 and February 28, 2025, we earned approximately $15,000 and $6,000, respectively, in interest income from depository accounts. Other expense for the six months ended February 28, 2026 includes approximately $500,000 as a change in value of our USAR common stock.

For the six months ended February 28, 2025, we recognized approximately $39,000 in interest expense related to accretion of debt discount recognized on our convertible notes.

We had losses from operations for the six months ended February 28, 2026 and February 28, 2025 totaling approximately $562,000 and $437,000, respectively.

We had net losses for the six months ended February 28, 2026 and February 28, 2025 totaling approximately $1,047,000 and $471,000, respectively.

Three months ended February 28, 2026 and 2025

General and Revenue

We had no operating revenues during the three months ended February 28, 2026 and February 28, 2025. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $46,157,000 as of February 28, 2026.

Operating expenses, other income (expenses) and resulting losses from Operations.

We incurred exploration costs for the three months ended February 28, 2026 and February 28, 2025 in the amount of approximately $15,000 and $4,000, respectively. The expenditures for the three months ended February 28, 2026 and February 28, 2025 were primarily for exploration costs for the Black Hawk project in New Mexico. During the three months ended February 28, 2026 and February 28, 2025, any exploration expenditures for mining activities at Round Top were funded by RTMD. We account for our interest in RTMD under the proportional consolidation method. Under the proportional consolidation method, we record our share of expenses of RTMD within the income statement in the same line items that we would if we were to consolidate our financial statements with RTMD.

Our general and administrative expenses for the three months ended February 28, 2026 and February 28, 2025 were approximately $296,000 and $200,000, respectively. For the three months ended February 28, 2026 and February 28, 2025, this amount included approximately $81,000 and $51,000, respectively, in stock-based compensation to directors. The remaining expenditures were primarily for payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

For the three months ended February 28, 2026 and February 28, 2025, we earned approximately $9,000 and $2,000, respectively, in interest income from depository accounts. Other expense for the three months ended February 28, 2026 includes approximately $500,000 as a change in value of our USAR common stock.

For the three months ended February 28, 2025, we recognized approximately $39,000 in interest expense related to accretion of debt discount recognized on our convertible notes.

We had losses from operations for the three months ended February 28, 2026 and February 28, 2025 totaling approximately $311,000 and $204,000, respectively.

We had net losses for the three months ended February 28, 2026 and February 28, 2025 totaling approximately $801,000 and $242,000, respectively.

Investment Company Act Exclusion

Section 3(c)(9) of the Investment Company Act of 1940, as amended (“1940 Act”), provides that a company “substantially all of whose business consists of owning or holding oil, gas, or other mineral royalties or leases, or fractional interests therein, or certificates of interest or participation in or investment contracts relative to such royalties, leases, or fractional interests” is not an investment company within the meaning of the 1940 Act. The Company has determined that this exemption applies to it giving consideration to the following four factors:

●	whether the exempted activity constitutes “substantially all” of our business;

	○	The Company has owned mineral leases (or a certificate of interest or participation in or investment contract relative to the mineral leases) since 2010, substantially all of our business from 2010 until May 2021 consisted of owning and developing the mineral leases and, after the May 2021 “farm-down” of our 100% interest in the mineral leases, substantially all of our business consists of owning and holding a certificate of interest or participation in or investment contract relative to the mineral leases now owned by RTMD (of which we are a member). The Company’s mineral assets historically, as well as the value of the certificate of interest at February 28, 2026, have been booked at cost in accordance with GAAP. We have an accumulated deficit of approximately $46,157,000 at February 28, 2026 as a result of owning and developing the Round Top Project.

●	whether we own or trade in the mineral leases;

	○	The Company has owned the mineral leases, which are now owned by RTMD, since 2010 and neither the Company nor RTMD is in the business of dealing or trading in the mineral leases.

●	what qualifies as an eligible asset for purposes of the exception; and

	○	The statute specifically references mineral leases and our mineral leases were owned by the Company and are now owned by RTMD. In accordance with Regulation S-K Item 1300 that governs disclosure by registrants engaged in mining operations, the definition of mineral resource is “a concentration or occurrence of material of economic interest in or on the Earth’s crust.” Our rare earth elements and minerals underlying the mineral leases meet that definition, as well as does coal, silver, gold and other material mined for economic value by registrants involved in mining operations. The SEC staff has recognized that an excepted entity can also engage in related business activities such as exploring, developing, and operating the eligible assets.

●	what qualifies as a “certificate of interest or participation in” or an “investment contract relative to” the eligible assets.

	○	The statute allows a Company to own a “certificate of interest” or “participation in” the mineral leases. The SEC staff has recognized that limited partnership interests and/or similar securities issued by entities that themselves own the leases constitute “certificate of interest or participation in or investment contracts” related to such leases. The Company’s 18.505% membership interest in RTMD as of February 28, 2026 constitutes a “certificate of interest or participation in” or “an investment contract relative to” the mineral leases that are owned by RTMD.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

As of the date of this Quarterly Report, other than as set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A, of the Annual Report on Form 10-K filed with the SEC on November 28, 2025. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. This Quarterly Report should be read in conjunction with the risk factors disclosed in our Annual Report and other reports we file with, or furnish to, the SEC. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Because the market price of USAR common stock will fluctuate, the Company’s stockholders cannot be sure of the trading price of the merger consideration they will receive as result of the Transaction.

In the Transaction, each share of Company common stock that is issued and outstanding immediately prior to the effective time of the First Merger shall automatically be cancelled and cease to exist in exchange for the right to receive a fraction of a newly issued share of USAR common stock equal to the total number of shares of Company common stock outstanding on the Closing, divided by the 3,823,328 shares of USAR common stock being issued in the Transaction. This exchange ratio is fixed and will not be adjusted for changes in the market price of either USAR common stock or the Company common stock. Changes in the price of USAR common stock between now and the time of the Transaction will affect the value that our stockholders will receive in the Transaction. Neither we nor USAR is permitted to terminate the Merger Agreement as a result of any increase or decrease in the market price of USAR common stock or Company common stock.

Stock price changes may result from a variety of factors, including general market and economic conditions, changes in USAR’s businesses, operations and prospects, and regulatory considerations, many of which are beyond our and USAR’s control. Therefore, at the time of the special meeting, our stockholders will not know the market value of the consideration that our stockholders will receive at the effective time. You should obtain current market quotations for USAR common stock and for Company common stock.

The Transaction is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete the Transaction in a timely manner or at all could have adverse effects on us.

The completion of the Transaction is subject to a number of conditions, including, among others, (i) the authorization for listing on Nasdaq of the shares of USAR common stock to be issued in connection with the Transaction, (ii) the absence of any order or law prohibiting consummation of the Transaction, (iii) the approval of the Transaction by our stockholders, (iv) with respect to each party’s obligation to consummate the Transaction, the performance by the other party of its respective obligations under the Merger Agreement in all material respects, and the accuracy of such other party’s representations and warranties in the Merger Agreement (subject to certain materiality qualifiers) and (v) no “material adverse effect” having occurred in respect of either party.

Under the Merger Agreement, either we or USAR may terminate the Merger Agreement if the Transaction has not been completed by December 4, 2026 or by any later date to which the parties may mutually agree. However, this right to terminate the Merger Agreement will not be available to any party that has breached its obligations under the Merger Agreement and who’s action or failure to act has primarily caused or resulted in the failure of the Transaction to be consummated on or before that date.

There can be no assurance that the conditions to the completion of the Transaction will be satisfied or waived or that the Transaction will be completed. The failure to satisfy all of the required conditions could delay the completion of the Transaction for a significant period of time or prevent it from occurring at all. If the Transaction is not completed, or if there are significant delays in completing the Transaction, the trading price of our common stock and our future business and financial results could be negatively affected, and we may be subject to several risks, including the following::

●	we may experience negative reactions from the financial markets, including negative impacts on the market price of Company common stock;
●	the manner in which industry contacts, business partners and other parties perceive us may be negatively impacted, which in turn could affect our operations or our ability to compete for new business or obtain renewals in the marketplace more broadly;
●	we may be required, under certain circumstances, to pay USAR a termination fee of $3,250,000 under the Merger Agreement;

●	we will be required to pay certain costs relating to the Transaction, whether or not the Transaction is completed, such as legal, accounting, financial advisor and printing fees;
●	under the Merger Agreement, we are subject to certain restrictions on the conduct of business prior to completion of the Transaction, which may adversely affect our ability to execute certain of its business strategies; and
●	matters relating to the Transaction may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company.

We also could be subject to litigation related to any failure to complete the Transaction or to enforcement proceedings commenced against us to perform obligations under the Merger Agreement. If the Transaction is not completed, we cannot assure our stockholders that the risks described above will not materialize and will not materially affect the business and financial results of the Company.

We may become subject to lawsuits relating to the Transaction, which could adversely affect our business, financial condition and operating results.

We and/or our respective directors and officers may become subject to lawsuits relating to the Transaction. Such litigation is very common in connection with acquisitions of public companies, regardless of the merits of the underlying acquisition. While we will evaluate and defend against any actions vigorously, the costs of the defense of such lawsuits and other effects of such litigation could have an adverse effect on our business, financial condition and operating results.

The Merger Agreement restricts us from pursuing alternatives to the Transaction.

The Merger Agreement contains provisions that restrict us from soliciting or entering into discussions with any third party regarding any competing proposal or offer for a competing transaction. This could prevent us from pursuing an alternative transaction that you may prefer or that may be more lucrative to our stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as set forth below, all unregistered sales of equity securities during the period covered by this Quarterly Report (including through the date hereof) were previously disclosed in our current reports on Form 8-K. For clarity, each of the October 2025 and November 2025 issuances described below was the result of a warrant exercise and the potential issuance of such shares of common stock underlying the warrant was previously disclosed in Item 3.02 of a Form 8-K filed in February 2025.

Date	Description	Number of Shares	Purchaser	Proceeds ($)	Consideration	Exemption (C)
October 2025	Common Stock	100,000	Warrant Holder	$30,000	Cash	Sec. 4(a)(2)
November 2025	Common Stock	500,000	Warrant Holder	$150,000	Cash	Sec. 4(a)(2)
January 2026	Common Stock	111,729	Directors	$Nil	Services	Sec. 4(a)(2)
February 2026	Common Stock	45,250	Consultant	$Nil	Services	Sec. 4(a)(2)
March 2026	Common Stock	123,581	Directors	$Nil	Services	Sec. 4(a)(2)

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended February 28, 2026, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit
No.	Description

2.1	Plan of Conversion, dated August 24, 2012, incorporated by reference to Exhibit 2.1 of our Form 8-K filed with the SEC on August 29, 2012.

2.2	Agreement and Plan of Merger, incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K filed with the SEC on March 5, 2026.

3.1	Delaware Certificate of Conversion, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on August 29, 2012.

3.2	Delaware Certificate of Incorporation, incorporated by reference to Exhibit 3.2 of our Form 8-K filed with the SEC on August 29, 2012.

3.3	Delaware Certificate of Amendment, incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on March 18, 2016

3.4	Delaware Bylaws, incorporated by reference to Exhibit 3.3 of our Form 8-K filed with the SEC on August 29, 2012.

4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.

10.1	Amended and Restated 2008 Stock Option Plan, incorporated by reference to Exhibit 10.1 of our Form 10-Q for the period ended May 31, 2011 filed with the SEC on July 15, 2011.

10.2	Mining Lease, incorporated by reference to Exhibit 10.2 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.

10.3	Mining Lease dated November 2011 with the State of Texas, incorporated by reference to Exhibit 10.3 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.4	Purchase option agreement dated September 2014 with the State of Texas, incorporated by reference to Exhibit 10.4 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.5	Groundwater lease dated September 2014 with the State of Texas, incorporated by reference to Exhibit 10.5 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.6	ReeTech Operating Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on July 21, 2015.

10.7	Amendment Number One to the Reetech Operating Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on November 30, 2015.

10.8	Amendment Number One to the TRER License, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K as filed with the Commission on November 30, 2015.

10.9*	Director’s Agreement by and between the Company and Anthony Marchese, incorporated by reference to Exhibit 10.6 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011.

10.10*	Summary of Dan Gorski Employment Arrangement, incorporated by reference to Exhibit 10.10 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.11*	Summary of Wm. Chris Mathers Employment Arrangement, incorporated by reference to Exhibit 10.11 of of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.12*	Option Agreement for Wm. Chris Mathers incorporated by reference to Exhibit 10.21 of our Amendment No. 2 to its Registration Statement on Form S-1 (333-172116) filed with the SEC on May 25, 2011.

10.13*	Form of Directors Option Agreement incorporated by reference to Exhibit 10.22 of our Amendment No. 2 to its Registration Statement on Form S-1 (333- 172116) filed with the SEC on May 25, 2011.

10.14	Consulting Agreement between the Company and Chemetals, Inc., dated January 22, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2013.

10.15	Lease Agreement between the Company and Southwest Range & Wildlife Foundation, Inc., dated March 6, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2013.

10.16	Variation agreement with Morzev PTY LTD. (USA Rare Earth) dated October 2018, incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.17	Amended and Restated Option Agreement with Morzev (USA Rare Earth) dated August 2019, incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2019 filed with the SEC on November 27, 2019.

10.18	First Amendment to the Amended and Restated Option Agreement with USA Rare Earth dated June 29, 2020, incorporated by reference to Appendix A of the definitive proxy statement on Schedule 14A filed with the SEC on July 15, 2020.

10.19	Mining lease dated September 2011, incorporated by reference to Exhibit 10.19 of the Form 10-K for the period ended August 31, 2020 filed with the SEC on November 30, 2020.

10.20	Contribution Agreement, effective as of May 17, 2021, among USA Rare Earth, LLC, Texas Mineral Resources Corp., and Round Top Mountain Development, LLC, filed with the SEC on Form 8-K on May 21, 2021.

10.21	Limited Liability Company Agreement dated effective as of May 17, 2021, among USA Rare Earth, LLC, Texas Mineral Resources Corp., and Round Top Mountain Development, LLC, filed with the SEC on Form 8-K on May 21, 2021.

10.22	Mineral Exploration and Option Agreement dated effective October 7, 2021 between Standard Silver Corp. and Santa Fe Gold Corporation, filed with the SEC on Form 8-K on November 10, 2021.

10.23	Amended and Restated Limited Liability Company Agreement dated effective as of June 26, 2023, among USA Rare Earth, LLC, Texas Mineral Resources Corp., and Round Top Mountain Development, LLC, filed with the SEC on Form 8-K on June 27, 2023.

10.24	First Amendment to Mineral Exploration and Option Agreement dated May 23, 2024 among Standard Silver Corp. and Santa Fe Gold Corporation, filed with the SEC on Form 8-K on May 30, 2024.

10.25	Purchase and Sale Agreement by and between Standard Silver Corporation and Daniel E Gorski and Patrice Gorski dated December 3, 2024.

10.26	Assignment of shares of common stock by Daniel Gorski to Texas Mineral Resources Corp, incorporated by reference to Exhibit 10.26 of the Company’s quarterly report on Form 10-Q filed with the SEC on January 14, 2026.

10.27	Form of Voting and Support Agreement, incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on March 5, 2026.

19.1	Insider Trading Policy, incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2024 filed with the SEC on November 29, 2024.

21.1	List of Subsidiaries, incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the period ended August 31, 2024 filed with the SEC on November 29, 2024.

31.1(1)	Certification by Chief Executive Officer

31.2(1)	Certification by Chief Financial Officer

32.1(1)	Section 1350 Certification by Chief Executive Officer

32.2(1)	Section 1350 Certification by Chief Financial Officer

101.INS(1)	XBRL Instance Document 101.SCH(1) XBRL Taxonomy Extension – Schema

101.CAL(1)	XBRL Taxonomy Extension – Calculations 101.DEF(1) XBRL Taxonomy Extension – Definitions 101.LAB(1) XBRL Taxonomy Extension – Labels 101.PRE(1) XBRL Taxonomy Extension – Presentations

*	Management contract or compensatory plan or arrangement.

(1)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at February 28, 2026 and August 31, 2025; (ii) Consolidated Statements of Operations for the three and six months ended February 28, 2026 and February 28, 2025; (iii) Consolidated Statements of Cash Flows for the six months ended February 28, 2026 and February 28, 2025; (iv) Consolidated Statements of Shareholders’ Equity for the three and six months ended February 28, 2026 and February 28, 2025; and (v) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS MINERAL RESOURCES CORP.

Date: April 14, 2026

/s/ Daniel E. Gorski
Daniel E. Gorski, duly authorized officer Chief Executive Officer and Principal Executive Officer

Date: April 14, 2026

/s/ Wm Chris Mathers
Wm Chris Mathers, Chief Financial Officer and Principal Financial and Accounting Officer