Form 10-Q
period 2026-05-31
Texas Mineral Resources Corp.
filed 2026-06-30
CIK 1445942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2026

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

Number of shares of issuer’s common stock outstanding as of June 30, 2026: 88,339,693.

TEXAS MINERAL RESOURCES CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31,	August 31,
	2026	2025
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,606,393	$590,350
Prepaid expenses and other current assets	63,050	41,460

Total current assets	2,669,443	631,810

Restricted investment	38,766	38,766
Mineral properties, net	490,606	490,606

TOTAL ASSETS	$3,198,815	$1,161,182

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$171,352	$50,400
Notes payable, related party	75,000	75,000

Total current liabilities and liabilities	246,352	125,400

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001; 10,000,000 shares
authorized, no shares issued and oustanding
as of May 31, 2026 and August 31, 2025	—	—
Common stock, par value $0.01; 100,000,000 shares
authorized, 88,339,693 and 78,855,273 shares
issued and oustanding as of May 31, 2026
and August 31, 2025, respectively	883,397	788,553
Additional paid-in capital	49,541,198	45,357,513
Accumulated deficit	(47,472,132)	(45,110,284)

Total shareholders' equity	2,952,463	1,035,782

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,198,815	$1,161,182

The accompanying notes are an integral part of these interim consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine and Three Months Ended May 31, 2026 and 2025
(Unaudited)

	Nine Months Ended		Three Months Ended
	2026	2025	2026	2025

OPERATING EXPENSES
Exploration costs	$25,564	$281,387	$6,047	$255,650
General and administrative expenses	1,886,433	661,394	1,343,870	250,000

Total operating expenses	1,911,997	942,781	1,349,917	505,650

LOSS FROM OPERATIONS	(1,911,997)	(942,781)	(1,349,917)	(505,650)

OTHER INCOME (EXPENSE)
Interest expense	—	(346,858)	—	(307,433)
Change in value of equity securities	(484,097)	—	15,768	—
Other income	34,246	14,950	19,422	9,444

Total other income (expense)	(449,851)	(331,908)	35,190	(297,989)

NET LOSS	$(2,361,848)	$(1,274,689)	$(1,314,727)	$(803,639)

Net loss per share:
Basic and diluted net loss per share	$(0.03)	$(0.02)	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	83,572,625	74,707,698	88,251,871	74,955,649

The accompanying notes are an integral part of these interim consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.
CONSOLIDATED STATEMENTS OF CASHFLOWS
For the Nine Months Ended May 31, 2026 and 2025
(Unaudited)

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,361,848)	$(1,274,689)
Adjustments to reconcile net loss to net cash used
in operating activities:
Stock based compensation	168,399	183,839
Accretion of debt discount	—	346,858
Change in value of equity securities	484,097	—
Changes in current assets and liabilities:
Prepaid expenses and other current assets	(21,590)	18,645
Accounts payable and accrued liabilities	120,952	16,630

Net cash used in operating activities	(1,609,990)	(708,717)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equity securities	2,996,033	—
Purchases of restricted investment	—	(37,600)

Net cash (provided by) used in investing activities	2,996,033	(37,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants	630,000	—
Proceeds from convertible notes and detachable warrants	—	1,098,000

Net cash provided by financing activities	630,000	1,098,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,016,043	351,683
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	590,350	428,197

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,606,393	$779,880

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$—	$—

Taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES

Mineral properties acquired under notes
payable, related party	$—	$75,000

Issuance of detachable warrants and discount on
convertible notes	$—	$746,133

Contribution of marketable equity securities	$3,480,130	$746,133

The accompanying notes are an integral part of these interim consolidated financial statements.

TEXAS MINERAL RESOURCES CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Nine Months Ended May 31, 2026 and 2025
(Unaudited)

					Additional
	Preferred Stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at August 31, 2025	—	$—	78,855,273	$788,553	$45,357,513	$(45,110,284)	$1,035,782

Stock based compensation	—	—	123,132	1,231	85,769	—	87,000
Common stock issued upon cashless exercise of options	—	—	257,407	2,574	(2,574)	—	—
Common stock issued upon exercise of options and
warrants			2,100,000	21,000	609,000	—	630,000
Net loss	—	—	—	—	—	(245,787)	(245,787)

Balance at November 30, 2025	—	—	81,335,812	813,358	46,049,708	(45,356,071)	1,506,995

Stock based compensation	—	—	111,729	1,117	80,282	—	81,399
Common stock issued upon cashless exercise of
options and warrants	—	—	6,768,571	67,686	(67,686)	—	—
Contribution of marketable equity securities	—	—	—	—	3,480,130	—	3,480,130
Net loss	—	—	—	—	—	(801,334)	(801,334)

Balance at February 28, 2026	—	—	88,216,112	882,161	49,542,434	(46,157,405)	4,267,190

Common stock issued as payment of accrued director's
fees	—	—	123,581	1,236	(1,236)	—	—
Net loss	—	—	—	—	—	(1,314,727)	(1,314,727)

Balance at May 31, 2026	—	$—	88,339,693	$883,397	$49,541,198	$(47,472,132)	$2,952,463

Balance at August 31, 2024	—	$—	74,343,826	$743,439	$43,297,421	$(43,177,031)	$863,829

Common stock issued for services	—	—	244,599	2,446	50,391	—	52,837
Net loss	—	—	—	—	—	(229,097)	(229,097)

Balance at November 30, 2024	—	—	74,588,425	745,885	43,347,812	(43,406,128)	687,569

Common stock issued for services	—	—	244,599	2,446	48,224	—	50,670
Issuance of detachable warrants	—	—	—	—	746,133	—	746,133
Net loss	—	—	—	—	—	(241,953)	(241,953)

Balance at February 29, 2025	—	—	74,833,024	748,331	44,142,169	(43,648,081)	1,242,419

Common stock and stock options issued for services	—	—	197,922	1,979	78,353	—	80,332
Net loss	—	—	—	—	—	(803,639)	(803,639)

Balance at May 31, 2025	—	$—	75,030,946	$750,310	$44,220,522	$(44,451,720)	$519,112

The accompanying notes are an integral part of these interim consolidated financial statements.

Texas Mineral Resources Corp.

Notes to Interim Consolidated Financial Statements

May 31, 2026

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

Going Concern

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit from inception through May 31, 2026, of approximately $47,472,000 and has yet to achieve profitable operations, and projects further losses in the development of its business.

At May 31, 2026, the Company had a working capital surplus of approximately $2,423,000, however the Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should we be unable to continue as a going concern.

We do not have sufficient cash on hand to fund our portion of the Round Top budget, being our portion of the Round Top cash calls, during our current fiscal year. We believe we have sufficient capital to fund our estimated general and administrative expenses through August 31, 2026. Failure by the Company to fund required cash calls to Round Top during the twelve-month period from the issuance date of these interim financial statements would result in dilution to its membership interest in Round Top, which is 18.271% at May 31, 2026. Accordingly, the Company may be required to raise additional capital to fund its Round Top cash call obligations and there can be no assurance that the Company will be able to raise the necessary capital to fund its cash calls if it elects not to dilute its membership interest in lieu of funding the cash calls. Based on these factors, there is substantial doubt as to the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of these interim financial statements.

Texas Mineral Resources Corp.

Notes to Interim Consolidated Financial Statements

May 31, 2026

(Unaudited)

Segment Reporting

In accordance with ASC Topic 280 - “Segment Reporting (ASC 280)” the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any material intra-segment sales and transfers of assets. The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer (the “CEO”). The CEO, with the Chief Financial Officer, assesses the performance and makes operating decisions of the Company on a consolidated basis, based on the Company’s net increase/decrease in shareholder’s equity resulting from operations (“net income”/“net loss”). Company assets are not reviewed by the CODM at a different asset level or category, but at the consolidated level. As the Company’s operations are comprised of a single operating segment, the segment assets are reflected on the accompanying Consolidated Balance Sheets as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

NOTE 2 – MERGER AGREEMENT

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

(a)	Merger Sub 1 will merge with and into the Company (the “First Merger”), the separate existence of Merger Sub 1 will cease, and the Company will be the surviving corporation of the First Merger and a wholly owned subsidiary of USAR;

(b)	the surviving corporation of the First Merger will merge with and into Merger Sub 2 (the “Second Merger”), the separate existence of that surviving corporation will cease, and Merger Sub 2 will be the surviving company of the Second Merger and a wholly owned subsidiary of USAR that holds all of the assets of the Company;

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

Under the Merger Agreement, each share of Company common stock that is issued and outstanding immediately prior to the effective time of the First Merger (excluding any shares of Company common stock as to which dissenters’ rights have been properly exercised and shares of Company common stock owned by USAR, the Company or any of their respective direct or indirect wholly owned subsidiaries) shall automatically be converted into the right to receive that portion of a validly issued, fully paid and nonassessable share of USAR common stock equal to the quotient obtained by dividing (a) 3,823,328 by (b) the aggregate number of shares of Company common stock outstanding on a fully diluted basis at the effective time of the First Merger.

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

NOTE 4 – MINERAL PROPERTIES

The following discussion under “RTMD Mineral Properties” provides a history of the ownership and obligations of the Round Top Project, of which we, as of May 31, 2026, held a 18.271% proportionate interest and USA Rare Earth, Inc. (“USAR”) held an 81.729% proportionate interest.

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

May 31, 2026

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

May 31, 2026

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

See Note 2 – Merger Agreement, for additional information.

NOTE 5 – RECLAMATION

In connection with a Minimum Impact Exploration Permit No. GR094EM issued by the New Mexico Mining and Minerals Division, the Company was required to provide an irrevocable standby letter of credit as financial support for reclamation costs. As of both May 31, 2026 and August, 31, 2025, there were $38,766 of outstanding letters of credit. The Company has legally pledged a certificate of deposit in the amount of $38,766, which is included in non-current restricted investments, for purposes of settling reclamation obligations that may become due.

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

Texas Mineral Resources Corp.

Notes to Interim Consolidated Financial Statements

May 31, 2026

(Unaudited)

In February 2025, pursuant to the closing of $1,098,000 of debt financing in accordance with loan agreements, the Company issued unsecured promissory notes in the principal amount of $1,098,000 (which notes were converted in full into 3,660,000 shares of common stock in August 2025) and, as additional consideration for effecting the loans, the Company issued five-year warrants to purchase an aggregate of up to 10,980,000 shares of common stock. During the nine months ended May 31, 2026, (i) holders exercised warrants to purchase 2,100,000 shares of the Company’s common stock at an exercise price of $0.30 per share (resulting in the Company receiving aggregate cash consideration of $630,000) and (ii)  holders of warrants to purchase 8,880,000 shares of common stock exercised these warrants on a cashless, net issuance exercise basis and were issued 6,187,472 shares of common stock. As of May 31, 2026, no warrants issued in connection with the February 2025 transaction remain outstanding.

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

In February, 2026, the Company entered into an option redemption-exchange agreement with a consultant whereby the consultant’s options to purchase 340,000 shares of Company common stock at an exercise price of $1.97 per share, issued by the Company to a consultant in accordance with a consulting agreement dated August 31, 2013, as subsequently amended, were redeemed in full by the Company in exchange for the issuance by the Company of 45,250 shares of Company common stock.

During the quarter ended February 28, 2026, the Company recognized stock compensation and a corresponding charge to additional paid-in capital in the amount of $81,399 for director’s fees earned during the quarter. The Company issued the related 123,581 shares of common stock in March 2026.

NOTE 7 – RELATED PARTIES

In December 2024, the Company acquired an ownership interest in the Carlisle mine and related real estate from Dan Gorski, the Company’s chief executive officer and a director, in consideration for a promissory note in the amount of $75,000. See Note 2 – Merger Agreement and Note 3 – Mineral Properties, for additional information.

On January 12, 2026, Mr. Gorski (chief executive officer and director of the Company) assigned to the Company 157,686 shares of USAR common stock that were previously issued by USAR to Mr. Gorski, originally as an award of incentive units granted by USAR to Mr. Gorski in May 2020 and subsequently such award of incentive units automatically converted into USAR common stock in connection with the closing of the USAR business combination in March 2025 (“Business Combination”), for his personal services rendered with respect to advancing the Round Top project. These shares of USAR common stock, when issued to Mr. Gorski as an award of incentive units in May 2020, had nominal value. As the result of USAR completing its Business Combination, its shares of common stock commenced trading on The Nasdaq Stock Market LLC and, as such, the market value of the USAR shares transferred to the Company by Mr. Gorski, based on that closing price on the date the shares were actually received by the Company (a level 1 input), was approximately $3,480,000 and was recorded as additional paid-in capital. On March 10, 2026, the Company sold its 157,686 shares of USAR common stock, assigned by Mr. Gorski to the Company on January 12, 2026, for total net proceeds of $2,996,033.

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

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

●	risks of being classified as an “exploration stage” company for purposes of SEC Regulation S-K Item 1300;

●	risks associated with our ability to continue as a going concern in future periods;

●	risks associated with our history of losses and need for additional financing;

●	risks associated with our ability to raise capital on acceptable terms, if at all;

●	risks associated with our operating history;

●	risks associated with owning a membership interest in Round Top which may be diluted (which could be significant) if we are unable to fund our cash call obligations and elect to dilute our ownership interest in Round Top in lieu of funding our cash calls per the amended RTMD Operating Agreement (as of May 31, 2026, our membership interest was 18.271%);

●	risks associated with our properties;

●	risks associated with the lack of history in producing metals from the Round Top Project;

●	risks associated with our need for additional financing to fund our cash call obligations with respect to Round Top, as well as the requirement in general for additional capital to further develop, the Round Top Project;

●	risks associated with owing a minority interest in Round Top;

●	risks associated with exploration activities not being commercially successful (as there is no assurance that Round Top will be commercially successful);

●	risks associated with ownership of surface rights and other title issues with respect to the Round Top Project;

●	risks associated with pursuing a potential Santa Fe joint venture arrangement and ability to finance such potential arrangement;

●	risks associated with the Steeple Rock non-binding letter of intent regarding a possible mining venture and ability to finance such possible arrangement;

●	risks associated with increased costs affecting our financial condition;

●	risks associated with a shortage of equipment and supplies adversely affecting our ability to operate properties;

●	risks associated with mining and mineral exploration being inherently dangerous;

●	risks associated with any mineralization estimates;

●	risks associated with changes in any mineralization estimates affecting the economic viability of the properties;

●	risks associated with uninsured risks;

●	risks associated with mineral operations being subject to market forces beyond our control;

●	risks associated with fluctuations in commodity prices, and in particular rare earth elements and other critical minerals that are necessary for energy transition;

●	risks associated with permitting, licenses and approval processes;

●	risks associated with governmental and environmental regulations;

●	risks associated with future legislation regarding the mining industry and climate change;

●	risks associated with potential environmental lawsuits;

●	risks associated with land reclamation requirements;

●	risks associated with rare earth and mining in general presenting potential health risks;

●	risks related to competition in the mining and rare earth elements industries;

●	risks related to macroeconomic conditions, both in the United States and internationally, including without limitation inflation, high interest rates, tariffs and other economic measures implemented by President Trump, and supply chain issues;

●	risks associated with cybersecurity threats, breaches, and disruptions associated therewith;

●	risks related to our ability to manage growth;

●	risks related to the potential difficulty of attracting and retaining qualified personnel;

●	risks related to our dependence on key personnel;

●	risks related to conducting our business in order to be excluded from the definition of an “investment company” under the Investment Company Act of 1940;

●	risks related to ongoing global hostilities, both in Ukraine and the Middle East (Iran and Israel in particular), and other possible international conflicts;

●	risks related to our United States Securities and Exchange Commission (the “SEC”) filing history; and

●	risks related to our securities.

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

(a)	Merger Sub 1 will merge with and into the Company (the “First Merger”), the separate existence of Merger Sub 1 will cease, and the Company will be the surviving corporation of the First Merger and a wholly owned subsidiary of USAR;

(b)	the surviving corporation of the First Merger will merge with and into Merger Sub 2 (the “Second Merger”), the separate existence of that surviving corporation will cease, and Merger Sub 2 will be the surviving company of the Second Merger and a wholly owned subsidiary of USAR that holds all of the assets of the Company;

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

Under the Merger Agreement, each share of Company common stock that is issued and outstanding immediately prior to the effective time of the First Merger (excluding any shares of Company common stock as to which dissenters’ rights have been properly exercised and shares of Company common stock owned by USAR, the Company or any of their respective direct or indirect wholly owned subsidiaries) shall automatically be converted into the right to receive that portion of a validly issued, fully paid and nonassessable share of USAR common stock equal to the quotient obtained by dividing (a) 3,823,328 by (b) the aggregate number of shares of Company common stock outstanding on a fully diluted basis at the effective time of the First Merger.

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

Our financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit from inception through May 31, 2026, of approximately $47,472,000 and has yet to achieve profitable operations, and projects further losses in the development of its business. At May 31, 2026, the Company had a working capital surplus of approximately $2,423,000; however the Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The Company doesn’t expect to generate revenue from operations in the near future.

The Company does not have sufficient capital to fund its portion of the Round Top cash calls expected during the fiscal year ending August 31, 2026 or thereafter. The Company has sufficient cash to fund expected general and administrative expenses and related costs (including costs related to the Merger Agreement and Transaction) through August 31, 2026. During the nine months ended May 31, 2026, we did not fund our $2,257,775 portion of the $12,171,579 total cash call by Round Top, and elected to incur dilution to our Round Top membership interest which was reduced to 18.271% at May 31, 2026. Subsequent to May 31, 2026, pursuant to the June 2026 cash call of $1,708,453 (our portion of the cash call was $311,741), we did not fund our portion, and we elected to incur dilution to our Round Top membership interest which was reduced to 18.265% at June 30, 2026. We have been informed by Round Top that anticipated Round Top capital calls for calendar 2026 could be as much as $50,000,000, to be funded pro-rata by the Company and USAR. The failure of the Company to make required cash calls to Round Top during the remainder of the 2026 calendar year will result in further dilution to our current 18.265% ownership interest. We currently expect to incur continued dilution to our membership interest in Round Top rather than to fund our cash call obligations during the remainder of the 2026 calendar year. There can be no assurance that the Company will be able to raise the necessary capital to fund its cash calls (if it determines not to continue to incur dilution). We have no firm commitments for equity or debt financing and any financing that may be obtained will be on a best efforts basis. Based on these factors, there is substantial doubt as to the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of these financial statements. The failure to obtain sufficient financing may cause us to curtail, cease or discontinue operations.

Overview of Round Top Project

We are a mining company engaged in the business of owning, acquiring, exploring and developing mineral properties. As of the filing date of this Form 10-Q, we currently own an 18.265% membership interest in Round Top, which entity holds two mineral property leases with the GLO to explore and develop a 950-acre rare earths project located in Hudspeth County, Texas, known as the Round Top Project. The leases expire in 2030 with provisions for automatic renewal if Round Top is producing in paying quantities (the receipt from the sale of materials exceeds all costs and expenses associated therewith for the prior 12 months). Round Top also holds prospecting permits covering 9,345 acres adjacent to the Round Top Project. The business strategy of Round Top is to develop a metallurgical process to concentrate or otherwise extract the metals from the Round Top Project’s rhyolite, conduct additional engineering, design, geotechnical work, and permitting necessary for a bankable feasibility study and then to extract mineral resources from the Round Top Project. There can be no assurance that Round Top will be successful in this endeavor. The Round Top Project has not established as of the date hereof that any of the properties contain any probable mineral reserves or proven mineral reserves under Item 1300 of Regulation S-K nor can there be any assurance that this will occur.

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

Operations of the Round Top Project.

During the fiscal year ending August 31, 2025, the total cash calls by Round Top, and expenditures in Round Top, was $3,304,829 used primarily to optimize the leaching and developing of the CIX/CIC processing of the Round Top Project. During the nine months ended May 31, 2026, there were cash calls by Round Top totaling $12,171,579 and in June 2026, there was a cash call by Round Top of $1,708,453. We have been informed by Round Top that anticipated Round Top capital calls for calendar 2026 could be as much as $50,000,000, to be funded pro-rata by the Company and USAR. Initial process design work will be carried out at USAR’s facility in Wheat Ridge, Colorado. Pending completion of the initial process development, this facility will either be relocated to or replicated at USAR’s Oklahoma facility where a pilot plant is expected to be established. It is estimated that the Round Top Project will require additional time and further expenditure to complete a bankable feasibility study. The Company lacks sufficient capital to fund any cash calls during the current fiscal year or thereafter and we expect to incur dilution to our then current membership interest in lieu of funding our Round Top cash calls during 2026.

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

During the nine months ended May 31, 2026, (i) holders exercised warrants to purchase 2,100,000 shares of the Company’s common stock at an exercise price of $0.30 per share (resulting in the Company receiving aggregate cash consideration of $630,000) and (ii) holders of warrants to purchase 8,880,000 shares of common stock exercised these warrants on a cashless, net issuance exercise basis and were issued 6,187,472 shares of common stock. No warrants issued in connection with the February 2025 transaction remain outstanding.

Transfer of USAR Common Stock by Mr. Gorski to the Company and Subsequent Sale by the Company of the USAR Common Stock

On January 12, 2026, Mr. Gorski (chief executive officer and director of the Company) assigned to the Company 157,686 shares of USAR common stock that were previously issued by USAR to Mr. Gorski, originally as an award of incentive units granted by USAR to Mr. Gorski in May 2020 and subsequently such award of incentive units automatically converted into USAR common stock in connection with the closing of the USAR business combination in March 2025 (“Business Combination”), for his personal services rendered with respect to advancing the Round Top project. These shares of USAR common stock, when issued to Mr. Gorski as an award of incentive units in May 2020, had nominal value. As the result of USAR completing its Business Combination, its shares of common stock commenced trading on The Nasdaq Stock Market LLC and, as such, the market value of the USAR shares transferred to the Company by Mr. Gorski, based on the closing price on the date the shares were actually received by the Company, was approximately $3,480,000 and was recorded as additional paid-in capital. On March 10, 2026, the Company sold these 157,686 shares of USAR common stock for total net proceeds of $2,996,033.

Liquidity

At May 31, 2026, our accumulated deficit was approximately $47,472,000 and our cash position was approximately $2,606,000. We had a working capital surplus of approximately $2,423,000. Round Top has not commenced commercial production on the Round Top Project. We have no revenues from operations and anticipate we will have no operating revenues until production from the Round Top Project, if any, of which there can be no assurance. This property is in the exploration stage.

During the nine months ending May 31, 2026, we did not fund our cash call obligations pursuant to the Operating Agreement. In lieu of funding our $2,257,775 portion of the $12,171,579 total cash call by Round Top during the nine months ended May 31, 2026, we incurred dilution in our membership interest, reducing our membership interest from 18.779% at August 31, 2025 to 18.271% at May 31, 2026. In June 2026, in lieu of funding our $311,741 portion of the June 2026 cash call totaling $1,708,453, we incurred dilution in our membership interest, reducing our membership interest from 18.271% to 18.265% at June 30, 2026. We have been informed by Round Top that anticipated Round Top capital calls for calendar 2026 could be as much as $50,000,000, to be funded pro-rata by the Company and USAR. The Company likely will decide to incur dilution to its then current membership interest in lieu of funding in cash its Round Top budget obligations during the 2026 calendar year, as it currently does not have sufficient capital to fund any cash calls; consequently our ownership interest in the Round Top Project will likely be further diluted during the 2026 calendar year. We will be required to raise additional capital to fund future cash calls from Round Top (unless we elect in lieu of making cash contributions to continue diluting our membership interest percentage, which dilution could be significant, and there can be no assurance that we will be able to raise the necessary capital to fund future Round Top cash calls. We estimate that our current cash position is only sufficient to fund estimated general and administrative expenses (including costs related to the Merger Agreement and Transaction) through August 2026.

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

Results of Operations

Nine months ended May 31, 2026 and May 31, 2025

General and Revenue

We had no operating revenues during the nine months ended May 31, 2026 and May 31, 2025. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $47,472,000 as of May 31, 2026.

Operating expenses, other income (expenses) and resulting losses from Operations.

We incurred exploration costs for the nine months ended May 31, 2026 and May 31, 2025, in the amount of approximately $26,000 and $281,000, respectively. The expenditures for the nine months ended May 31, 2026 and May 31, 2025 were primarily for exploration costs for the Black Hawk project in New Mexico. During the nine months ended May 31, 2026 and May 31, 2025, any exploration expenditures for mining activities at Round Top were funded by RTMD. We account for our interest in RTMD under the proportional consolidation method. Under the proportional consolidation method, we record our share of expenses of RTMD within the income statement in the same line items that we would if we were to consolidate our financial statements with RTMD.

Our general and administrative expenses for the nine months ended May 31, 2026 and May 31, 2025, respectively, were approximately $1,886,000 and $661,000. For the nine months ended May 31, 2026 and May 31, 2025, this amount included approximately $168,000 and $184,000, respectively, in stock-based compensation to directors and Common Stock. The remaining expenditures were primarily for legal fees associated with the Merger Agreement, payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

For the nine months ended May 31, 2026 and May 31, 2025, we earned approximately $34,000 and $15,000, respectively, in interest income from depository accounts. Other expense for the nine months ended May 31, 2026 includes approximately $484,000 as a change in value of our USAR common stock.

For the nine months ended May 31, 2025, we recognized approximately $347,000 in interest expense related to accretion of debt discount recognized on our convertible notes.

We had losses from operations for the nine months ended May 31, 2026 and May 31, 2025 totaling approximately $1,912,000 and $943,000, respectively.

We had net losses for the nine months ended May 31, 2026 and May 31, 2025 totaling approximately $2,362,000 and $1,275,000, respectively.

Three months ended May 31, 2026 and 2025

General and Revenue

We had no operating revenues during the three months ended May 31, 2026 and May 31, 2025. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $47,472,000 as of May 31, 2026.

Operating expenses, other income (expenses) and resulting losses from Operations.

We incurred exploration costs for the three months ended May 31, 2026 and May 31, 2025 in the amount of approximately $6,000 and $256,000, respectively. The expenditures for the three months ended May 31, 2026 and May 31, 2025 were primarily for exploration costs for the Black Hawk project in New Mexico. During the three months ended May 31, 2026 and May 31, 2025, any exploration expenditures for mining activities at Round Top were funded by RTMD. We account for our interest in RTMD under the proportional consolidation method. Under the proportional consolidation method, we record our share of expenses of RTMD within the income statement in the same line items that we would if we were to consolidate our financial statements with RTMD.

Our general and administrative expenses for the three months ended May 31, 2026 and May 31, 2025 were approximately $1,344,000 and $250,000, respectively. For the three months ended May 31, 2026 and May 31, 2025, this amount included approximately $0 and $80,000, respectively, in stock-based compensation to directors. The remaining expenditures were primarily for legal fees associated with the Merger Agreement, payroll and related taxes and benefits, professional fees and other general and administrative expenses necessary for our operations.

For the three months ended May 31, 2026 and May 31, 2025, we earned approximately $19,000 and $9,000, respectively, in interest income from depository accounts. Other income for the three months ended May 31, 2026 includes approximately $16,000 as a change in value of our USAR common stock.

For the three months ended May 31, 2025, we recognized approximately $307,000 in interest expense related to accretion of debt discount recognized on our convertible notes.

We had losses from operations for the three months ended May 31, 2026 and May 31, 2025 totaling approximately $1,350,000 and $506,000, respectively.

We had net losses for the three months ended May 31, 2026 and May 31, 2025 totaling approximately $1,315,000 and $804,000, respectively.

Investment Company Act Exclusion

Section 3(c)(9) of the Investment Company Act of 1940, as amended (“1940 Act”), provides that a company “substantially all of whose business consists of owning or holding oil, gas, or other mineral royalties or leases, or fractional interests therein, or certificates of interest or participation in or investment contracts relative to such royalties, leases, or fractional interests” is not an investment company within the meaning of the 1940 Act. The Company has determined that this exemption applies to it giving consideration to the following four factors:

●	whether the exempted activity constitutes “substantially all” of our business;

	○	The Company has owned mineral leases (or a certificate of interest or participation in or investment contract relative to the mineral leases) since 2010, substantially all of our business from 2010 until May 2021 consisted of owning and developing the mineral leases and, after the May 2021 “farm-down” of our 100% interest in the mineral leases, substantially all of our business consists of owning and holding a certificate of interest or participation in or investment contract relative to the mineral leases now owned by RTMD (of which we are a member). The Company’s mineral assets historically, as well as the value of the certificate of interest at May 31, 2026, have been booked at cost in accordance with GAAP. We have an accumulated deficit of approximately $47,472,000 at May 31, 2026 as a result of owning and developing the Round Top Project.

●	whether we own or trade in the mineral leases;

	○	The Company has owned the mineral leases, which are now owned by RTMD, since 2010 and neither the Company nor RTMD is in the business of dealing or trading in the mineral leases.

●	what qualifies as an eligible asset for purposes of the exception; and

	○	The statute specifically references mineral leases and our mineral leases were owned by the Company and are now owned by RTMD. In accordance with Regulation S-K Item 1300 that governs disclosure by registrants engaged in mining operations, the definition of mineral resource is “a concentration or occurrence of material of economic interest in or on the Earth’s crust.” Our rare earth elements and minerals underlying the mineral leases meet that definition, as well as does coal, silver, gold and other material mined for economic value by registrants involved in mining operations. The SEC staff has recognized that an excepted entity can also engage in related business activities such as exploring, developing, and operating the eligible assets.

●	what qualifies as a “certificate of interest or participation in” or an “investment contract relative to” the eligible assets.

	○	The statute allows a Company to own a “certificate of interest” or “participation in” the mineral leases. The SEC staff has recognized that limited partnership interests and/or similar securities issued by entities that themselves own the leases constitute “certificate of interest or participation in or investment contracts” related to such leases. The Company’s 18.271% membership interest in RTMD as of May 31, 2026 constitutes a “certificate of interest or participation in” or “an investment contract relative to” the mineral leases that are owned by RTMD.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended May 31, 2026, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

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

(1)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at May 31, 2026 and August 31, 2025; (ii) Consolidated Statements of Operations for the three and nine months ended May 31, 2026 and May 31, 2025; (iii) Consolidated Statements of Cash Flows for the nine months ended May 31, 2026 and May 31, 2025; (iv) Consolidated Statements of Shareholders’ Equity for the three and nine months ended May 31, 2026 and May 31, 2025; and (v) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS MINERAL RESOURCES CORP.

Date: June 30, 2026

/s/ Daniel E. Gorski
Daniel E. Gorski, duly authorized officer Chief Executive Officer and Principal Executive Officer

Date: June 30, 2026

/s/ Wm Chris Mathers
Wm Chris Mathers, Chief Financial Officer and Principal Financial and Accounting Officer

